Form 10-Q
period 2020-03-31
DFP HEALTHCARE ACQUISITIONS CORP.
filed 2020-05-08
CIK 1799191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DFP HEALTHCARE ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39248	84-3562323
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

780 Third Avenue, 37th Floor

New York, New York 10017

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 551-1600

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	DFPHU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	DFPH	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DFPHW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes     ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☒     No     ☐

As of May 8, 2020, 23,000,000 Class A common stock, par value $0.0001, and 5,750,000 Class B, par value $0.0001, were issued and outstanding.

DFP HEALTHCARE ACQUISITIONS CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash	$1,507,436	$25,000
Prepaid expenses	292,933	-
Total current assets	1,800,369	25,000
Cash and Investments held in Trust Account	230,042,685	-
Deferred offering costs associated with initial public offering	-	25,000
Total assets	$231,843,054	$50,000

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$288,257	$-
Accrued expenses	35,122	26,500
Accrued expenses - related parties	17,500	-
Franchise tax payable	50,050	800
Total current liabilities	390,929	27,300
Deferred underwriting commissions	6,300,000	-
Total liabilities	6,690,929	27,300

Commitments
Class A common stock, $0.0001 par value; 22,015,212 and -0- shares subject to possible redemption at $10.00 per share at March 31, 2020 and December 31, 2019, respectively	220,152,120	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 984,788 and -0- shares issued and outstanding (excluding 22,015,212 and -0- shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	98	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2020 and December 31, 2019 (1)	575	575
Additional paid-in capital	5,046,721	24,425
Accumulated deficit	(47,389)	(2,300)
Total stockholders' equity	5,000,005	22,700
Total liabilities and stockholders' equity	$231,843,054	$50,000

(1) As of December 31, 2019, this number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On March 13, 2020, the underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

1

DFP HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2020
General and administrative expenses	$38,074
Franchise tax expense	49,700
Loss from operations	(87,774)
Interest earned on marketable securities held in Trust Account	42,685
Net loss	$(45,089)

Weighted average shares outstanding of Class A common stock	23,000,000
Basic and diluted net loss per share, Class A	$-
Weighted average shares outstanding of Class B common stock	5,750,000
Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

2

DFP HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(2,300)	$22,700
Sale of units in initial public offering	23,000,000	2,300	-	-	229,997,700	-	230,000,000
Offering costs	-	-	-	-	(10,425,486)	-	(10,425,486)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	5,600,000	-	5,600,000
Common stock subject to possible redemption	(22,015,212)	(2,202)	-	-	(220,149,918)	-	(220,152,120)
Net loss	-	-	-	-	-	(45,089)	(45,089)
Balance - March 31, 2020 (unaudited)	984,788	$98	5,750,000	$575	$5,046,721	$(47,389)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

3

DFP HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2020
Cash Flows from Operating Activities:
Net loss	$(45,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(42,685)
Changes in operating assets and liabilities:
Prepaid expenses	(57,933)
Accounts payable	51,707
Accrued expenses	(1,500)
Accrued expenses - related parties	17,500
Franchise tax payable	49,250
Net cash used in operating activities	(28,750)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	200,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	5,600,000
Offering costs paid	(4,088,814)
Net cash provided by financing activities	231,511,186

Net increase in cash	1,482,436

Cash - beginning of the period	25,000
Cash - end of the period	$1,507,436

Supplemental disclosure of noncash activities:
Prepaid expenses included in accounts payable	$235,000
Offering costs included in accrued expenses	$35,122
Offering costs included in accounts payable	$1,550
Deferred underwriting commissions in connection with the initial public offering	$6,300,000
Value of Class A common stock subject to possible redemption	$220,152,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

4

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization, Business Operations and Basis of Presentation

Incorporation

DFP Healthcare Acquisitions Corp. (the “Company”) was incorporated as a Delaware corporation on November 1, 2019.

Sponsor

The Company's sponsor is DFP Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses that it has not yet selected (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date.

The Company's management has broad discretion with respect to the specific application of the net proceeds of its proposed initial public offering of Units (as defined in Note 3 below) (the “Initial Public Offering”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on March 10, 2020. On March 13, 2020, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $10.4 million, inclusive of approximately $6.3 million in deferred underwriting commissions (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,733,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating proceeds of $5.6 million (Note 4).

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $230.00 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a  trust account (the “Trust Account”) and invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which the Company refers to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company's second amended and restated certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of the Public Shares to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend the Company's second amended and restated certificate of incorporation to modify the substance or timing of the Company's obligation to redeem 100% of the Public Shares or with respect to any other material provision relating to stockholders' rights or pre-initial Business Combination activity, or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $500,000) and/or to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $500,000) and/or to pay taxes. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

If the Company holds a stockholder vote in connection with a Business Combination, a Public Stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $500,000) and/or to pay its taxes. As a result, such common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per public share ($230.0 million held in the Trust Account divided by 23,000,000 public shares).

The Company will only have 24 months from the closing of the Initial Public Offering, or until March 13, 2022, to complete its initial Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within this period of time, it will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $500,000) (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, liquidate and dissolve the balance of the Company's net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company's officers and directors (the “initial stockholders”) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the initial stockholders acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company's redemption of common stock or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such a liquidating distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial price per Unit in the Initial Public Offering.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form 8-K filed by the Company with the SEC on March 12, 2020 and March 19, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Liquidity

As of March 31, 2020, the Company had approximately $1.5 million in its operating bank account, working capital of approximately $1.4 million, and approximately $43,000 of interest income available in the Trust Account for the Company’s tax obligations, if any.

The Company’s liquidity needs to date have been satisfied through a $25,000 contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the Note (defined below) of $200,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 13, 2020, the Company repaid the Note in full to the Sponsor.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Management is currently evaluating the impact of the COVID-19 pandemic on its industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

2. Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1,000 in cash equivalents held in the Trust Account as of March 31, 2020.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest held in the Trust Account in the accompanying statement of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset, or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and tax obligations approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised mainly of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 22,015,212 and 0 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 9,483,334 of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per common stock, basic and diluted for Class A common stock are calculated by dividing the interest income earned on marketable securities held in the Trust Account of approximately $43,000, net of approximately $43,000 of maximum allowance for tax obligations, resulting in $0 for the three months ended March 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $45,000, less income attributable to Class A common stock of $0, resulted in a net loss of approximately $45,000, by the weighted average number of Class B common stock outstanding for the period.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $300 and $8,300, respectively, which has a full valuation allowance recorded against it.

There were no unrecognized tax benefits as of March 31, 2020 or December 31, 2019. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity's own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this guidance; as a result, the warrants issued in connection with the Initial Public Offering and Private Placement, were equity-classified.

 In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. Initial Public Offering

Public Units

On March 13, 2020, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $10.4 million, inclusive of approximately $6.3 million in deferred underwriting commissions. Of the Units sold in the Initial Public Offering, 5,000,000 Units were purchased by certain domestic private pooled investment vehicles managed by Deerfield Management Company, L.P. and its affiliates (the “Deerfield Funds”).

Each Unit consists of one of the Company's shares of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant (the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments, at the initial public offering price less the underwriting discounts and commissions. The warrants that were issued in connection with the 3,000,000 over-allotment Units are identical to the public warrants and have no net cash settlement provisions. The underwriters exercised the over-allotment option in full on March 13, 2020.

The underwriters did not receive any underwriting discounts or commission on the Units purchased by the Deerfield Funds. The Company paid an underwriting discount of 2.0% of the per Unit offering price, or $3.6 million, at the closing of the Initial Public Offering, with an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross offering proceeds, or $6.3 million, payable upon the Company's completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

4. Related Party Transactions

Founder Shares

On December 30, 2019, the Sponsor received 4,312,500 shares of Class B common stock (the “Founder Shares”) in exchange for a capital contribution of $25,000, or approximately $0.004 per share. In January 2020, the Sponsor transferred 100,000 Founder Shares to each of Steven Hochberg, the Company's President and Chief Executive Officer, Christopher Wolfe, the Company's Chief Financial Officer and Secretary, and Richard Barasch, the Company's Executive Chairman, and 30,000 Founder Shares to each of Dr. Jennifer Carter, Dr. Mohit Kaushal and Dr. Gregory Sorensen, the Company's independent director nominees, for the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 3,922,500 Founder Shares. On February 19, 2020, the Company effected a split of its Class B common stock resulting in the Sponsor holding 5,360,000 Founder Shares, resulting in an increase in the total number of Founder Shares from 4,312,500 to 5,750,000. Of the 5,750,000 Founder Shares, up to 750,000 shares were subject to forfeiture by the initial stockholders depending on the exercise of the underwriters' over-allotment option. The underwriters exercised their over-allotment option in full on March 13, 2020; thus, the Founder Shares are no longer subject to forfeiture.

The Founder Shares are identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering except that the Founder Shares are subject to certain transfer restrictions.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company's initial Business Combination, or earlier if, subsequent to the Company's initial Business Combination, the closing price of the Company's common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company's initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the Company's stockholders having the right to exchange their common stock for cash, securities or other property.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company sold 3,733,334 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant in a Private Placement, generating proceeds of $5.6 million.

Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. Certain proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination, the proceeds of the Private Placement will be part of the liquidating distribution to the Public Stockholders and the Warrants issued to the Sponsor will expire worthless.

Sponsor Loans

The Sponsor agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to this Initial Public Offering. The Note was payable without interest upon the completion of the Initial Public Offering. The Company received the $200,000 proceeds under the Note and repaid this Note in full on March 13, 2020.

Administrative Services Agreement

Commencing on the date that the Company's securities were first listed on Nasdaq, the Company has paid and will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company's management team. Upon completion of the initial Business Combination or the Company's liquidation, the Company will cease paying such monthly fees. The Company incurred $10,000 in expenses in connection with such services during the three months ended March 31, 2020 as reflected in the accompanying unaudited condensed statement of operations. As of March 31, 2020, the Company recorded $10,000 in connection with such services in accrued expenses to related parties as reflected in the accompanying unaudited condensed balance sheet.

Wolfe Strategic Services Agreement

Commencing on the date that the Company's securities were first listed on Nasdaq, the Company will pay and has paid its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. The Company incurred $7,500 in expenses in connection with such services during the three months ended March 31, 2020 as reflected in the accompanying unaudited condensed statement of operations.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required for working capital (the “Working Capital Loans”). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To date, except for the foregoing, the terms of such loans, if any, have not been determined, no written agreements exist with respect to such loans and no amounts have been borrowed under such loans to date.

5. Commitments

Registration Rights

The initial stockholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2019, there were no shares of Class A common stock issued or outstanding. As of March 31, 2020, there were 23,000,000 shares of Class A common stock issued or outstanding, including 22,015,212 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company's Class B common stock are entitled to one vote for each share. On December 30, 2019, the Company initially issued 4,312,500 shares of Class B common stock. On February 19, 2020, in connection with the proposed increase of the size of the Initial Public Offering, the Company effected a split of its Class B common stock resulting in the Sponsor holding 5,360,000 Founder Shares and an increase in the total number of Class B common stock outstanding from 4,312,500 to 5,750,000. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company to the extent that the underwriters' over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company's issued and outstanding common stock after the Initial Public Offering. The underwriters exercised their over-allotment option in full on March 13, 2020; thus, the 750,000 shares of Class B common stock were no longer subject to forfeiture. As of March 31, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued outstanding.

The Class B common stock will automatically convert into Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there are no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under certain circumstances). The Company has agreed that, as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC and have declared effective a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company's shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable for cash so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Initial Public Offering.

The Company may call the Public Warrants for redemption:

·	in whole and not in part;

·	at a price of $0.01 per warrant;

·	upon a minimum of 30 days' prior written notice of redemption; and

·	if, and only if, the last reported sales price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In addition, commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants for shares of Class A common stock:

·	in whole and not in part;

·	at a price of $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities—Warrants—Public Stockholders' Warrants” based on the redemption date and the “fair market value” of our Class A common stock (as defined below) except as otherwise described in “Description of Securities—Warrants—Public Stockholders' Warrants”;

·	if, and only if, the last reported sale price of its Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which it sends the notice of redemption to the warrant holders;

·	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and

·	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The “fair market value” of the Company's Class A common stock shall mean the average last reported sale price of its Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in other blank check offerings.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

No fractional shares of Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A common stock to be issued to the holder.

Pursuant to the warrant agreement, references above to Class A common stock shall include a security other than Class A common stock into which the Class A common stock has been converted or exchanged for in the event the Company is not the surviving company in its initial Business Combination.

In no event will the Company be required to net cash settle any warrant. If the Company does not complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company's assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$230,041,693	$-	$-
Cash equivalents - money market funds	992	-	-
	$230,042,685	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to DFP Healthcare Acquisitions Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on November 1, 2019 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to focus our investment effort broadly across the entire healthcare industry, which encompasses services, therapeutics, devices, diagnostics and animal health. We intend to effectuate our initial Business Combination using cash from the proceeds of this offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. Our sponsor is DFP Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective by the SEC on March 10, 2020. On March 13, 2020, we consummated our Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $10.4 million, inclusive of approximately $6.3 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 3,733,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating proceeds of $5.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, $230.00 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a  trust account (the “Trust Account”) and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

We will only have 24 months from the closing of the Initial Public Offering, or March 13, 2022, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time, it will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to us to fund our working capital requirements (subject to an annual limit of $500,000) (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, liquidate and dissolve the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation.

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors:

•	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
•	could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our Class A common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2020, we had approximately $1.5 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity from inception through March 31, 2020 related to our formation, the preparation for the Initial Public Offering, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had a net loss of approximately $45,000, which consisted of approximately $43,000 in interest earned on marketable securities held in the Trust Account, offset by approximately $38,000 in general and administrative expenses, and approximately $50,000 in franchise tax expense.

Liquidity

As of March 31, 2020, we had approximately $1.5 million in our operating bank account, working capital of approximately $1.4 million, and approximately $43,000 of interest income available in the Trust Account for our tax obligations, if any.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of our founder shares to our Sponsor, the promissory note of $200,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 13, 2020, we repaid the promissory note in full to our Sponsor.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Management is currently evaluating the impact of the COVID-19 pandemic on our industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services and an agreement to pay our Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination.

Registration Rights

The initial stockholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments, at the initial public offering price of $10.00 per Unit, less the underwriting discounts and commissions. The warrants that were be issued in connection with the 3,000,000 over-allotment Units are identical to the public warrants and have no net cash settlement provisions. The underwriters exercised the over-allotment option in full on March 13, 2020.

The underwriters did not receive any underwriting discounts or commission on the 5,000,000 Units purchased in the Initial Public Offering by certain domestic private pooled investment vehicles managed by Deerfield Management Company, L.P. We paid an underwriting discount of 2.0% of the per Unit offering price, or $3.6 million, at the closing of the Initial Public Offering, with an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross offering proceeds, or $6.3 million, payable upon the Company's completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event we complete our initial Business Combination.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Class A Common Stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 22,015,212 and 0 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Loss per share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 9,483,334 of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per share of common stock, basic and diluted for Class A common stock are calculated by dividing the interest income earned on marketable securities held in the Trust Account of approximately $43,000, net of approximately $43,000 of maximum allowance for tax obligations, resulting in $0 for the three months ended March 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $45,000, less income attributable to Class A common stock of $0, resulted in a net loss of approximately $45,000, by the weighted average number of shares of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity's own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted this guidance; as a result, the warrants issued in connection with the Initial Public Offering and Private Placement, were equity-classified.

 In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer and Secretary have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus relating to the Initial Public Offering dated March 10, 2020 filed with the SEC on March 12, 2020 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, we note the following additional risk factor:

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. This outbreak of COVID-19 has resulted in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we may consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 impacts our search for and ability to consummate a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, and result in protectionist sentiments and legislation in our target markets, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On December 30, 2019, our Sponsor purchased an aggregate of 4,312,500 of our Class B common stock (the “founder shares”), in exchange for a capital contribution of $25,000 at an average purchase price of approximately $0.004 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In January 2020, our Sponsor transferred 100,000 founder shares to each of Steven Hochberg, our Chief Executive Officer and President, Christopher Wolfe, our Chief Financial Officer and Secretary, and Richard Barasch our Executive Chairman, and 30,000 founder shares to each of Dr. Jennifer Carter, Dr. Mohit Kaushal and Dr. Gregory Sorensen, our independent director nominees, for the same per-share price initially paid by our Sponsor, resulting in our Sponsor holding 3,922,500 founder shares. On February 19, 2020, we effected a 1:11/3 stock split of our Class B common stock resulting in our Sponsor holding 5,360,000 founder shares. The number of founder shares outstanding was determined based on the expectation that the total size of this offering would be a maximum of 23,000,000 units if the underwriters' over-allotment option was exercised in full and therefore that such founder shares would represent 20% of the outstanding shares after this offering. Up to 750,000 of these shares would be forfeited depending on the extent to which the underwriters' over-allotment was exercised.

Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our Sponsor is to act as the company's sponsor in connection with this offering. The limited liability company agreement of our Sponsor provides that its membership interests may only be transferred to our officers or directors or other persons affiliated with our Sponsor, or in connection with estate planning transfers.

Simultaneously with the closing of our Initial Public Offering, pursuant to a Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 3,733,334 warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $5,600,000. The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

No underwriting discounts or commissions were paid with respect to such sales.

Item 3.	Defaults Upon Senior Securities

 None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Secretary Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Secretary Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 8th day of May, 2020.

DFP HEALTHCARE ACQUISITIONS CORP.

	By:	/s/ Christopher Wolfe
		Name:	Christopher Wolfe
		Title:	Chief Financial Officer

Dated: May 8, 2020