Form 10-Q
period 2020-06-30
DFP HEALTHCARE ACQUISITIONS CORP.
filed 2020-08-13
CIK 1799191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

DFP HEALTHCARE ACQUISITIONS CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash	$1,103,112	$25,000
Prepaid expenses	242,370	-
Total current assets	1,345,482	25,000
Cash and investments held in Trust Account	230,121,508	-
Deferred offering costs associated with initial public offering	-	25,000
Total assets	$231,466,990	$50,000

Liabilities and Stockholders' Equity:
Current liabilities:
Accrued expenses	$13,000	$26,500
Accrued expenses - related parties	17,500	-
Franchise tax payable	100,100	800
Total current liabilities	130,600	27,300
Deferred underwriting commissions	6,300,000	-
Total liabilities	6,430,600	27,300

Commitments and Contingencies
Class A common stock, $0.0001 par value; 22,003,638 and -0- shares subject to possible redemption at $10.00 per share at June 30, 2020 and December 31, 2019, respectively	220,036,380	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 996,362 and -0- shares issued and outstanding (excluding 22,003,638 and -0- shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	100	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2020 and December 31, 2019 (1)	575	575
Additional paid-in capital	5,162,459	24,425
Accumulated deficit	(163,124)	(2,300)
Total stockholders' equity	5,000,010	22,700
Total liabilities and stockholders' equity	$231,466,990	$50,000

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

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
General and administrative expenses	$144,508	$182,582
Franchise tax expense	50,050	99,750
Loss from operations	(194,558)	(282,332)
Interest earned on marketable securities held in Trust Account	78,823	121,508
Net loss	$(115,735)	$(160,824)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000
Basic and diluted net loss per share, Class A	$0.00	$0.00
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.03)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Six Months Ended June 30, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(2,300)	$22,700
Sale of units in initial public offering	23,000,000	2,300	-	-	229,997,700	-	230,000,000
Offering costs	-	-	-	-	(10,425,486)	-	(10,425,486)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	5,600,000	-	5,600,000
Common stock subject to possible redemption	(22,015,212)	(2,202)	-	-	(220,149,918)	-	(220,152,120)
Net loss	-	-	-	-	-	(45,089)	(45,089)
Balance - March 31, 2020 (unaudited)	984,788	$98	5,750,000	$575	$5,046,721	$(47,389)	$5,000,005
Common stock subject to possible redemption	11,574	2	-	-	115,738	-	115,740
Net loss	-	-	-	-	-	(115,735)	(115,735)
Balance - June 30, 2020 (unaudited)	996,362	$100	5,750,000	$575	$5,162,459	$(163,124)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(160,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(121,508)
Changes in operating assets and liabilities:
Prepaid expenses	(242,370)
Accrued expenses	(23,622)
Accrued expenses - related parties	17,500
Franchise tax payable	99,300
Net cash used in operating activities	(431,524)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	200,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	5,600,000
Offering costs paid	(4,090,364)
Net cash provided by financing activities	231,509,636

Net increase in cash	1,078,112

Cash - beginning of the period	25,000
Cash - end of the period	$1,103,112

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$35,122
Deferred underwriting commissions in connection with the initial public offering	$6,300,000
Value of Class A common stock subject to possible redemption	$220,036,380

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of June 30, 2020, the Company had approximately $1.1 million in its operating bank account, working capital of approximately $1.2 million, and approximately $122,000 of interest income available in the Trust Account for working capital requirements (subject to an annual limit of $500,000) and/or to pay for the Company’s tax obligations, if any.

The Company’s liquidity needs to date have been satisfied through a $25,000 contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the Note (defined below) of $200,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 13, 2020, the Company repaid the Note in full to the Sponsor.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Management continues to evaluate the impact of the COVID-19 pandemic on its industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $230.1 million and $0 in cash equivalents held in the Trust Account as of June 30, 2020 and December 31, 2019, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest held in the Trust Account in the accompanying statement of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information. As of June 30, 2020 and December 31, 2019, the Company had no investments in marketable securities.

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 22,003,638 and 0 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

The Company’s condensed statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per common stock, basic and diluted for Class A common stock are calculated by dividing the interest income earned on marketable securities held in the Trust Account of approximately $79,000 and approximately $122,000, less approximately $50,000 and approximately $100,000 of maximum allowance for tax obligations, plus approximately $29,000 and approximately $22,000 for working capital, resulting in approximately $58,000 and approximately $44,000 for the three and six months ended June 30, 2020, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $116,000 and approximately $161,000, less income attributable to Class A common stock of approximately $58,000 and approximately $44,000, resulted in a net loss of approximately $173,000 and approximately $204,000 for the three and six months ended June 30, 2020, by the weighted average number of Class B common stock outstanding for the periods.

DFP HEALTHCARE ACQUISITIONS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $39,000 and $300, respectively, which has a full valuation allowance recorded against it.

There were no unrecognized tax benefits as of June 30, 2020 or December 31, 2019. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

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

DFP HEALTHCARE ACQUISITIONS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

DFP HEALTHCARE ACQUISITIONS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date that the Company's securities were first listed on Nasdaq, the Company has paid and will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company's management team. Upon completion of the initial Business Combination or the Company's liquidation, the Company will cease paying such monthly fees. The Company incurred $30,000 and $40,000 in expenses in connection with such services during the three and six months ended June 30, 2020, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2020 and December 31, 2019, the Company had $10,000 and $0 in connection with such services in accrued expenses to related parties, respectively, as reflected in the accompanying unaudited condensed balance sheets.

Wolfe Strategic Services Agreement

Commencing on the date that the Company's securities were first listed on Nasdaq, the Company will pay and has paid its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. The Company incurred $22,500 and $30,000 in expenses in connection with such services during the three and six months ended June 30, 2020, respectively, as reflected in the accompanying unaudited condensed statement of operations. As of June 30, 2020 and December 31, 2019, the Company had $7,500 and $0 in connection with such services in accrued expenses to related parties, respectively, as reflected in the accompanying unaudited condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required for working capital (the “Working Capital Loans”). Up to $1.1 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To date, except for the foregoing, the terms of such loans, if any, have not been determined, no written agreements exist with respect to such loans and no amounts have been borrowed under such loans to date.

5. Commitments and Contingencies

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

6. Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2019, there were no shares of Class A common stock issued or outstanding. As of June 30, 2020, there were 23,000,000 shares of Class A common stock issued or outstanding, including 22,003,638 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company's Class B common stock are entitled to one vote for each share. On December 30, 2019, the Company initially issued 4,312,500 shares of Class B common stock. On February 19, 2020, in connection with the proposed increase of the size of the Initial Public Offering, the Company effected a split of its Class B common stock resulting in the Sponsor holding 5,360,000 Founder Shares and an increase in the total number of Class B common stock outstanding from 4,312,500 to 5,750,000. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company to the extent that the underwriters' over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company's issued and outstanding common stock after the Initial Public Offering. The underwriters exercised their over-allotment option in full on March 13, 2020; thus, the 750,000 shares of Class B common stock were no longer subject to forfeiture. As of June 30, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued outstanding.

DFP HEALTHCARE ACQUISITIONS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there are no shares of preferred stock issued or outstanding.

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

DFP HEALTHCARE ACQUISITIONS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2020

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Cash equivalents - money market funds	$230,121,508	$-	$-
	$230,121,508	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2020.

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

As indicated in the accompanying financial statements, at June 30, 2020, we had approximately $1.1 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity from inception through June 30, 2020 related to our formation, the preparation for the Initial Public Offering, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of approximately $116,000, which consisted of approximately $79,000 in interest earned on marketable securities held in the Trust Account, offset by approximately $145,000 in general and administrative expenses, and approximately $50,000 in franchise tax expense.

For the six months ended June 30, 2020, we had a net loss of approximately $161,000, which consisted of approximately $122,000 in interest earned on marketable securities held in the Trust Account, offset by approximately $183,000 in general and administrative expenses, and approximately $100,000 in franchise tax expense.

Liquidity

As of June 30, 2020, we had approximately $1.1 million in our operating bank account, working capital of approximately $1.2 million, and approximately $122,000 of interest income available in the Trust Account for our tax obligations, if any.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of our founder shares to our Sponsor, the promissory note of $200,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 13, 2020, we repaid the promissory note in full to our Sponsor.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Management continues to evaluate the impact of the COVID-19 pandemic on our industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Class A Common Stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 22,003,638 and 0 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

Our condensed statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per common stock, basic and diluted for Class A common stock are calculated by dividing the interest income earned on marketable securities held in the Trust Account of approximately $79,000 and approximately $122,000, less approximately $50,000 and approximately $100,000 of maximum allowance for tax obligations, plus approximately $29,000 and approximately $22,000 for working capital, resulting in approximately $58,000 and approximately $44,000 for the three and six months ended June 30, 2020, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $116,000 and approximately $161,000, less income attributable to Class A common stock of approximately $58,000 and approximately $44,000, resulted in a net loss of approximately $173,000 and approximately $204,000 for the three and six months ended June 30, 2020, by the weighted average number of Class B common stock outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer and Secretary have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus relating to the Initial Public Offering dated March 10, 2020 filed with the SEC on March 12, 2020 (the “Prospectus”) and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 8, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Prospectus and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 8, 2020.

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

On August 7, 2020, we entered into a letter agreement (the “Deerfield Letter Agreement”) with Deerfield Private Design Fund IV, L.P. (“Deerfield”) pursuant to which we agreed to not complete a business combination without the consent of Deerfield, which consent Deerfield has indicated it does not intend to provide if our proposed initial business combination is with a target that is not primarily engaged in the healthcare industry. If we seek stockholder approval of a proposed initial business combination for which Deerfield has granted consent, then in connection with such proposed business combination, Deerfield has agreed (i) to vote any shares of our common stock owned by it in favor of such proposed business combination and (ii) not to redeem any shares of common stock owned by it in connection with such stockholder approval.

The foregoing description of the Deerfield Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Deerfield Letter Agreement, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Letter Agreement, dated August 7, 2020, by and between the Company and Deerfield Private Design Fund IV, L.P.

31.1	Certification of President and Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Secretary Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Secretary Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of August, 2020.

DFP HEALTHCARE ACQUISITIONS CORP.

	By:	/s/ Christopher Wolfe
		Name:	Christopher Wolfe
		Title:	Chief Financial Officer

Dated: August 13, 2020