Form 10-Q
period 2020-09-30
DFP HEALTHCARE ACQUISITIONS CORP.
filed 2020-11-13
CIK 1799191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

DFP HEALTHCARE ACQUISITIONS CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash	$998,571	$25,000
Prepaid expenses	202,187	-
Total current assets	1,200,758	25,000
Cash and investments held in Trust Account	230,194,901	-
Deferred offering costs associated with initial public offering	-	25,000
Total assets	$231,395,659	$50,000

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$1,329	$-
Accrued expenses	28,000	26,500
Accrued expenses - related parties	17,500	-
Franchise tax payable	150,100	800
Total current liabilities	196,929	27,300
Deferred underwriting commissions	6,300,000	-
Total liabilities	6,496,929	27,300

Commitments and Contingencies
Class A common stock, 21,989,872 and -0- shares subject to possible redemption at $10.00 per share at September 30, 2020 and December 31, 2019, respectively	219,898,720	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,010,128 and -0- shares issued and outstanding (excluding 21,989,872 and -0- shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	101	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	575	575
Additional paid-in capital	5,300,118	24,425
Accumulated deficit	(300,784)	(2,300)
Total stockholders' equity	5,000,010	22,700
Total liabilities and stockholders' equity	$231,395,659	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
General and administrative expenses	$95,980	$208,562
General and administrative expenses - related party	52,500	122,500
Franchise tax expense	50,000	149,750
Loss from operations	(198,480)	(480,812)
Interest income from investments in Trust Account	73,393	194,901
Loss before income tax expense	(125,087)	(285,911)
Income tax expense	12,573	12,573
Net loss	$(137,660)	$(298,484)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock	$-	$-
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(2,300)	$22,700
Sale of units in initial public offering	23,000,000	2,300	-	-	229,997,700	-	230,000,000
Offering costs	-	-	-	-	(10,425,486)	-	(10,425,486)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	5,600,000	-	5,600,000
Common stock subject to possible redemption	(22,015,212)	(2,202)	-	-	(220,149,918)	-	(220,152,120)
Net loss	-	-	-	-	-	(45,089)	(45,089)
Balance - March 31, 2020 (unaudited)	984,788	$98	5,750,000	$575	$5,046,721	$(47,389)	$5,000,005
Common stock subject to possible redemption	11,574	2	-	-	115,738	-	115,740
Net loss	-	-	-	-	-	(115,735)	(115,735)
Balance - June 30, 2020 (unaudited)	996,362	$100	5,750,000	$575	$5,162,459	$(163,124)	$5,000,010
Common stock subject to possible redemption	13,766	1	-	-	137,659	-	137,660
Net loss	-	-	-	-	-	(137,660)	(137,660)
Balance - September 30, 2020 (unaudited)	1,010,128	$101	5,750,000	$575	$5,300,118	$(300,784)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(298,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(194,901)
Changes in operating assets and liabilities:
Prepaid expenses	(202,187)
Accounts payable	1,329
Accrued expenses	26,500
Accrued expenses - related parties	17,500
Franchise tax payable	149,300
Net cash used in operating activities	(500,943)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	200,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	5,600,000
Offering costs paid	(4,125,486)
Net cash provided by financing activities	231,474,514

Net increase in cash	973,571

Cash - beginning of the period	25,000
Cash - end of the period	$998,571

Supplemental disclosure of noncash activities:
Deferred underwriting commissions in connection with the initial public offering	$6,300,000
Initial value of Class A common stock subject to possible redemption	$220,164,430
Change in value of Class A common stock subject to possible redemption	$(265,710)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization, Business Operations and Basis of Presentation.

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from November 1, 2019 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company's management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

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

If the Company holds a stockholder vote in connection with a Business Combination, a Public Stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $500,000) and/or to pay its taxes. As a result, such common stock is recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per public share ($230.0 million held in the Trust Account divided by 23,000,000 public shares).

The Company will have 24 months from the closing of the Initial Public Offering, or until March 13, 2022, to complete its initial Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within this period of time, it will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $500,000) (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, liquidate and dissolve the balance of the Company's net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company's officers and directors (the “initial stockholders”) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the initial stockholders acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company's redemption of common stock or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such a liquidating distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial price per Unit in the Initial Public Offering.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form 8-K filed by the Company with the SEC on March 12, 2020 and March 19, 2020, respectively.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of September 30, 2020, the Company had approximately $1.0 million in its operating bank account, working capital of approximately $1.0 million, and approximately $195,000 of interest income available in the Trust Account for working capital requirements (subject to an annual limit of $500,000) and/or to pay for the Company’s tax obligations, if any.

The Company’s liquidity needs to date have been satisfied through a $25,000 contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the Note (defined below) of $200,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 13, 2020, the Company repaid the Note in full to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of September 30, 2020, there were no Working Capital Loans outstanding.

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

2. Significant Accounting Policies.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2020 and December 31, 2019.

Investments Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information

Concentration of Credit Risk

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

As of September 30, 2020 and December 31, 2019, the carrying values of cash, accounts payable, accrued expenses, and tax obligations approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised mainly of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 21,989,872 and -0- shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

The Company’s unaudited condensed statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per common stock, basic and diluted for Class A common stock are calculated by dividing the interest income earned on the investments held in the Trust Account of approximately $74,000 and $195,000, less approximately $63,000 and $162,000 of maximum allowance for tax obligations, minus approximately $11,000 and $33,000 for working capital allowance, resulting in no income for Class A common stock for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $138,000 and $298,000, less income attributable to Class A common stock of -0-, resulting in a net loss of approximately $138,000 and $298,000 for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class B common stock outstanding for the periods.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $70,000 and $300, respectively, related to start-up costs, which has a full valuation allowance recorded against it.

There were no unrecognized tax benefits as of September 30, 2020 or December 31, 2019. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded $12,573 of income tax expense. The Company’s effective tax rates for three and nine months ended September 30, 2020 were negative (10%) and (4%), respectively, which differ from the expected income tax rate due to start-up costs (discussed above) which are not currently deductible.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. Initial Public Offering.

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

4. Related Party Transactions.

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Services Agreement

Commencing on the date that the Company's securities were first listed on Nasdaq, the Company has paid and will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company's management team. Upon completion of the initial Business Combination or the Company's liquidation, the Company will cease paying such monthly fees. The Company incurred $30,000 and $70,000 in expenses in connection with such services during the three and nine months ended September 30, 2020, respectively, as included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of September 30, 2020 and December 31, 2019, the Company had $10,000 and $0 in connection with such services in accrued expenses to related parties, respectively, as included in the accompanying unaudited condensed balance sheets.

Wolfe Strategic Services Agreement

Commencing on the date that the Company's securities were first listed on Nasdaq, the Company will pay and has paid its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. The Company incurred $22,500 and $52,500 in expenses in connection with such services during the three and nine months ended September 30, 2020, respectively, included in general and administrative expenses - related party on the accompanying unaudited condensed statement of operations. As of September 30, 2020, and December 31, 2019, the Company had $7,500 and $0 in connection with such services in accrued expenses to related parties, respectively, as included in the accompanying unaudited condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required for working capital (the “Working Capital Loans”). Up to $1.1 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2020, except for the foregoing, the terms of such loans, if any, have not been determined, no written agreements exist with respect to such loans and no amounts have been borrowed under such loans to date.

5. Commitments and Contingencies.

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

Risks and Uncertainties

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

6. Stockholders’ Equity.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2019, there were no shares of Class A common stock issued or outstanding. As of September 30, 2020, there were 23,000,000 shares of Class A common stock issued or outstanding, including 21,989,872 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company's Class B common stock are entitled to one vote for each share. On December 30, 2019, the Company initially issued 4,312,500 shares of Class B common stock. On February 19, 2020, in connection with the proposed increase of the size of the Initial Public Offering, the Company effected a split of its Class B common stock resulting in the Sponsor holding 5,360,000 Founder Shares and an increase in the total number of Class B common stock outstanding from 4,312,500 to 5,750,000. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company to the extent that the underwriters' over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company's issued and outstanding common stock after the Initial Public Offering. The underwriters exercised their over-allotment option in full on March 13, 2020; thus, the 750,000 shares of Class B common stock were no longer subject to forfeiture. As of September 30, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2020 and December 31, 2019, there are no shares of preferred stock issued or outstanding.

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7. Fair Value Measurements.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2020

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
U.S. Treasury securities	$230,173,491	$-	$-
Cash and Cash equivalents	$21,410
	$230,194,901	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

8. Subsequent Events.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2020, we had approximately $1.0 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity from inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of approximately $138,000, which consisted of approximately $73,000 in net gain from investments held in the Trust Account, offset by approximately $96,000 in general and administrative expenses, $52,000 in administrative expenses – related party, approximately $50,000 in franchise tax expense, and approximately $13,000 in income tax expense.

For the nine months ended September 30, 2020, we had a net loss of approximately $298,000, which consisted of approximately $195,000 in net gain from investments held in the Trust Account, offset by approximately $209,000 in general and administrative expenses, $122,000 in administrative expenses – related party, approximately $149,000 in franchise tax expense, and approximately $13,000 in income tax expense.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $1.0 million in our operating bank account, working capital of approximately $1.0 million, and approximately $195,000 of interest income available in the Trust Account for our tax obligations, if any.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of our founder shares to our Sponsor, the promissory note of $200,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 13, 2020, we repaid the promissory note in full to our Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2020, there were no Working Capital Loans outstanding.

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

Use of Estimates

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 21,989,872 and 0 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

Our unaudited condensed statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per common stock, basic and diluted for Class A common stock are calculated by dividing the interest income earned on marketable securities held in the Trust Account of approximately $73,000 and approximately $195,000, less approximately $63,000 and approximately $162,000 of maximum allowance for tax obligations, minus approximately $11,000 and approximately $33,000 for working capital, resulting in no income for Class A common stock for the three and nine months ended September 30, 2020, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $138,000 and approximately $298,000, less income attributable to Class A common stock of -0-, resulting in a net loss of approximately $138,000 and approximately $298,000 for the three and nine months ended September 30, 2020, by the weighted average number of Class B common stock outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the periods presented.

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

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer and Secretary have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus relating to the Initial Public Offering dated March 10, 2020 filed with the SEC on March 12, 2020 (the “Prospectus”), and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 8, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, we note the following additional risk factor:

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of the Initial Public Offering and certain proceeds from the sale of the private placement warrants, in the amount of $230,000,000, is being held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $230,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

No underwriting discounts or commissions were paid with respect to such sales.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of President and Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Secretary Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer and Secretary Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of November, 2020.

DFP HEALTHCARE ACQUISITIONS CORP.

	By:	/s/ Christopher Wolfe
		Name:	Christopher Wolfe
		Title:	Chief Financial Officer

Dated: November 13, 2020