Form 10-K/A
period 2020-12-31
DFP HEALTHCARE ACQUISITIONS CORP.
filed 2021-05-24
CIK 1799191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-38343

DFP HEALTHCARE ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-3562323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Park Avenue South
New York, New York	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 551-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	DFPHU	The Nasdaq Stock Market LLC

Class A common stock, par value $0.0001 per share	DFPH	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DFPHW	The Nasdaq Stock Market LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to DFP Healthcare Acquisitions Corp., unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of DFP Healthcare Acquisitions Corp. as of and for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 30, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on March 13, 2020, our outstanding warrants to purchase common stock (the “Warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, with our Audit Committee of our Board of Directors, and taking into consideration the SEC Staff Statement, we have concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Audit Committee, in consultation with its management, concluded that the Company’s (i) previously issued audited balance sheet dated as of March 13, 2020 which was related to its initial public offering, (ii) unaudited interim financial statements as of and for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020, as reported in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 8, 2020, August 13, 2020 and November 13, 2020, respectively, and (iii) audited financial statements as of December 31, 2020 and for the period from November 1, 2019 (inception) through December 31, 2020 as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. In light of the SEC Staff’s published views, we reassessed our accounting for the Warrants issued on March 13, 2020. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business or the non-cash adjustments to our financial statements, in any of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post- transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

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

Risk Factor Summary

•	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The requirement that we complete our initial business combination by March 13, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•	We may not be able to complete our initial business combination by March 13, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•	If we seek stockholder approval of our initial business combination, the Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

•	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until March 13, 2022, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our initial business combination.

•	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

•	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue certain shares to consummate an initial business combination.

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

In the event that our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 13, 2022 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60- day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate (i) previously issued audited balance sheet dated as of March 13, 2020 which was related to its initial public offering, (ii) unaudited interim financial statements as of and for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020, as reported in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 8, 2020, August 13, 2020 and November 13, 2020, respectively, and (iii) audited financial statements as of December 31, 2020 and for the period from November 1, 2019 (inception) through December 31, 2020 as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021 (collectively, the “Affected Periods”).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in March 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the July 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

In this Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from January 1, 2020 to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and (iii) our unaudited interim financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and (iv) our unaudited interim financial statements as of March 31, 2020, and for the three months ended March 31, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 17, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 14, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its (i) previously issued audited balance sheet dated as of March 13, 2020 which was related to its initial public offering, (ii) unaudited interim financial statements as of and for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020, as reported in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 8, 2020, August 13, 2020 and November 13, 2020, respectively, and (iii) audited financial statements as of December 31, 2020 and for the period from November 1, 2019 (inception) through December 31, 2020 as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on March 13, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the year ended December 31, 2020, we had a net loss of approximately $8.3 million, which consisted of approximately $0.3 million in general and administrative expenses, $0.2 million in administrative expenses – related party, approximately $0.2 million in franchise tax expense, approximately $11,000 in income tax expense, approximately $7.6 million in changes in fair value of derivative warrant liabilities, and approximately $0.3 million offering costs associated with derivative warrant liabilities, partly offset by approximately $0.3 million of interest income from investments in Trust Account.

For the period November 1, 2019 (inception) through December 31, 2019, our only activities had been organization activities and those necessary to prepare for the initial public offering.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from January 1, 2020 through December 31, 2020, the change in fair value of warrants was an increase of approximately $7.6 million. We also recognized a charge of $0.3 million for the amount of offering costs ascribe to the derivative warrant liabilities that was offset by an increase in additional paid-in capital.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 20,096,488 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

For the year ended December 31, 2020, net loss per common stock, basic and diluted for Class A common stock are calculated by dividing the interest income from investments held in the Trust Account of approximately $254,000, less approximately $211,000 of maximum allowance for tax obligations, minus approximately $43,000 for working capital, resulting in no income for Class A common stock for the year ended December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $8.3 million, less income attributable to Class A common stock of $0, resulting in a net loss of approximately $8.3 million for the year ended December 31, 2020, by the weighted average number of Class B common stock outstanding for the period.

For the period from November 1, 2019, through December 31, 2019, net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $2,300, by the weighted average number of Class B common stock outstanding for the period excluding 750,000 shares that were subject to forfeiture.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 5,750,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and issued 3,733,334 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Please see our Financial Statements beginning on page F-1 of this Annual Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in internal control over reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on March 20, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the March 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Dr. Jennifer Carter has served as a director as of March 10, 2020. Dr. Carter is a board-certified internist and healthcare entrepreneur, with over 20 years of experience evaluating existing and emerging markets, new medical technologies and early-stage companies in the health care field. Dr. Carter currently serves as a managing director at Sandbox Industries ("Sandbox") and Blue Venture Fund ("Blue Venture"). Prior to Sandbox and Blue Venture, she was managing director of JLC Precision Health Strategies. Prior to this, Dr. Carter was vice president and head of Precision Health at Integral Health (now Valo Health). Dr. Carter has served on the board of directors of Houseworks, LLC, an elder-care provider, since 2019, on the board of directors of Target Cancer Foundation, a non-profit organization, since 2018 and has been a member of the Founding Strategic Board of Xsphera Biosciences, Inc., a biotechnology startup, since 2018. Dr. Carter has B.S. degrees in Biochemistry and Biophysics from Yale University. She received an M.D. from Harvard Medical School and an M.P.H. from The Harvard School of Public Health. Dr. Carter was selected to serve on the board of directors due to her significant experience in healthcare technology and strategic consulting.

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

(7) According to a Schedule 13G filed on March 12, 2021, Park West Asset Management LLC (“PWAM”) and Peter S. Park have beneficial ownership of 1,317,263 shares of Class A common stock. Park West Investors Master Fund, Limited (“PWIMF”) has beneficial ownership of 1,199,515 shares of Class A common stock. PWAM is the investment manager to PWIMF and Park West Partners International, Limited (“PWPI,” and collectively with PWIMF, the “PW Funds”). Mr. Park, through one or more affiliated entities, is the controlling manager of PWAM. Their business address is 780 Third Avenue, 37th Floor, New York, New York 10017.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39248), filed with the SEC on March 13, 2020).

3.2	By Laws (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-236578), filed with the SEC on March 5, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-236578), filed with the SEC on March 5, 2020).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-236578), filed with the SEC on March 5, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-236578), filed with the SEC on March 5, 2020).

4.4	Warrant Agreement, dated March 10, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K (File No. 001-39248), filed with the SEC on March 13, 2020).

4.5	Description of Securities.

10.1	Letter Agreement, dated March 10, 2020, by and among the Company, its executive officers, its directors and DFP Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39248), filed with the SEC on March 13, 2020).

10.2	Letter Agreement, dated August 7, 2020, by and between the Company and Deerfield Private Design Fund IV, L.P. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 10-Q (File No. 001-39248), filed with the SEC on August 13, 2020).

10.3	Investment Management Trust Agreement, dated March 10, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39248), filed with the SEC on March 13, 2020).

10.4	Registration Rights Agreement, dated March 10, 2020, by and among the Company, DFP Sponsor LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001- 39248), filed with the SEC on March 13, 2020).

10.5	Private Placement Warrants Purchase Agreement, dated March 10, 2020, by and among the Company and DFP Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39248), filed with the SEC on March 13, 2020).

10.6	Administrative Services Agreement, dated March 10, 2020, by and between the Company and DFP Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39248), filed with the SEC on March 13, 2020).

10.7	Strategic Services Agreement, dated March 10, 2020, by and between the Company and Christopher Wolfe (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39248), filed with the SEC on March 13, 2020).

10.8	Promissory Note issued to DFP Sponsor LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-236578), filed with the SEC on March 5, 2020).

10.9	Securities Subscription Agreement, dated as of December 30, 2019, by and between the Company and DFHTA Sponsor Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-236578), filed with the SEC on March 5, 2020).

10.10	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-236578), filed with the SEC on March 5, 2020).

24	Power of Attorney (included on signature page).

31.1 *	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.

+	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

DFP HEALTHCARE ACQUISITIONS CORP. INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2020 (As Restated) and 2019	F-2

Statements of Operations for the year ended December 31, 2020 (As Restated) and for the period from November 1, 2019 (inception) through December 31, 2019	F-3

Statements of Changes in Stockholders’ Equity for the year ended December 31, 2020 (As Restated) and for the period from November 1, 2019 (inception) through December 31, 2019	F-4

Statements of Cash Flows for the year ended December 31, 2020 (As Restated) and for the period from November 1, 2019 (inception) through December 31, 2019	F-5

Notes to Financial Statements (As Restated)	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DFP Healthcare Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DFP Healthcare Acquisitions Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from November 1, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from November 1, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 21, 2021

DFP Healthcare Acquisitions Corp.

BALANCE SHEET

	December 31, 2020	December 31, 2019
	(As Restated - See Note 2)
Assets:
Current assets:
Cash	$916,987	$25,000
Prepaid expenses	152,474	-
Total current assets	1,069,461	25,000
Cash and investments held in Trust Account	230,254,149	-
Deferred offering costs associated with initial public offering	-	25,000
Total assets	$231,323,610	$50,000

Liabilities and Stockholders' Equity:
Current liabilities:
Accrued expenses	$50,000	$26,500
Accrued expenses - related parties	17,500	-
Franchise tax payable	200,050	800
Total current liabilities	267,550	27,300
Deferred underwriting commissions	6,300,000	-
Derivative warrant liabilities	18,791,170	-
Total liabilities	25,358,720	27,300

Commitments and Contingencies
Class A common stock, $0.0001 par value; 20,096,488 and -0- shares subject to possible redemption at $10.00 per share at December 31, 2020 and December 31, 2019, respectively	200,964,880	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,903,512 and -0- shares issued and outstanding (excluding 20,096,488 and -0- shares subject to possible redemption) at December 31, 2020 and December 31, 2019, respectively	290	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2020 and December 31, 2019 (1)	575	575
Additional paid-in capital	13,341,349	24,425
Accumulated deficit	(8,342,204)	(2,300)
Total stockholders' equity	5,000,010	22,700
Total liabilities and stockholders' equity	$231,323,610	$50,000

(1) As of December 31, 2019, this number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 13, 2020, the underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

DFP Healthcare Acquisitions Corp.

STATEMENT OF OPERATIONS

	For the period from January 1, 2020 through December 31, 2020	For the period from November 1, 2019 (inception) through December 31, 2019
	(As Restated - See Note 2)
General and administrative expenses	$ 309,169	$ 1,500
General and administrative expenses - related party	175,000	-
Franchise tax expense	199,700	800
Loss from operations	(683,869)	(2,300)
Interest income from investments in Trust Account	254,149	-
Change in fair value of derivative warrant liabilities	(7,583,670)	-
Offering costs associated with derivative warrant liabilities	(315,080)	-
Income/(loss) before income tax expense	(8,328,470)	(2,300)
Income tax expense	11,434	-
Net loss	$ (8,339,904)	$ (2,300)

Weighted average shares outstanding of Class A common stock	23,000,000	-
Basic and diluted net loss per share, Class A	$ -	$ -
Weighted average shares outstanding of Class B common stock	5,602,459	5,000,000
Basic and diluted net loss per share, Class B	$ (1.49)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

DFP Healthcare Acquisitions Corp.

STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY

	For the period from November 1, 2019 (inception) through December 31, 2019
	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - November 1, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)(2)	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(2,300)	(2,300)
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(2,300)	$22,700

(1) This number excludes an aggregate of up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

(2) The share amounts have been retroactively restated to reflect the split of Class B common stock on February 19, 2020 resulting in 5,750,000 shares outstanding (see Note 4).

	For the Year Ended December 31, 2020 (As Restated - See Note 2)
	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(2,300)	$22,700
Sale of units in initial public offering, less allocation to derivative warrant liabilities	23,000,000	2,300	-	-	223,270,200	-	223,272,500
Offering costs	-	-	-	-	(10,110,406)	-	(10,110,406)
Sale of private placement warrants to Sponsor in private placement, less allocation to derivative warrant liabilities	-	-	-	-	1,120,000	-	1,120,000
Common stock subject to possible redemption	(20,096,488)	(2,010)	-	-	(200,962,870)	-	(200,964,880)
Net loss	-	-	-	-	-	(8,339,904)	(8,339,904)
Balance - December 31, 2020	2,903,512	$290	5,750,000	$575	$13,341,349	$(8,342,204)	$5,000,010

The accompanying notes are an integral part of these financial statements.

DFP Healthcare Acquisitions Corp.

STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2020	For the period from November 1, 2019 (inception) through December 31, 2019
	(As Restated - See Note 2)
Cash Flows from Operating Activities:
Net loss	$(8,339,904)	$(2,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(254,149)	-
Offering costs associated with derivative warrant liabilities	315,080	-
Change in fair value of derivative warrant liabilities	7,583,670	-
Changes in operating assets and liabilities:
Prepaid expenses	(152,474)	-
Accrued expenses	48,500	1,500
Accrued expenses - related parties	17,500	-
Franchise tax payable	199,250	800
Net cash used in operating activities	(582,527)	-

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received from note payable to related party	200,000	-
Repayment of note payable to related party	(200,000)	-
Proceeds received from initial public offering, gross	230,000,000	-
Proceeds received from private placement	5,600,000	-
Offering costs paid	(4,125,486)	-
Net cash provided by financing activities	231,474,514	25,000

Net increase in cash	891,987	25,000

Cash - beginning of the period	25,000	-
Cash - end of the period	$916,987	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$25,000
Deferred underwriting commissions in connection with the initial public offering	$6,300,000	$-
Initial value of Class A common stock subject to possible redemption	$208,956,930	$-
Change in value of Class A common stock subject to possible redemption	$(7,992,050)	$-

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the year ended December 31, 2020, as of September 30, 2020 and for the three and nine months ended September 30, 2020, as of June 30, 2020 and for the three and six months ended June 30, 2020, and as of March 31, 2020 and for the three months ended March 31, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Note 2 — Restatement of previously issued financial statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in March 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in March 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued in March 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$231,323,610	$-	$231,323,610
Liabilities and stockholders’ equity
Total current liabilities	$267,550	$-	$267,550
Deferred underwriting commissions	6,300,000	-	6,300,000
Derivative warrant liabilities	-	18,791,170	18,791,170
Total liabilities	6,567,550	18,791,170	25,358,720
Class A common stock, $0.0001 par value; shares subject to possible redemption	219,756,050	(18,791,170)	200,964,880
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	102	188	290
Class B common stock - $0.0001 par value	575	-	575
Additional paid-in-capital	5,442,787	7,898,562	13,341,349
Accumulated deficit	(443,454)	(7,898,750)	(8,342,204)
Total stockholders’ equity	5,000,010	-	5,000,010
Total liabilities and stockholders’ equity	$231,323,610	$-	$231,323,610

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(683,869)	$-	$(683,869)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(7,583,670)	(7,583,670)
Financing costs - derivative warrant liabiltiies	-	(315,080)	(315,080)
Interest income from investments in Trust Account	254,149	-	254,149
Income tax expense	(11,434)	-	(11,434)
Total other (expense) income	242,715	(7,898,750)	(7,656,035)
Net loss	$(441,154)	$(7,898,750)	$(8,339,904)

Basic and Diluted weighted-average Class A common stock outstanding	23,000,000		23,000,000
Basic and Diluted net loss per Class A common shares	$0.00		$0.00
Basic and Diluted weighted-average Class B common stock outstanding	5,602,459	-	5,602,459
Basic and Diluted net loss per Class B common shares	$(0.08)	$(1.41)	$(1.49)

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(441,154)	$(7,898,750)	$(8,339,904)
Change in fair value of derivative warrant liabilities	-	7,583,670	7,583,670
Financing Cost- derivative warrant liabilities	-	315,080	315,080
Initial value of Class A common stock subject to possible redemption	220,164,430	(11,207,500)	208,956,930
Change in fair value of Class A common stock subject to possible redemption	(408,380)	(7,583,670)	(7,992,050)

In addition, the impact to the balance sheet dated March 13, 2020, filed by the Company with the SEC on Form 8-K on March 19, 2020 related to the impact of accounting for the warrants as liabilities at fair value resulted in a $11.2 million increase to the derivative liabilities line item at March 13, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. In addition, the allocation of associated offering costs to the derivative warrant liabilities resulted in an increase to additional paid-in-capital of $0.3 million and an offsetting decrease to the accumulated deficit. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Estimating the fair value of derivative warrant liabilities on the condensed balance sheet is a significant estimate. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020, and 2019.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16)  of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 5,750,000 warrants to purchase Class A common stock to investors in the Company’s Initial Public Offering, including the over-allotment, and simultaneously issued 3,733,334 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 20,096,488 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The Company’s statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the investments held in the Trust Account of approximately $254,000, less approximately $211,000 of maximum allowance for tax obligations, minus approximately $43,000 for working capital allowance, resulting in no income for Class A common stock for the year ended December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $8.3 million, less income attributable to Class A common stock of $0, resulting in a net loss of approximately $8.3 million for the year ended December 31, 2020, by the weighted average number of Class B common stock outstanding for the period.

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

Note 4 —Initial Public Offering

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

Note 5 — Related Party Transactions

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

Note 6 — Commitments and Contingencies

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

Note 7 — Derivative Warrant Liabilities

As of December 31, 2020, the Company had 5,750,000 Public Warrants and 3,733,334 Private Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under certain circumstances). The Company has agreed that, as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC and have declared effective a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company's shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a) (9)  of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 — Stockholders’ Equity

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Assets held in Trust Account:
U.S. Treasury securities	$230,253,395	$-	$-
Cash equivalents - money market funds	754	-	-
	$230,254,149	$-	$-

Liabilities
Derivative warrant liabilities -Public Warrants	$11,212,500	$-	$-
Derivative warrant liabilities -Private Warrants	$-	$-	$7,578,670

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in June 2020, upon trading of the Public Warrants in an active market.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, beginning in June 2020.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2019.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of March 13, 2020	As of December 31, 2020
Stock Price	$9.71	$10.80
Volatility	18.2%	24.0%
Expected life of the options to convert	6.55	5.75
Risk-free rate	0.85%	0.47%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the year ended December 31, 2020 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2020	$-
Issuance of Public and Private Warrants on March 13, 2021	11,207,500
Transfer of Public Warrants to Level 1	(6,957,500)
Change in fair value of derivative warrant liabilities	3,328,670
Level 3 derivative warrant liabilities at December 31, 2020	$7,578,670

Note 10. Quarterly financial information (unaudited)

The following tables contain unaudited quarterly financial information for the three months ended March 31, 2020, for the three and six months ended June 30, 2020, and for the three and nine months ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact on net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$231,843,054	$-	$231,843,054
Liabilities and stockholders’ equity
Total current liabilities	$390,929	$-	$390,929
Deferred underwriting commissions	6,300,000	-	6,300,000
Derivative warrant liabilities	-	11,624,170	11,624,170
Total liabilities	6,690,929	11,624,170	18,315,099
Class A common stock, $0.0001 par value; shares subject to possible redemption	220,152,120	(11,624,170)	208,527,950
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	98	117	215
Class B common stock - $0.0001 par value	575	-	575
Additional paid-in-capital	5,046,721	731,633	5,778,354
Accumulated deficit	(47,389)	(731,750)	(779,139)
Total stockholders’ equity	5,000,005	-	5,000,005
Total liabilities and stockholders’ equity	$231,843,054	$-	$231,843,054

	For the Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(87,774)	$-	$(87,774)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(416,670)	(416,670)
Financing cost - derivative warrant liabilities	-	(315,080)	(315,080)
Interest earned on marketable securities held in Trust Account	42,685	-	42,685
Total other (expense) income	42,685	(731,750)	(689,065)
Net loss	$(45,089)	$(731,750)	$(776,839)

Basic and Diluted weighted-average Class A common stock	23,000,000		23,000,000
Basic and Diluted net loss per Class A common stock	$0.00		$0.00
Basic and Diluted weighted-average Class B common stock	5,750,000	(593,407)	5,156,593
Basic and Diluted net loss per Class B common stock	$(0.01)	$(0.14)	$(0.15)

	For the Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(45,089)	$(731,750)	$(776,839)
Change in fair value of derivative warrant liabilities	-	416,670	416,670
Fiancing Cost- derivative warrant liabilities	-	315,080	315,080
Initial value of Class A common stock subject to possible redemption	220,164,430	(11,207,500)	208,956,930
Change in fair value of Class A common stock subject to possible redemption	(12,310)	(416,670)	(428,980)

	As of June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$231,466,990	$-	$231,466,990
Liabilities and stockholders’ equity
Total current liabilities	$130,600	$-	$130,600
Deferred underwriting commissions	6,300,000	-	6,300,000
Derivative warrant liabilities	-	14,127,170	14,127,170
Total liabilities	6,430,600	14,127,170	20,557,770
Class A common stock, $0.0001 par value; shares subject to possible redemption	220,036,380	(14,127,170)	205,909,210
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	100	141	241
Class B common stock - $0.0001 par value	575	-	575
Additional paid-in-capital	5,162,459	3,234,609	8,397,068
Accumulated deficit	(163,124)	(3,234,750)	(3,397,874)
Total stockholders’ equity	5,000,010	-	5,000,010
Total liabilities and stockholders’ equity	$231,466,990	$-	$231,466,990

	For the Three Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(194,558)	$-	$(194,558)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(2,503,000)	(2,503,000)
Interest earned on marketable securities held in Trust Account	78,823	-	78,823
Total other (expense) income	78,823	(2,503,000)	(2,424,177)
Net loss	$(115,735)	$(2,503,000)	$(2,618,735)

Basic and Diluted weighted-average Class A common stock	23,000,000		23,000,000
Basic and Diluted net loss per Class A common stock	$0.00		$0.00
Basic and Diluted weighted-average Class B common stock	5,750,000		5,750,000
Basic and Diluted net loss per Class B common stock	$(0.03)	$(0.43)	$(0.46)

	For the Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(282,332)	$-	$(282,332)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(2,919,670)	(2,919,670)
Financing cost - derivative warrant liabilities	-	(315,080)	(315,080)
Interest earned on marketable securities held in Trust Account	121,508	-	121,508
Total other (expense) income	121,508	(3,234,750)	(3,113,242)
Net loss	$(160,824)	$(3,234,750)	$(3,395,574)

Basic and Diluted weighted-average Class A common shares outstanding	23,000,000	-	23,000,000
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B common shares outstanding	5,750,000	(296,703)	5,453,297
Basic and Diluted net loss per Class B share	$(0.04)	$(0.58)	$(0.62)

	For the Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(160,824)	$(3,234,750)	$(3,395,574)
Change in fair value of derivative warrant liabilities	-	2,919,670	2,919,670
Fiancing Cost- derivative warrant liabilities	-	315,080	315,080
Initial value of Class A common stock subject to possible redemption	220,164,430	(11,207,500)	208,956,930
Change in fair value of Class A common stock subject to possible redemption	(128,050)	(2,919,670)	(3,047,720)

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$231,395,659	$-	$231,395,659
Liabilities and stockholders’ equity
Total current liabilities	$196,929	$-	$196,929
Deferred underwriting commissions	6,300,000	-	6,300,000
Derivative warrant liabilities	-	16,406,170	16,406,170
Total liabilities	6,496,929	16,406,170	22,903,099
Class A common stock, $0.0001 par value; shares subject to possible redemption	219,898,720	(16,406,170)	203,492,550
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	101	164	265
Class B common stock - $0.0001 par value	575	-	575
Additional paid-in-capital	5,300,118	5,513,586	10,813,704
Accumulated deficit	(300,784)	(5,513,750)	(5,814,534)
Total stockholders’ equity	5,000,010	-	5,000,010
Total liabilities and stockholders’ equity	$231,395,659	$-	$231,395,659

	Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(198,480)	$-	$(198,480)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(2,279,000)	(2,279,000)
Interest income from investments in Trust Account	73,393	-	73,393
Income tax expense	(12,573)	-	(12,573)
Total other (expense) income	60,820	(2,279,000)	(2,218,180)
Net loss	$(137,660)	$(2,279,000)	$(2,416,660)

Basic and Diluted weighted-average Class A common stock	23,000,000		23,000,000
Basic and Diluted net loss per Class A common stock	$0.00		$0.00
Basic and Diluted weighted-average Class B common stock	5,750,000		5,750,000
Basic and Diluted net loss per Class B common stock	$(0.02)	$(0.40)	$(0.42)

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(480,812)	$-	$(480,812)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(5,198,670)	(5,198,670)
Financing cost - derivative warrant liabilities	-	(315,080)	(315,080)
Interest income from investments in Trust Account	194,901	-	194,901
Income tax expense	(12,573)	-	(12,573)
Total other (expense) income	182,328	(5,513,750)	(5,331,422)
Net loss	$(298,484)	$(5,513,750)	$(5,812,234)

Basic and Diluted weighted-average Class A common shares outstanding	23,000,000	-	23,000,000
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B common shares outstanding	5,750,000	(197,080)	5,552,920
Basic and Diluted net loss per Class B share	$(0.05)	$(1.00)	$(1.05)

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(298,484)	$(5,513,750)	$(5,812,234)
Change in fair value of derivative warrant liabilities	-	5,198,670	5,198,670
Fiancing Cost- derivative warrant liabilities	-	315,080	315,080
Initial value of Class A common stock subject to possible redemption	220,164,430	(11,207,500)	208,956,930
Change in fair value of Class A common stock subject to possible redemption	(265,710)	(5,198,670)	(5,464,380)

Note 11 — Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax	$(1,748,979)	$(483)
Change in fair value of derivative warrant liabilities	(1,450,150)	-
Financing costs - derivative warrant liabilities	(2,503)	-
Change in valuation allowance	3,213,065	483
Income tax expense	$11,434	$-

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

Note 12 — Subsequent Events

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

May 24, 2021

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

Name	Title	Date
/s/ Steven Hochberg	President, Chief Executive Officer and Director	May 24, 2021
Steven Hochberg

/s/ Christopher Wolfe	Chief Financial Officer and Secretary	May 24, 2021
Christopher Wolfe

/s/ Richard Barasch	Director	May 24, 2021
Richard Barasch

/s/ Dr. Jennifer Carter	Director	May 24, 2021
Dr. Jennifer Carter

/s/ Dr. Mohit Kaushal	Director	May 24, 2021
Dr. Mohit Kaushal

/s/ Dr. Gregory Sorensen	Director	May 24, 2021
Dr. Gregory Sorensen

68