Form 10-Q
period 2021-03-31
DFP HEALTHCARE ACQUISITIONS CORP.
filed 2021-05-28
CIK 1799191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38343

DFP HEALTHCARE ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-3562323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue South

New York, New York 10010

(Address of Principal Executive Offices, including zip code)

(212) 551-1600

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of May 24, 2021, 23,000,000 Class A ordinary shares, $0.0001 par value, and 5,750,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DFP Healthcare Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

DFP Healthcare Acquisitions Corp.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$573,330	$916,987
Prepaid expenses	162,825	152,474
Total current assets	736,155	1,069,461
Cash and investments held in Trust Account	230,300,107	230,254,149
Total assets	$231,036,262	$231,323,610

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$24,707	$-
Accrued expenses	80,000	50,000
Accrued expenses - related parties	17,500	17,500
Franchise tax payable	49,365	200,050
Total current liabilities	171,572	267,550
Deferred underwriting commissions	6,300,000	6,300,000
Derivative warrant liabilities	12,914,500	18,791,170
Total liabilities	19,386,072	25,358,720

Commitments and Contingencies
Class A common stock, $0.0001 par value; 20,665,018 and 20,096,488 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	206,650,180	200,964,880

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,334,982 and 2,903,512 shares issued and outstanding (excluding 20,665,018 and 20,096,488 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	233	290
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	7,656,106	13,341,349
Accumulated deficit	(2,656,904)	(8,342,204)
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$231,036,262	$231,323,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2021

	For the Three Months Ended March 31,
	2021	2020
General and administrative expenses	$135,463	$38,074
General and administrative expenses - related party	52,500	-
Franchise tax expense	49,365	49,700
Loss from operations	(237,328)	(87,774)
Other income (expense)
Interest income from investments in Trust Account	45,958	42,685
Change in fair value of derivative warrant liabilities	5,876,670	(416,670)
Financing cost - derivative warrant liabilities	-	(315,080)
Net income (loss)	$5,685,300	$(776,839)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000
Basic and diluted net income (loss) per share, Class A	$-	$0.00
Weighted average shares outstanding of Class B common stock	5,750,000	5,156,593
Basic and diluted net income (loss) per share, Class B	$0.99	$(0.15)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DFP Healthcare Acquisitions Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	2,903,512	$290	5,750,000	$575	$13,341,349	$(8,342,204)	$5,000,010
Common stock subject to possible redemption	(568,530)	(57)	-	-	(5,685,243)	-	(5,685,300)
Net income	-	-	-	-	-	5,685,300	5,685,300
Balance - March 31, 2021	2,334,982	$233	5,750,000	$575	$7,656,106	$(2,656,904)	$5,000,010

	For the Three Months Ended March 31, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(2,300)	$22,700
Sale of units in initial public offering, less allocation to derivative warrant liabilities	23,000,000	2,300	-	-	223,270,200	-	223,272,500
Offering costs	-	-	-	-	(10,110,406)	-	(10,110,406)
Sale of private placement warrants to sponsor in private placement, less allocation to derivative warrant liabilities	-	-	-	-	1,120,000	-	1,120,000
Common stock subject to possible redemption	(20,852,795)	(2,085)	-	-	(208,525,865)	-	(208,527,950)
Net loss	-	-	-	-	-	(776,839)	(776,839)
Balance - March 31, 2020	2,147,205	215	5,750,000	$575	$5,778,354	$(779,139)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

DFP Healthcare Acquisitions Corp.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2021

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$5,685,300	$(776,839)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(45,958)	(42,685)
Offering costs associated with derivative warrant liabilities	-	315,080
Change in fair value of derivative warrant liabilities	(5,876,670)	416,670
Changes in operating assets and liabilities:
Prepaid expenses	(10,351)	(57,933)
Accounts payable	24,707	51,707
Accrued expenses	30,000	(1,500)
Accrued expenses - related parties	-	17,500
Franchise tax payable	(150,685)	49,250
Net cash used in operating activities	(343,657)	(28,750)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	-	200,000
Repayment of note payable to related party	-	(200,000)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	5,600,000
Offering costs paid	-	(4,088,814)
Net cash provided by financing activities	-	231,511,186

Net change in cash	(343,657)	1,482,436

Cash - beginning of the period	916,987	25,000
Cash - end of the period	$573,330	$1,507,436

Supplemental disclosure of noncash activities:
Prepaid expenses included in accounts payable	$-	$235,000
Offering costs included in accounts payable	$-	$1,550
Offering costs included in accrued expenses	$-	$35,122
Deferred underwriting commissions in connection with the initial public offering	$-	$6,300,000
Initial value of Class A common stock subject to possible redemption	$-	$220,164,430
Change in value of Class A common stock subject to possible redemption	$5,685,300	$(11,636,480)

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from November 1, 2019 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

If the Company holds a stockholder vote in connection with a Business Combination, a Public Stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $500,000) and/or to pay its taxes. As a result, such common stock is recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per public share ($230.0 million held in the Trust Account divided by 23,000,000 public shares).

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

DFP Healthcare Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 24, 2021.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's unaudited condensed financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Going Concern

As of March 31, 2021, the Company had approximately $0.6 million in its operating bank account, working capital of approximately $0.6 million, and approximately $46,000 of interest income available in the Trust Account for working capital requirements (subject to an annual limit of $500,000) and/or to pay for the Company’s tax obligations, if any.

The Company’s liquidity needs to date have been satisfied through a $25,000 contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the Note (defined below) of $200,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 13, 2020, the Company repaid the Note in full to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

In connection with the Company's assessment of going concern considerations in accordance with ASC Topic 205-40, "Presentation of Financial Statements - Going Concern," management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 13, 2022.

DFP Healthcare Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Significant Accounting Policies.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivatie warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments, dividends and interest held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021and December 31, 2020.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets; and

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

DFP Healthcare Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 9,483,334 common stock warrants issued in connection with its Initial Public Offering (5,750,000) and Private Placement (3,733,334) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees, and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 20,665,018 and 20,096,488 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 9,483,334 of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

DFP Healthcare Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statement of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the investments held in the Trust Account of approximately $46,000, less approximately $46,000 of maximum allowance for tax obligations, resulting in no income for Class A common stock for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net income per common stock, basic and diluted for Class B common stock is calculated by dividing the net income of approximately $5.7 million, less income attributable to Class A common stock of $0, resulting in a net income of approximately $5.7 million for the three months ended March 31, 2021, by the weighted average number of Class B common stock outstanding for the period.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020 or 2019. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

DFP Healthcare Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

DFP Healthcare Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date that the Company's securities were first listed on Nasdaq, the Company has paid and will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company's management team. Upon completion of the initial Business Combination or the Company's liquidation, the Company will cease paying such monthly fees. The Company incurred $30,000, in expenses in connection with such services during the three months ended March 31, 2021, as included in general and administrative expenses - related party on the accompanying unaudited condensed statement of operations. As of March 31, 2021 and December 31, 2020, the Company had $10,000 and $10,000 in connection with such services in accrued expenses to related parties, respectively, as included in the accompanying condensed balance sheets.

Wolfe Strategic Services Agreement

Commencing on the date that the Company's securities were first listed on Nasdaq, the Company will pay and has paid its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. The Company incurred $22,500 in expenses in connection with such services during the three months ended March 31, 2021, as included in general and administrative expenses - related party on the accompanying unaudited condensed statement of operations. As of March 31, 2021 and December 31, 2020, the Company had $7,500 and $7,500 in connection with such services in accrued expenses to related parties, respectively, as included in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required for working capital (the “Working Capital Loans”). Up to $1.1 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, except for the foregoing, the terms of such loans, if any, have not been determined, no written agreements exist with respect to such loans and no amounts have been borrowed under such loans to date.

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

DFP Healthcare Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on its industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. Derivative Warrant Liabilities.

As of March 31, 2021 and December 31, 2020, the Company has 9,483,334 Public Warrants and Private Placement Warrants outstanding.

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

DFP Healthcare Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7. Stockholder’s Equity.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 23,000,000 shares of Class A common stock issued or outstanding, including 20,665,018 and 20,096,488 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company's Class B common stock are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued outstanding.

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

8. Fair Value Measurements.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Assets held in Trust Account:
Money Market Funds	$230,300,107	$-	$-
Liabilities
Derivative warrant liabilities - Public Warrants	$7,762,500	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$5,152,000

December 31, 2020

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Assets held in Trust Account:
U.S. Treasury securities	$230,253,395	$-	$-
Cash equivalents - money market funds	754	-	-
	$230,254,149	$-	$-
Liabilities
Derivative warrant liabilities - Public Warrants	$11,212,500	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$7,578,670

DFP Healthcare Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants since April 2020. For the three months ended March 31, 2021, the Company recognized a benefit to the unaudited condensed statement of operations resulting from a decrease in the fair value of liabilities of $5,876,670 presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for three months ended March 31, 2021.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2021	As of December 31, 2020
Stock Price	$9.96	$10.80
Volatility	20.5%	24.0%
Expected life of the options to convert	5.5	5.75
Risk-free rate	1.04%	0.47%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities measured with Level 3 inputs for the three months ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$7,578,670
Change in fair value of derivative warrant liabilities	(2,426,670)
Level 3 - Derivative warrant liabilities at March 31, 2021	$5,152,000

9. Subsequent Events.

Management has evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DFP Healthcare Acquisitions Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to DFP Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 10-K/A for the fiscal year 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 24, 2021 (the “FY 2020 10-K/A”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors:

·	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

·	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

·	could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

·	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

·	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

·	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

·	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

·	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

·	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

·	our inability to pay dividends on our Class A common stock;
·	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

·	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

·	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

·	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2021, we had approximately $0.6 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Liquidity and Going Concern Considerations

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

For the three months ended March 31, 2021, cash used in operating activities was approximately $344,000. Net income from operations of approximately $5.7 million was affected by interest income on the investments held in Trust Account of approximately $46,000, a change in fair value of derivative warrant liabilities of approximately $5.9 million and changes in operating assets and liabilities of approximately $106,000.

Management continues to evaluate the impact of the COVID-19 pandemic on our industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of approximately $5.7 million, which consisted of approximately $188,000 in general and administrative costs, including $52,500 of general and administrative services expenses to related parties, and approximately $49,000 of franchise tax expense, which was offset by a net gain on investments held in Trust Account of approximately $46,000 and a change in fair value of derivative warrant liabilities of approximately $5.9 million.

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

The underwriters did not receive any underwriting discounts or commission on the 5,000,000 Units purchased in the Initial Public Offering by certain domestic private pooled investment vehicles managed by Deerfield Management Company, L.P. We paid an underwriting discount of 2.0% of the per Unit offering price, or $3.6 million, at the closing of the Initial Public Offering, with an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross offering proceeds, or $6.3 million, payable upon our completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event we complete our initial Business Combination.

Critical Accounting Policies

Use of Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included as interest income on investments in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 20,665,018 and 20,096,488 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets, respectively.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 9,483,334 of our Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the investments held in the Trust Account of approximately $46,000, less approximately $46,000 of maximum allowance for tax obligations, resulting in no income for Class A common stock for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net income per common stock, basic and diluted for Class B common stock is calculated by dividing the net income of approximately $5.7 million, less income attributable to Class A common stock of $0, resulting in a net income of approximately $5.7 million for the three months ended March 31, 2021, by the weighted average number of Class B common stock outstanding for the period.

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

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to our misapplication of the accounting for our warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our FY 2020 10-K/A. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our FY 2020 10-K/A, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DFP HEALTHCARE ACQUISITIONS CORP.

Date: May 28, 2021		/s/ Steven Hochberg
	Name:	Steven Hochberg
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 28, 2021		/s/ Christopher Wolfe
	Name:	Christopher Wolfe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)