Form 10-Q
period 2021-06-30
DFP HEALTHCARE ACQUISITIONS CORP.
filed 2021-08-16
CIK 1799191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-39248

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

As of August 16, 2021, 23,000,000 Class A ordinary shares, $0.0001 par value, and 5,750,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DFP HEALTHCARE ACQUISITIONS CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$620,731	$916,987
Prepaid expenses	126,450	152,474
Total current assets	747,181	1,069,461
Cash and investments held in Trust Account	230,006,825	230,254,149
Total assets	$230,754,006	$231,323,610

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$961,659	$—
Accrued expenses	1,520,000	50,000
Accrued expenses - related parties	17,500	17,500
Franchise tax payable	19,228	200,050
Total current liabilities	2,518,387	267,550
Deferred underwriting commissions	6,300,000	6,300,000
Derivative warrant liabilities	16,406,170	18,791,170
Total liabilities	25,224,557	25,358,720

Commitments and Contingencies
Class A common stock, $0.0001 par value; 20,052,944 and 20,096,488 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	200,529,440	200,964,880

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,947,056 and 2,903,512 shares issued and outstanding (excluding 20,052,944 and 20,096,488 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	295	290
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	13,776,784	13,341,349
Accumulated deficit	(8,777,645)	(8,342,204)
Total stockholders’ equity	5,000,009	5,000,010
Total liabilities and stockholders’ equity	$230,754,006	$231,323,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative expenses	$2,533,427	$92,008	$2,668,889	$112,582
General and administrative expenses - related party	52,500	52,500	105,000	70,000
Franchise tax expense	49,863	50,050	99,228	99,750
Loss from operations	(2,635,790)	(194,558)	(2,873,117)	(282,332)
Other income (expense)
Interest income from investments in Trust Account	6,719	78,823	52,676	121,508
Change in fair value of derivative warrant liabilities	(3,491,670)	(2,503,000)	2,385,000	(2,919,670)
Financing cost - derivative warrant liabilities	—	—	—	(315,080)
Income (loss) before income tax expense	(6,120,741)	(2,618,735)	(435,441)	(3,395,574)
Income tax expense	—		—	—
Net loss	$(6,120,741)	$(2,618,735)	$(435,441)	$(3,395,574)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	23,000,000	2,300,000
Basic and diluted net income (loss) per share, Class A	$—	$—	$—	$—
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,453,297
Basic and diluted net loss per share, Class B	$(1.06)	$(0.46)	$(0.08)	$(0.62)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	2,903,512	$290	5,750,000	$575	$13,341,349	$(8,342,204)	$5,000,010
Common stock subject to possible redemption	(568,530)	(57)	—	—	(5,685,243)	—	(5,685,300)
Net income	—	—	—	—	—	5,685,300	5,685,300
Balance - March 31, 2021	2,334,982	$233	5,750,000	$575	$7,656,106	$(2,656,904)	$5,000,010
Common stock subject to possible redemption	612,074	62	—	—	6,120,678	—	6,120,740
Net income	—	—	—	—	—	(6,120,741)	(6,120,741)
Balance - June 30, 2021	2,947,056	$295	5,750,000	$575	$13,776,784	$(8,777,645)	$5,000,009

For the Three and Six Months Ended June 30, 2020

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	—	$—	5,750,000	$575	$24,425	$(2,300)	$22,700
Sale of units in initial public offering, less allocation to derivative warrant liabilities	23,000,000	2,300	—	—	223,270,200	—	223,272,500
Offering costs	—	—	—	—	(10,110,406)	—	(10,110,406)
Sale of private placement warrants to Sponsor in private placement, less allocation to derivative warrant liabilities	—	—	—	—	1,120,000	—	1,120,000
Common stock subject to possible redemption	(20,852,795)	(2,085)	—	—	(208,525,865)	—	(208,527,950)
Net loss	—	—	—	—	—	(776,839)	(776,839)
Balance - March 31, 2020	2,147,205	215	5,750,000	$575	$5,778,354	$(779,139)	$5,000,005
Common stock subject to possible redemption	261,874	26	—	—	2,618,714	—	2,618,740
Net loss	—	—	—	—	—	(2,618,735)	(2,618,735)
Balance - June 30, 2020	2,409,079	$241	5,750,000	$575	$8,397,068	$(3,397,874)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(435,441)	$(3,395,574)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(52,676)	(121,508)
Financing cost - derivative warrant liabilities	—	315,080
Change in fair value of derivative warrant liabilities	(2,385,000)	2,919,670
Changes in operating assets and liabilities:
Prepaid expenses	26,024	(242,370)
Accounts payable	961,659	—
Accrued expenses	1,470,000	(23,622)
Accrued expenses - related parties	—	17,500
Franchise tax payable	(180,822)	99,300
Net cash used in operating activities	(596,256)	(431,524)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(230,000,000)
Investment income released from Trust Account for working capital	300,000	—
Net cash used in investing activities	300,000	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	—	200,000
Repayment of note payable to related party	—	(200,000)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	5,600,000
Offering costs paid	—	(4,090,364)
Net cash provided by financing activities	—	231,509,636

Net change in cash	(296,256)	1,078,112

Cash - beginning of the period	916,987	25,000
Cash - end of the period	$620,731	$1,103,112

Supplemental disclosure of noncash activities:
Prepaid expenses included in accounts payable	$—	$—
Offering costs included in accounts payable	$—	$—
Offering costs included in accrued expenses	$—	$35,122
Deferred underwriting commissions in connection with the initial public offering	$—	$6,300,000
Initial value of Class A common stock subject to possible redemption	$—	$208,956,930
Change in value of Class A common stock subject to possible redemption	$(435,440)	$(3,047,720)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements..

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business Operations and Basis of Presentation.

Incorporation

DFP Healthcare Acquisitions Corp. (the “Company”) was incorporated as a Delaware corporation on November 1, 2019.

Sponsor

The Company’s sponsor is DFP Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 1, 2019 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s second amended and restated certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of the Public Shares to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend the Company’s second amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares or with respect to any other material provision relating to stockholders’ rights or pre-initial Business Combination activity, or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering.

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

The Company will have 24 months from the closing of the Initial Public Offering, or until March 13, 2022, to complete its initial Business Combination (the “ Combination Period”). If the Company does not complete a Business Combination within this period of time, it will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $500,000) (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, liquidate and dissolve the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors (the “initial stockholders”) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the initial stockholders acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption of common stock or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such a liquidating distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial price per Unit in the Initial Public Offering.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.

The unaudited condensed consolidated financial statements of the Company include its wholly owned subsidiaries in connection with the proposed business combination (as described below). All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 24, 2021.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's unaudited condensed consolidated financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Proposed Business Combination

On June 28, 2021, the Company entered into an Agreement and Plan of Merger by and among DFP, Orion Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of DFP, Orion Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of) and TOI Parent, Inc., a Delaware corporation, as disclosed in a Form 8-K filed on June 29, 2021.

Going Concern

As of June 30, 2021, the Company had approximately $0.6 million in its operating bank account and a working capital deficit of approximately $1.8 million.

The Company’s liquidity needs to date have been satisfied through a $25,000 contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the Note (defined below) of $200,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 13, 2020, the Company repaid the Note in full to the Sponsor. In

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

2. Significant Accounting Policies.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the derivative warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

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

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, "Fair Value Measurements," equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2: Quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly;
●	Level 3: Prices or valuations that require significant unobservable inputs (including the Management’s assumptions in determining fair value measurement).

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2021, the carrying values of cash, accounts payable, accrued expenses, prepaid expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 5,750,000 Public Warrants and the 3,733,334 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 20,052,944 and 20,096,488 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets, respectively.

Net Income (Loss) Per Share of Common Stock

The Company’s unaudited condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion would be anti-dilutive under the treasury stock method.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Class A common stock
Numerator: Income allocable to Class A common stock
Interest income from investments in Trust Account	$6,719	$78,823	$52,676	$121,508
Less: Company's portion available to be withdrawn for working capital and to pay taxes	(6,719)	(78,823)	(52,676)	(121,508)
Net income attributable to Class A common stock	$—	$—	$—	$—
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	2,300,000
Basic and diluted net income per share, Class A common stock	$—	$—	$—	$—

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net loss	$(6,120,741)	$(2,618,735)	$(435,441)	$(3,395,574)
Net income allocable to Class A common stock	—	—	—	—
Net loss attributable to Class B common stock	$(6,120,741)	$(2,618,735)	$(435,441)	$(3,395,574)
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,453,297
Basic and diluted net income (loss) per share, Class B common stock	$(1.06)	$(0.46)	$(0.08)	$(0.62)

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There were no unrecognized tax benefits as of June 30, 2021 and as of December 31, 2020 or 2019. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not have a material impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Each Unit consists of one of the Company’s shares of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant (the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

4. Related Party Transactions.

Founder Shares

On December 30, 2019, the Sponsor received 4,312,500 shares of Class B common stock (the “Founder Shares”) in exchange for a capital contribution of $25,000, or approximately $0.004 per share. In January 2020, the Sponsor transferred 100,000 Founder Shares to each of Steven Hochberg, the Company’s President and Chief Executive Officer, Christopher Wolfe, the Company’s Chief Financial

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Officer and Secretary, and Richard Barasch, the Company’s Executive Chairman, and 30,000 Founder Shares to each of Dr. Jennifer Carter, Dr. Mohit Kaushal and Dr. Gregory Sorensen, the Company’s independent director nominees, for the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 3,922,500 Founder Shares. On February 19, 2020, the Company effected a split of its Class B common stock resulting in the Sponsor holding 5,360,000 Founder Shares, resulting in an increase in the total number of Founder Shares from 4,312,500 to 5,750,000.

The Founder Shares are identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering except that the Founder Shares are subject to certain transfer restrictions.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

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

Sponsor Loan

The Sponsor agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to this Initial Public Offering. The Note was payable, without interest, upon the completion of the Initial Public Offering. The Company received the $200,000 proceeds under the Note and repaid this Note in full on March 13, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq, the Company has paid and will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying such monthly fees. The Company incurred $30,000 and $60,000, in expenses in connection with such services during the three and six months ended June 30, 2021, respectively, as included in general and administrative expenses - related party on the accompanying unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2020, the Company had incurred $30,000 and $60,000 in expenses in connection with such services, respectively. As of June 30, 2021 and December 31, 2020, the Company had $10,000 and $10,000 in connection with such services in accrued expenses to related parties, respectively, as included in the accompanying condensed consolidated balance sheets.

Wolfe Strategic Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq, the Company will pay and has paid its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. The Company incurred $22,500 and $45,000 in expenses in connection with such services during the three and six months ended June 30, 2021, as included in general and administrative expenses - related party on the accompanying unaudited condensed consolidated statements of operations,

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively. During the three and six months ended June 30, 2020, the Company had incurred $22,500 and $30,000 in expenses in connection with such services, respectively. As of June 30, 2021 and December 31, 2020, the Company had $7,500 and $7,500 in connection with such services in accrued expenses to related parties, respectively, as included in the accompanying condensed consolidated balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required for working capital (the “Working Capital Loans”). Up to $1.1 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, except for the foregoing, the terms of such loans, if any, have not been determined, no written agreements exist with respect to such loans and no amounts have been borrowed under such loans to date.

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

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on its industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or close of the proposed transaction, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. Derivative Warrant Liabilities.

As of June 30, 2021 and December 31, 2020, the Company has 9,483,334 Public Warrants and Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under certain circumstances). The Company has agreed that, as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC and have declared effective a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sales price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In addition, commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants for shares of Class A common stock:

●	in whole and not in part;
●	at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities—Warrants—Public Stockholders’ Warrants” based on the redemption

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

date and the “fair market value” of our Class A common stock (as defined below) except as otherwise described in “Description of Securities—Warrants—Public Stockholders’ Warrants”;
●	if, and only if, the last reported sale price of its Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which it sends the notice of redemption to the warrant holders;
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and
●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The “fair market value” of the Company’s Class A common stock shall mean the average last reported sale price of its Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in other blank check offerings.

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

In no event will the Company be required to net cash settle any warrant. If the Company does not complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

7. Stockholder’s Equity.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 23,000,000 shares of Class A common stock issued or outstanding, including 20,052,944 and 20,096,488 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company's Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued outstanding.

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

June 30, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$230,006,825	$—	$—
Liabilities
Derivative warrant liabilities - Public Warrants	$9,947,500	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$6,458,670

December 31, 2020

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Assets held in Trust Account:
U.S. Treasury securities	$230,253,395	$—	$—
Cash equivalents - money market funds	754	—	—
	$230,254,149	$—	$—
Liabilities
Derivative warrant liabilities - Public Warrants	$11,212,500	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$7,578,670

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for three and six months ended June 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities and investments in U.S. Treasury Securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a quoted price in an active market, a Level 1 measurement. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date.

For the three months ended June 30, 2021 and 2020, the Company recognized a loss to the unaudited condensed consolidated statements of operations resulting from a increase in the fair value of liabilities of approximately $3.5 million and approximately $2.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

For the six months ended June 30, 2021 and 2020, the Company recognized a benefit of approximately $2.4 million and a loss of approximately $2.9 million to the unaudited condensed consolidated statements of operations resulting from a decrease and increase in

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the fair value of liabilities, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Stock Price	$9.95	$10.80
Volatility	24.0%	24.0%
Expected life of the options to convert	5.25	5.75
Risk-free rate	0.92%	0.47%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$7,578,670
Change in fair value of derivative warrant liabilities	(2,426,670)
Level 3 - Derivative warrant liabilities at March 31, 2021	$5,152,000
Change in fair value of derivative warrant liabilities	1,306,670
Level 3 - Derivative warrant liabilities at June 30, 2021	$6,458,670

9. Subsequent Events.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DFP Healthcare Acquisitions Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to DFP Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We have only have 24 months from the closing of the Initial Public Offering, or March 13, 2022, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time, it will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to us to fund our working capital requirements (subject to an annual limit of $500,000) (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, liquidate and dissolve the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation.

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

As indicated in the accompanying unaudited condensed consolidated financial statements as of June 30, 2021, we had approximately $0.6 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Proposed Business Combination

On June 28, 2021, the Company entered into an Agreement and Plan of Merger by and among DFP, Orion Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of DFP, Orion Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of) and TOI Parent, Inc., a Delaware corporation, as disclosed in a Form 8-K filed on June 29, 2021.

Liquidity and Going Concern Considerations

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of our founder shares to our Sponsor, the promissory note of $200,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 13, 2020, we repaid the promissory note in full to our Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

Management continues to evaluate the impact of the COVID-19 pandemic on our industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or close of the proposed transaction, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2021, we had a net loss of approximately $435,000, which consisted of approximately $2.7 million in general and administrative expenses, $105,000 in related party general and administrative expenses and approximately $100,000 in franchise tax expense, partially offset by a approximately $2.4 million gain from changes in fair value of derivative warrant liabilities and approximately $53,000 in interest earned from investments held in the Trust Account.

For the six months ended June 30, 2020, we had a net loss of approximately $3.4 million, which consisted of approximately $113,000 in general and administrative expenses, $70,000 in related party general and administrative expenses, approximately $100,000 in franchise tax expense, approximately $315,000 in offering costs associated with derivative warrant liabilities and a approximately $2.9 million loss from changes in fair value of derivative warrant liabilities, partially offset by approximately $122,000 in interest earned from investments held in the Trust Account.

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

Critical Accounting Policies

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires our management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which our management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 20,052,944 and 20,096,488 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets, respectively.

Net Income (Loss) Per Share of Common Stock

Our unaudited condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion would be anti-dilutive under the treasury stock method.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not have a material impact on our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to our misapplication of the accounting for our warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A.     RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our FY 2020 10-K/A filed with the SEC on May 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our FY 2020 10-K/A filed with the SEC on May 24, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp. Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent Inc. (attached as Annex A to the proxy statement/prospectus which forms a part of the registration statement on Form S-4 filed by DFP Healthcare Acquisitions Corp. with the SEC on July 23, 2021).

10.1

Form Subscription Agreement, by and between DFP and the undersigned subscribers party thereto (attached as Annex D to the proxy statement/prospectus which forms a part of the registration statement on Form S-4 filed by DFP Healthcare Acquisitions Corp. with the SEC on July 23, 2021).

10.2

Form of Deerfield Subscription Agreement, by and between DFP and the undersigned subscribers party thereto (attached as Annex E to the proxy statement/prospectus which forms a part of the registration statement on Form S-4 filed by DFP Healthcare Acquisitions Corp. with the SEC on July 23, 2021).

10.3

Stockholder Support Agreement, dated as of June 29, 2021, by and among DFP Healthcare Acquisitions Corp., TOI Parent Inc., DFP Sponsor LLC and the other signatories thereto. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by DFP Healthcare Acquisitions Corp. filed with the SEC on June 29, 2021).

10.4

Company Support Agreement, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., TOI Parent Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by DFP Healthcare Acquisitions Corp. filed with the SEC on June 29, 2021).

10.5

Consent and Waiver Letter, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., DFP Sponsor LLC, Deerfield Private Design Fund IV, L.P. and Deerfield Partners, L.P (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by DFP Healthcare Acquisitions Corp. filed with the SEC on June 29, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DFP HEALTHCARE ACQUISITIONS CORP.

Date: August 16, 2021		/s/ Steven Hochberg
	Name:	Steven Hochberg
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 16, 2021		/s/ Christopher Wolfe
	Name:	Christopher Wolfe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)