Form 10-Q
period 2021-09-30
DFP HEALTHCARE ACQUISITIONS CORP.
filed 2021-11-08
CIK 1799191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, 23,000,000 Class A common stock, $0.0001 par value, and 5,750,000 Class B common stock, $0.0001 par value, were issued and outstanding.

DFP HEALTHCARE ACQUISITIONS CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$204,865	$916,987
Prepaid expenses	82,245	152,474
Total current assets	287,110	1,069,461
Cash and investments held in Trust Account	230,012,623	230,254,149
Total Assets	$230,299,733	$231,323,610

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders' Equity (Deficit):
Current liabilities:
Accounts payable	$961,084	$—
Accrued expenses	2,625,925	50,000
Accrued expenses - related parties	17,500	17,500
Franchise tax payable	29,639	200,050
Total current liabilities	3,634,148	267,550
Deferred underwriting commissions	6,300,000	6,300,000
Derivative warrant liabilities	15,268,170	18,791,170
Total liabilities	25,202,318	25,358,720

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	230,000,000	230,000,000

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	575	575
Accumulated deficit	(24,903,160)	(24,035,685)
Total stockholders' equity (deficit)	(24,902,585)	(24,035,110)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders' Equity (Deficit)	$230,299,733	$231,323,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2021 and 2020

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative expenses	$1,472,921	$95,980	$4,141,810	$208,562
General and administrative expenses - related party	52,500	52,500	157,500	122,500
Franchise tax expense	50,411	50,000	149,639	149,750
Loss from operations	(1,575,832)	(198,480)	(4,448,949)	(480,812)
Other income (expense)
Interest income from investments in Trust Account	5,798	73,393	58,474	194,901
Change in fair value of derivative warrant liabilities	1,138,000	(2,279,000)	3,523,000	(5,198,670)
Financing cost - derivative warrant liabilities	—	—	—	(315,080)
Loss before income tax expense	(432,034)	(2,404,087)	(867,475)	(5,799,661)
Income tax expense	—	(12,573)	—	(12,573)
Net loss	$(432,034)	$(2,416,660)	$(867,475)	$(5,812,234)

Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net loss per share, Class A	$(0.02)	$(0.08)	$(0.03)	$(0.20)

Weighted average shares outstanding of Class B common stock, basic	5,750,000	5,750,000	5,750,000	5,552,920
Weighted average shares outstanding of Class B common stock, diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.02)	$(0.08)	$(0.03)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	5,750,000	$575	$—	$(24,035,685)	$(24,035,110)
Net income	—	—	—	—	—	5,685,300	5,685,300
Balance - March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(18,350,385)	$(18,349,810)
Net loss	—	—	—	—	—	(6,120,741)	(6,120,741)
Balance - June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(24,471,126)	$(24,470,551)
Net loss	—	—	—	—	—	(432,034)	(432,034)
Balance - September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(24,903,160)	$(24,902,585)

For the Three and Nine Months Ended September 30, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2019	—	$—	5,750,000	$575	$24,425	$(2,300)	$22,700
Sale of private placement warrants to Sponsor in private placement, less fair value allocation to derivative warrant liabilities	—	—	—	—	1,120,000	—	1,120,000
Accretion of Class A common stock to redemption amount	—	—	—	—	(1,144,425)	(15,693,481)	(16,837,906)
Net loss	—	—	—	—	—	(776,839)	(776,839)
Balance - March 31, 2020 (unaudited)	—	$—	5,750,000	$575	$—	$(16,472,620)	$(16,472,045)
Net loss	—	—	—	—	—	(2,618,735)	(2,618,735)
Balance - June 30, 2020 (unaudited)	—	$—	5,750,000	$575	$—	$(19,091,355)	$(19,090,780)
Net loss	—	—	—	—	—	(2,416,660)	(2,416,660)
Balance - September 30, 2020 (unaudited)	—	$—	5,750,000	$575	$—	$(21,508,015)	$(21,507,440)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2021 and 2020

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(867,475)	$(5,812,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(58,474)	(194,901)
Financing cost - derivative warrant liabilities	—	315,080
Change in fair value of derivative warrant liabilities	(3,523,000)	5,198,670
Changes in operating assets and liabilities:
Prepaid expenses	70,229	(202,187)
Accounts payable	961,084	1,329
Accrued expenses	2,575,925	26,500
Accrued expenses - related parties	—	17,500
Franchise tax payable	(170,411)	149,300
Net cash used in operating activities	(1,012,122)	(500,943)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(230,000,000)
Investment income released from Trust Account for working capital	300,000	—
Net cash provided by (used in) investing activities	300,000	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	(4,125,486)
Offering costs paid	—	5,600,000
Net cash provided by financing activities	—	231,474,514

Net change in cash	(712,122)	973,571

Cash - beginning of the period	916,987	25,000
Cash - end of the period	$204,865	$998,571

Supplemental disclosure of noncash activities:
Deferred underwriting commissions in connection with the initial public offering	$—	$6,300,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business Operations.

Incorporation

DFP Healthcare Acquisitions Corp. (the “Company ,” or “DFP”) was incorporated as a Delaware corporation on November 1, 2019.

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 1, 2019 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

As of September 30, 2021, the Company had approximately $0.2 million in its operating bank account and a working capital deficit of approximately $3.3 million.

The Company’s liquidity needs to date have been satisfied through a $25,000 contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the Note (defined below) of $200,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 13, 2020, the Company repaid the Note in full to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of September 30, 2021, and December 31, 2020, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 13, 2022.

2. Basis of Presentation and Significant Accounting Policies.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the period ending December 31, 2021.

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.4 million in additional paid-in capital and an increase of approximately $15.7 million to accumulated deficit, as well as a reclassification of 2,104,307 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on March 19, 2020 and reported as restated in the Company’s amended Annual Report on Form 10K/A filed on May 24, 2021, and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, and June 30, 2021, is a reclassification of $21.5 million, $24.1 million, $26.5 million, $23.3 million and $29.5 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. The impact of the revision on the audited balance sheet as if December 31, 2020, is presented below:

	As of December 31, 2020
	As Previously
	Restated	Adjustment	As Revised
Total liabilities	$25,358,720	$—	$25,358,720
Class A common stock, $0.0001 par value; shares subject to possible redemption	200,964,880	29,035,120	230,000,000
Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	290	(290)	—
Class B common stock - $0.0001 par value	575	—	575
Additional paid-in-capital	13,341,349	(13,341,349)	—
Accumulated deficit	(8,342,204)	(15,693,481)	(24,035,685)
Total stockholders’ equity (deficit)	5,000,010	(29,035,120)	(24,035,110)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ (deficit)	$231,323,610	$—	$231,323,610

There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Proposed Business Combination

On June 28, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among DFP, Orion Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of DFP (“First Merger Sub”), Orion Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of DFP (“Second Merger Sub”) and TOI Parent, Inc., a Delaware corporation (“TOI”).

Refer to the Company’s Current Report on Form 8-K, and Proxy Statement/Prospectus filed with the SEC on June 29, 2021 and October 22, 2021, respectively.

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.

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

As of September 30, 2021, the carrying values of cash, accounts payable, accrued expenses, prepaid expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,483,334 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share of common stock for the three and nine months ended September 30, 2021 and 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income - basic	$(345,627)	$(86,407)	$(1,933,328)	$(483,332)	$(693,980)	$(173,495)	$(4,681,881)	$(1,130,353)
Allocation of net income - diluted	$(345,627)	$(86,407)	$(1,933,328)	$(483,332)	$(693,980)	$(173,495)	$(4,649,787)	$(1,162,447)

Denominator:
Basic weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,552,920
Diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000

Basic net income (loss) per share of common stock	$(0.02)	$(0.02)	$(0.08)	$(0.08)	$(0.03)	$(0.03)	$(0.20)	$(0.20)
Diluted net income (loss) per share of common stock	$(0.02)	$(0.02)	$(0.08)	$(0.08)	$(0.03)	$(0.03)	$(0.20)	$(0.20)

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

There were no unrecognized tax benefits as of September 30, 2021, and as of December 31, 2020. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not have a material impact the Company’s financial position, results of operations or cash flows.

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

4. Related Party Transactions.

Founder Shares

On December 30, 2019, the Sponsor received 4,312,500 shares of Class B common stock (the “Founder Shares”) in exchange for a capital contribution of $25,000, or approximately $0.004 per share. In January 2020, the Sponsor transferred 100,000 Founder Shares to each of Steven Hochberg, the Company’s President and Chief Executive Officer, Christopher Wolfe, the Company’s Chief Financial Officer and Secretary, and Richard Barasch, the Company’s Executive Chairman, and 30,000 Founder Shares to each of Dr. Jennifer Carter, Dr. Mohit Kaushal and Dr. Gregory Sorensen, the Company’s independent director nominees, for the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 3,922,500 Founder Shares. On February 19, 2020, the Company effected a split of its Class B common stock resulting in the Sponsor holding 5,360,000 Founder Shares, resulting in an increase in the total number of Founder Shares from 4,312,500 to 5,750,000.

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq, the Company has paid and will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying such monthly fees. The Company incurred $30,000 and $90,000, in expenses in connection with such services during the three and nine months ended September 30, 2021 and 2020, respectively, as included in general and administrative expenses - related party on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company has  $10,000, in connection with such services payable and included as accrued expenses - related parties, in the accompanying condensed consolidated balance sheets.

Wolfe Strategic Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq, the Company will pay and has paid its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. The Company incurred $22,500 and $67,500 in expenses in connection with such services during the three and nine months ended September 30, 2021, as included in general and administrative expenses - related party on the accompanying unaudited condensed consolidated statements of operations, respectively. During the three and nine months ended September 30, 2020, the Company had incurred $22,500 and $52,500 in expenses in connection with such services, respectively. As of September 30, 2021, and December 31, 2020, the Company had $7,500 in connection with such services in accrued expenses - related parties, as included in the accompanying condensed consolidated balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required for working capital (the “Working Capital Loans”). Up to $1.1 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, and December 31, 2020, except for the foregoing, the terms of such loans, if any, have not been determined, no written agreements exist with respect to such loans and no amounts have been borrowed under such loans to date.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The underwriters did not receive any underwriting discounts or commission on the Units purchased by the Deerfield Funds. The Company paid an underwriting discount of 2.0% of the per Unit offering price, or $3.6 million, at the closing of the Initial Public Offering, with an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross offering proceeds, or $6.3 million, payable upon the Company’s completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

6. Derivative Warrant Liabilities.

As of September 30, 2021, and December 31, 2020, the Company has 9,483,334 Public Warrants and Private Placement Warrants outstanding.

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

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants for shares of Class A common stock:

●	in whole and not in part;
●	at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities—Warrants—Public Stockholders’ Warrants” based on the redemption date and the “fair market value” of our Class A common stock (as defined below) except as otherwise described in “Description of Securities—Warrants—Public Stockholders’ Warrants”;
●	if, and only if, the last reported sale price of its Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which it sends the notice of redemption to the warrant holders;
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and
●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

7. Class A Common Stock Subject to Possible Redemption.

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 23,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Amount allocated to Public Warrants	(6,727,500)
Class A common stock issuance costs	(10,110,406)
Plus:
Accretion of carrying value to redemption value	16,837,906
Class A common stock subject to possible redemption	$230,000,000

8. Stockholder’s Equity (Deficit).

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there are no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption which were classified as temporary equity. See Note 7.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of September 30, 2021, and December 31, 2020, there were 5,750,000 shares of Class B common stock issued outstanding.

The Class B common stock will automatically convert into Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

9. Fair Value Measurements.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$230,012,623	$—	$—
Liabilities
Derivative warrant liabilities - Public Warrants	$9,257,500	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$6,010,670

December 31, 2020

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Assets held in Trust Account:
U.S. Treasury securities	$230,253,395	$—	$—
Cash equivalents - money market funds	754	—	—
	$230,254,149	$—	$—
Liabilities
Derivative warrant liabilities - Public Warrants	$11,212,500	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$7,578,670

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for three and nine months ended September 30, 2021.

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

For the three months and nine months ended September 30, 2021, the Company recognized a gain resulting from a decrease in the fair value of the derivative warrant liabilities of approximately $1.1 million and approximately $3.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

DFP HEALTHCARE ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2020, the Company recognized a loss of approximately $2.3 million and approximately $5.2 million resulting from a decrease an increase in the fair value of the derivative warrant liabilities, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of September 30, 2021	As of December 31, 2020
Stock Price	$9.94	$10.80
Volatility	22.8%	24.0%
Expected life of the options to convert	5.13	5.75
Risk-free rate	1.00%	0.47%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2021, is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$7,578,670
Change in fair value of derivative warrant liabilities	(2,426,670)
Level 3 - Derivative warrant liabilities at March 31, 2021	$5,152,000
Change in fair value of derivative warrant liabilities	1,306,670
Level 3 - Derivative warrant liabilities at June 30, 2021	$6,458,670
Change in fair value of derivative warrant liabilities	$(448,000)
Level 3 - Derivative warrant liabilities at September 30, 2021	$6,010,670

10. Subsequent Events.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 10-K/A for the fiscal year 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 24, 2021 (the “FY 2020 10-K/A”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying unaudited condensed consolidated financial statements as of September 30, 2021, we had approximately $0.6 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

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

Liquidity and Going Concern Considerations

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of our founder shares to our Sponsor, the promissory note of $200,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 13, 2020, we repaid the promissory note in full to our Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, and December 31, 2020, there were no Working Capital Loans outstanding.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 13, 2022.

Results of Operations

Our entire activity since inception through September 30, 2021, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of approximately $432,000, which consisted of approximately $1.5 million in general and administrative expenses, $52,500 in related party general and administrative expenses and approximately $50,000 in franchise tax expense, partially offset by an approximately $1.1 million gain from changes in fair value of derivative warrant liabilities and approximately $6,000 in interest earned from investments held in the Trust Account.

For the three months ended September 30, 2020, we had a net loss of approximately $2.4 million, which consisted of approximately $96,000 in general and administrative expenses, $52,500 in related party general and administrative expenses, $50,000 in franchise tax expense, approximately $13,000 in income tax expense and an approximately $2.3 million loss from changes in fair value of derivative warrant liabilities, partially offset by approximately $73,000 in interest earned from investments held in the Trust Account.

For the nine months ended September 30, 2021, we had a net loss of approximately $867,000, which consisted of approximately $4.1 million in general and administrative expenses, $157,500 in related party general and administrative expenses and approximately $150,000 in franchise tax expense, partially offset by an approximately $3.5 million gain from changes in fair value of derivative warrant liabilities and approximately $58,000 in interest earned from investments held in the Trust Account.

For the nine months ended September 30, 2020, we had a net loss of approximately $5.8 million, which consisted of approximately $209,000 in general and administrative expenses, $122,500 in related party general and administrative expenses, approximately $150,000 in franchise tax expense, approximately $315,000 in offering costs associated with derivative warrant liabilities, approximately $13,000 in income tax expense and a approximately $5.2 million loss from changes in fair value of derivative warrant liabilities, partially offset by approximately $195,000 in interest earned from investments held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,483,334 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share of common stock for the three and nine months ended September 30, 2021 and 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

DFP HEALTHCARE ACQUISITIONS CORP.

Date: November 8, 2021		/s/ Steven Hochberg
	Name:	Steven Hochberg
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2021		/s/ Christopher Wolfe
	Name:	Christopher Wolfe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)