Form 10-K/A
period 2020-12-31
Oncology Institute, Inc.
filed 2021-12-14
CIK 1799191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER 001-39248

The Oncology Institute, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-3562323
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

18000 Studebaker Rd.
Cerritos, California	90703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 760-1328

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	TOI	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one share of common stock, each at an exercise price of $11.50 per share	TOIIW	The Nasdaq Stock Market LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to The Oncology Institute, Inc. (formerly, DFP Healthcare Acquisitions Corp.), unless the context otherwise indicates.

This Amendment No. 2 ("Amendment No. 2") to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of the Company as of and for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on May 24, 2021 (the "2020 Form 10/A No. 1"). The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on March 13, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company revised its interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on December 8, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) balance sheet as of March 13, 2020 (the "Post IPO Balance Sheet"), as previously restated in the 2020 Form 10-K/A No. 1, (ii) financial statements included in the 2020 Form 10-K/A No. 1, as previously restated in the 2020 Form 10-K/A No.1 as previously restated (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended March 31, 2020 as previously restated in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended June 30, 2020 as previously restated in the 2020 Form 10-K/A No. 1; (v) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously restated in the 2020 Form 10-K/A No. 1 (vi) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (vii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021; and (viii) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 8, 2021 (collectively, the “Affected Periods”) , should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet, the Company's financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited interim financial statements for the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020. The unaudited interim financial statements for the periods ended March 31, 2021, and June 30, 2021 will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 2021 Form 10-Q/A”).

The restatement does not have an impact on its cash position and the cash formerly held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

i

We are filing this Amendment No. 2 to amend and restate the 2020 Form 10-K/A No. 1 with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

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

Except as described above, and including the closing of our Business Combination, no other information included in the 2020 Form 10-K/A No.1 is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the 2020 Form 10-K/A No.1. This Amendment No. 2 continues to describe the conditions as of the date of the 2020 Form 10-K/A No.1 and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the 2020 Form 10-K/A No. 1 to give effect to any subsequent events, including the closing of the Company’s business combination. Accordingly, this Amendment No. 2 should be read in conjunction with the 2020 Form 10-K/A No.1 and with our filings with the SEC subsequent to the 2020 Form 10-K/A No. 1.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K/A may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of any prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance; or
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance.

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

PART I

References in this report to “we,” “us” or the “Company” refer to The Oncology Institute, Inc. (formerly, DFP Healthcare Acquisitions Corp.) References to our “management” or our “management team” refer to our executive officers and directors, and references to the “Sponsor” refer to DFP Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” refer to the Sponsor and the Company’s executive officers and independent directors.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K/A, the prospectus associated with our initial public offering and the registration statement of which such prospectus forms a part, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination by March 13, 2022, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	We may not be able to complete our initial business combination by March 13, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek stockholder approval of our initial business combination, the Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until March 13, 2022, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our initial business combination.
●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue certain shares to consummate an initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K/A for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our second amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our second amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the initial public offering or (y)  amend the foregoing provisions. These provisions of our second amended and restated certificate of incorporation, like all provisions of our second amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the initial public offering;
●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities - Redeemable Warrants - Anti-dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our shares of Class A common stock. Please see “Description of Securities - Redeemable Warrants - Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had been able to exercise their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate (i) previously issued audited balance sheet dated as of March 13, 2020 which was related to its initial public offering, (ii) unaudited interim financial statements as of and for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020, as reported in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 8, 2020, August 13, 2020 and November 13, 2020, respectively, and (iii) audited financial statements as of December 31, 2020 and for the period from November 1, 2019 (inception) through December 31, 2020 as reported in the Company’s Annual Report on Form 10-K/A filed with the SEC on March 30, 2021 (collectively, the “Affected Periods Amendment No. 1”).

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

As described in the 2020 Form 10-K/A No. 1, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in March 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods Amendment No. 1. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the July 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the 2020 Form 10-K/A No. 1, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the founder shares and private placement warrants to our Sponsor and our initial stockholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

Net proceeds of $230,000,000 from the initial public offering and the sale of the private placement warrants, including deferred underwriting discounts of $6.3 million, are held in the Trust Account as of December 31, 2020. We paid $3.6 million in underwriting discounts and incurred offering costs of approximately $525,000 related to the initial public offering. In addition, the Underwriters agreed to defer $6.3 million in underwriting discounts, which amount will be payable when and if a business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the initial public offering as described in our final prospectus dated July 20, 2020 which was filed with the SEC.

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

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on March 13, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on December 8, 2021, our management and the Audit Committee concluded that our previously issued (i) balance sheet as of March 13, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) financial statements as previously revised in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and (v) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in its quarterly report on Form 10-Q for the period ended September 30, 2021.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Report on Form 10-Qs for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As indicated in the accompanying financial statements, as of December 31, 2020, we had approximately $0.9 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Under ASC 480-10-S99, we elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. As such, effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.  We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 9,483,334 of our Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that its control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 13, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements and notes for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021 June 30, 2021, and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in internal control over reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on March 20, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10-K/A as filed with the SEC on May 24, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company's net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of the initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the initial public offering; and
●	reviewing and approving all payments made to our existing holders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have a compensation committee comprised of Drs. Kaushal, Sorensen and Carter, and Dr. Kaushal serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2021, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers, directors and director nominees; and
●	all our executive officers and directors as a group.

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

	Number of Shares	% of
	Beneficially	Outstanding Shares
Name and Address of Beneficial Owner(1)	Owned(2)	of the Company
Directors and Executive Officers of the Company:
Richard Barasch(4)	100,000	*
Steven Hochberg(3) (4)	5,460,000	18.8%
Christopher Wolfe(4)	100,000	*
Dr. Jennifer Carter	30,000	*
Dr. Mohit Kaushal	30,000	*
Dr. Gregory Sorensen	30,000	*
Five Percent Holders:
Entities affiliated with Deerfield Management Company, L.P.(3)	10,460,000	36.38%
DFP Sponsor LLC(3)(4)	5,360,000	18.64%
Millennium Management LLC(5).	1,684,200	7.3%
Davidson Kempner Capital management LP(6)	1,440,048	6.26%
Park West Asset Management LLC(7)	1,317,263	5.7%
Park West Investors Master Fund, Limited(7)	1,199,515	5.2%

* Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals and entities is 345 Park Avenue South, New York, New York 10010.
(2)	Interests of our directors and executive officers consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the closing of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere in this Report.

(3)	Shares held by Deerfield Management Company, L.P. consists of: (i) 2,500,000 units held by Deerfield Private Design Fund IV, (ii) 2,500,000 shares of Class A common stock included within 2,500,000 units held by Deerfield Partners; (iii) 5,360,000 shares of Class B common stock held by DFP Sponsor LLC that are convertible into shares of Class A common stock and (iv) 100,000 shares of Class B common stock held by Mr. Hochberg, for the benefit, and at the direction, of Deerfield Management.
(4)	Shares held by DFP Sponsor LLC consists of: 5,360,000 shares of Class B common stock held by DFP Sponsor LLC that are convertible into shares of Class A common stock. Richard Barasch, through an investment vehicle, and Christopher Wolfe are among the members of DFP Sponsor LLC and may be entitled to distributions of securities held by DFP Sponsor LLC. Mr. Hochberg is among the managers of DFP Sponsor LLC and will be deemed to beneficially own the securities held by DFP Sponsor LLC.
(5)	According to a Schedule 13G filed on March 16, 2020 and a Schedule 13G/A filed on February 1, 2021, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander have beneficial ownership of 1,684,200 shares of Class A common stock. Their business address is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103.
(6)	According to a Schedule 13G filed on February 11, 2021, Davidson Kempner Capital Management LP and Anthony A. Yoseloff have beneficial ownership of 1,440,048 shares of Class A common stock. Their business address is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

(7)	According to a Schedule 13G filed on March 12, 2021, Park West Asset Management LLC (“PWAM”) and Peter S. Park have beneficial ownership of 1,317,263 shares of Class A common stock. Park West Investors Master Fund, Limited (“PWIMF”) has beneficial ownership of 1,199,515 shares of Class A common stock. PWAM is the investment manager to PWIMF and Park West Partners International, Limited (“PWPI,” and collectively with PWIMF, the “PW Funds”). Mr. Park, through one or more affiliated entities, is the controlling manager of PWAM. Their business address is 780 Third Avenue, 37th Floor, New York, New York 10017.

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

(a)The following documents are filed as part of this report:

(1)Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)Exhibits

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

+

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

THE ONCOLOGY INSTITUTE, INC

(FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Oncology Institute, Inc. (formerly known as DFP Healthcare Acquisitions Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Oncology Institute, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from November 1, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from November 1, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 21, 2021, except for the effects of the restatement and subsequent event disclosed in Note 2 and 12, respectively, as to which the date is December 13, 2021

The Oncology Institute, Inc.

(formerly known as DFP Healthcare Acquisitions Corp.)

BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(As Restated - See Note 2)
Assets:
Current assets:
Cash	$916,987	$25,000
Prepaid expenses	152,474	—
Total current assets	1,069,461	25,000
Cash and investments held in Trust Account	230,254,149	—
Deferred offering costs associated with initial public offering	—	25,000
Total assets	$231,323,610	$50,000

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accrued expenses	$50,000	$26,500
Accrued expenses - related parties	17,500	—
Franchise tax payable	200,050	800
Total current liabilities	267,550	27,300
Deferred underwriting commissions	6,300,000	—
Derivative warrant liabilities	18,791,170	—
Total liabilities	25,358,720	27,300

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 and -0- shares at $10.00 per share redemption value as of December 31, 2020 and December 31, 2019, respectively	230,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019 (1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(24,035,685)	(2,300)
Total stockholders’ equity (deficit)	(24,035,110)	22,700
Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$231,323,610	$50,000

(1)	As of December 31, 2019, this number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 13, 2020, the underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

The Oncology Institute, Inc.

(formerly known as DFP Healthcare Acquisitions Corp.)

STATEMENTS OF OPERATIONS

		For the period from
	For the period from	November 1, 2019
	Year ended	(inception) through
	December 31, 2020	December 31, 2019
	(As Restated - See Note 2)
General and administrative expenses	$309,169	$1,500
General and administrative expenses - related party	175,000	—
Franchise tax expense	199,700	800
Loss from operations	(683,869)	(2,300)
Interest income from investments in Trust Account	254,149	—
Change in fair value of derivative warrant liabilities	(7,583,670)	—
Offering costs associated with derivative warrant liabilities	(315,080)	—
Income/(loss) before income tax expense	(8,328,470)	(2,300)
Income tax expense	11,434	—
Net loss	$(8,339,904)	$(2,300)

Weighted average shares outstanding of Class A common stock	18,475,410	—
Basic and diluted net loss per share, Class A	$(0.35)	$—
Weighted average shares outstanding of Class B common stock	5,602,459	5,000,000
Basic and diluted net loss per share, Class B	$(0.35)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Oncology Institute, Inc.

(formerly known as DFP Healthcare Acquisitions Corp.)

STATEMENTS OF CHANGE IN STOCKHOLDER’S EQUITY (DEFICIT)

	For the period from November 1, 2019 (inception) through December 31, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - November 1, 2019 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(2,300)	(2,300)
Balance - December 31, 2019	—	$—	5,750,000	$575	$24,425	$(2,300)	$22,700

(1)This number excludes an aggregate of up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
(2)The share amounts have been retroactively restated to reflect the split of Class B common stock on February 19, 2020, resulting in 5,750,000 shares outstanding (see Note 4).

	For the Year Ended December 31, 2020 (As Restated - See Note 2)
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2019	—	$—	5,750,000	$575	$24,425	$(2,300)	$22,700
Sale of private placement warrants to Sponsor in private placement, less allocation to derivative warrant liabilities	—	—	—	—	1,120,000	—	1,120,000
Accretion of Class A common stock to redemption amount (restated – See Note 2)	—	—	—	—	(1,144,425)	(15,693,481)	(16,837,906)
Net loss	—	—	—	—	—	(8,339,904)	(8,339,904)
Balance - December 31, 2020	—	$—	5,750,000	$575	$—	$(24,035,685)	$(24,035,110)

The accompanying notes are an integral part of these financial statements.

The Oncology Institute, Inc.

(formerly known as DFP Healthcare Acquisitions Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
		November 1, 2019
	For the Year Ended	(inception) through
	December 31, 2020	December 31, 2019
	(As Restated - See Note 2)
Cash Flows from Operating Activities:
Net loss	$(8,339,904)	$(2,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(254,149)	—
Offering costs associated with derivative warrant liabilities	315,080	—
Change in fair value of derivative warrant liabilities	7,583,670	—
Changes in operating assets and liabilities:
Prepaid expenses	(152,474)	—
Accrued expenses	48,500	1,500
Accrued expenses - related parties	17,500	—
Franchise tax payable	199,250	800
Net cash used in operating activities	(582,527)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from note payable to related party	200,000	—
Repayment of note payable to related party	(200,000)	—
Proceeds received from initial public offering, gross	230,000,000	—
Proceeds received from private placement	5,600,000	—
Offering costs paid	(4,125,486)	—
Net cash provided by financing activities	231,474,514	25,000

Net increase in cash	891,987	25,000

Cash - beginning of the period	25,000	—
Cash - end of the period	$916,987	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$25,000
Deferred underwriting commissions in connection with the initial public offering	$6,300,000	$—

The accompanying notes are an integral part of these financial statements.

THE ONCOLOGY INSTITUTE, INC.

(formerly known as DFP Healthcare Acquisitions Corp.)

NOTES TO FINANCIAL STATEMENTS – AS RESTATED

Note 1 — Organization, Business Operations and Basis of Presentation

Incorporation

DFP Healthcare Acquisitions Corp., predecessor to The Oncology Institute, Inc. (the “Company”) was incorporated as a Delaware corporation on November 1, 2019.

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Note 2 — Restatement of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 24, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with accounting guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on March 13, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Qs for the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020, and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were all previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 12, 2021 (“the 2020 Affected Periods”), as well as the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (collectively, the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, and June 30, 2021, will be restated with an amendment the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statement of cash flows for the 2020 Affected Periods is presented below:

	As Previously Restated on 10-K/A
As of March 13, 2020	Amendment No. 1	Adjustment	As Restated

Total assets	$231,769,236	$—	$231,769,236
Total liabilities	$17,812,302	$—	$17,812,302
Class A common stock subject to possible redemption	208,956,930	21,043,070	230,000,000
Preferred stock	—	—	—
Class A common stock	210	(210)	—
Class B common stock	575	—	575
Additional paid-in capital	5,356,051	(5,356,051)	—
Accumulated deficit	(356,832)	(15,686,809)	(16,043,641)
Total stockholders' equity (deficit)	$5,000,004	$(21,043,070)	$(16,043,066)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$231,769,236	$—	$231,769,236
Shares of Class A common stock subject to possible redemption	20,895,693	2,104,307	23,000,000
Shares of Class A common stock	2,104,307	(2,104,307)	—

	As Previously Restated on 10-K/A
As of December 31, 2020	Amendment No. 1	Adjustment	As Restated

Total assets	$231,323,610	$—	$231,323,610
Total liabilities	$25,358,720	$—	$25,358,720
Class A common stock subject to possible redemption	200,964,880	29,035,120	230,000,000
Preferred stock	—	—	—
Class A common stock	290	(290)	—
Class B common stock	575	—	575
Additional paid-in capital	13,341,349	(13,341,349)	—
Accumulated deficit	(8,342,204)	(15,693,481)	(24,035,685)
Total stockholders' equity (deficit)	$5,000,010	$(29,035,120)	$(24,035,110)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$231,323,610	$—	$231,323,610
Shares of Class A common stock subject to possible redemption	20,096,488	2,903,512	23,000,000
Shares of Class A common stock	2,903,512	(2,903,512)	—

The impact of the restatement on the statement of stockholders' equity is consistent with the changes to the impacted stockholders' equity accounts described above.

The impact of the restatement to the previously reported as restated statement of cash flows for the year ended December 31, 2020 is presented below:

	For the Year Ended December 31, 2020
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$208,956,930	$(208,956,930)	$—
Change in value of Class A common stock subject to possible redemption	$(7,992,050)	$7,992,050	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share for the year ended December 31, 2020 is presented below:

	Earnings (Loss) Per Share
	As Previously
For the year ended December 31, 2020	Restated	Adjustment	Restated
Net loss	$(8,339,904)	$—	$(8,339,904)
Weighted average shares outstanding - Class A common stock	23,000,000	(4,524,590)	18,475,410
Basic and diluted loss per share - Class A common stock	$—	$(0.35)	$(0.35)
Weighted average shares outstanding - Class B common stock	5,602,459	—	5,602,459
Basic and diluted loss per share - Class B common stock	$(1.49)	$1.14	$(0.35)

In addition, see Note 10 - Quarterly Financial Information where unaudited interim periods are presented as restated.

Note 3 — Summary of Significant Accounting Policies

Basis of presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has no subsidiaries.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the year ended December 31, 2020, as of September 30, 2020 and for the three and nine months ended September 30, 2020, as of June 30, 2020 and for the three and six months ended June 30, 2020, and as of March 31, 2020 and for the three months ended March 31, 2020 (collectively, the “2020 Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the redeemable Class A common stock and earnings per share in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

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

As of December 31, 2020, and 2019, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, accrued expenses - related party, and tax obligations approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised mainly of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs

The Company complied with the requirements of the ASC 340-10-S99-1. Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly attributable to the Initial Public Offering.. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption (Restated - See Note 2)

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December  31, 2020 , 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period.

This method would view the end of the reporting period as if it were also the redemption date for the security. Accordingly, effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against paid-in -capital (to the extent available) and accumulated deficit

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Amount allocated to Public Warrants	(6,727,500)
Class A common stock issuance costs	(10,110,406)
Plus:
Accretion of carrying value to redemption value	16,837,906
Class A common stock subject to possible redemption	$230,000,000

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 9,483,334 of the Company’s Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Year Ended December 31,
	2020		2019
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income	$(6,399,368)	$(1,940,536)	$—	$(2,300)

Denominator:
Basic and diluted weighted average common shares outstanding	18,475,410	5,602,459	—	5,000,000

Basic and diluted net income (loss) per share of common stock	$(0.35)	$(0.35)	$—	$—

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

There were no unrecognized tax benefits as of December 31, 2020 or 2019. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020 or 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 5 — Related Party Transactions

Founder Shares

On December 30, 2019, the Sponsor received 4,312,500 shares of Class B common stock (the “Founder Shares”) in exchange for a capital contribution of $25,000, or approximately $0.004 per share. In January 2020, the Sponsor transferred 100,000 Founder Shares to each of Steven Hochberg, the Company’s President and Chief Executive Officer, Christopher Wolfe, the Company’s Chief Financial Officer and Secretary, and Richard Barasch, the Company’s Executive Chairman, and 30,000 Founder Shares to each of Dr. Jennifer Carter, Dr. Mohit Kaushal and Dr. Gregory Sorensen, the Company’s independent director nominees, for the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 3,922,500 Founder Shares. On February 19, 2020, the Company effected a split of its Class B common stock resulting in the Sponsor holding 5,360,000 Founder Shares, resulting in an increase in the total number of Founder Shares from 4,312,500 to 5,750,000. All shares and associated amounts have been retroactively restated. Of the 5,750,000 Founder Shares, up to 750,000 shares were subject to forfeiture by the initial stockholders depending on the exercise of the underwriters’ over-allotment option. The underwriters exercised their over-allotment option in full on March 13, 2020; thus, the Founder Shares are no longer subject to forfeiture.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2020,    and 2019, there are no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 23,000,000 shares of Class A common stock issued or outstanding, all were subject to possible redemption , and therefore classified outside of permanent equity. As of December 31, 2019, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On December 30, 2019, the Company initially issued 4,312,500 shares of Class B common stock. On February 19, 2020, in connection with the proposed increase of the size of the Initial Public Offering, the Company effected a split of its Class B common stock resulting in the Sponsor holding 5,360,000 Founder Shares and an increase in the total number of Class B common stock outstanding from 4,312,500 to 5,750,000. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.  All shares and associated amounts have been retroactively restated. The underwriters exercised their over-allotment option in full on March 13, 2020; thus, the 750,000 shares of Class B common stock were no longer subject to forfeiture. As of December 31, 2020, and 2019, there were 5,750,000 shares of Class B common stock issued outstanding.

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

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Assets held in Trust Account:
U.S. Treasury securities	$230,253,395	$—	$—
Cash equivalents - money market funds	754	—	—
	$230,254,149	$—	$—

Liabilities
Derivative warrant liabilities -Public Warrants	$11,212,500	$—	$—
Derivative warrant liabilities -Private Warrants	$—	$—	$7,578,670

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

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the year ended December 31, 2020 is summarized as follows:

Level 3 derivative warrant liabilities as of January 1, 2020	$—
Issuance of Public and Private Warrants	11,207,500
Transfer of Public Warrants to Level 1	(6,957,500)
Change in fair value of derivative warrant liabilities	3,328,670
Level 3 derivative warrant liabilities as of December 31, 2020	$7,578,670

Note 10 — Quarterly Financial Information (unaudited) (restated)

The following tables contain unaudited quarterly financial information for the three months ended March 31, 2020, for the three and six months ended June 30, 2020, and for the three and nine months ended September 30, 2020 that has been updated to reflect the restatement of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement had no impact on net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the 2020 Affected Periods. The financial information that has been previously filed or otherwise reported for the 2020 Affected Periods is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Periods contained in such previously filed report should no longer be relied upon.

	As Previously Restated on 10-K/A
As of March 31, 2020 (uaudited)	Amendment No. 1	Adjustment	As Restated

Total assets	$231,843,054	$—	$231,843,054
Total liabilities	$18,315,099	$—	$18,315,099
Class A common stock subject to possible redemption	208,527,950	21,472,050	230,000,000
Preferred stock	—	—	—
Class A common stock	215	(215)	—
Class B common stock	575	—	575
Additional paid-in capital	5,778,354	(5,778,354)	—
Accumulated deficit	(779,139)	(15,693,481)	(16,472,620)
Total stockholders' equity (deficit)	$5,000,005	$(21,472,050)	$(16,472,045)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$231,843,054	$—	$231,843,054
Shares of Class A common stock subject to possible redemption	20,852,795	2,147,205	23,000,000
Shares of Class A common stock	2,147,205	(2,147,205)	—

The Company's statement of stockholders' equity has been restated to reflect the changes to the impacted stockholders' equity accounts described above.

	For the Three Months Ended March 31, 2020 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$208,956,930	$(208,956,930)	$—
Change in value of Class A common stock subject to possible redemption	$(428,980)	$428,980	$—

As of June 30, 2020 (unaudited)	As Previously Restated	Adjustment	As Restated

Total assets	$231,466,990	$—	$231,466,990
Total liabilities	$20,557,770	$—	$20,557,770
Class A common stock subject to possible redemption	205,909,210	24,090,790	230,000,000
Preferred stock	—	—	—
Class A common stock	241	(241)	—
Class B common stock	575	—	575
Additional paid-in capital	8,397,068	(8,397,068)	—
Accumulated deficit	(3,397,874)	(15,693,481)	(19,091,355)
Total stockholders' equity (deficit)	$5,000,010	$(24,090,790)	$(19,090,780)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$231,466,990	$—	$231,466,990
Shares of Class A common stock subject to possible redemption	20,590,921	2,409,079	23,000,000
Shares of Class A common stock	2,409,079	(2,409,079)	—

The impact of the restatement on the statement of stockholders' equity is consistent with the changes to the impacted stockholders' equity accounts described above.

	For the Six Months Ended June 30, 2020 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$208,956,930	$(208,956,930)	$—
Change in value of Class A common stock subject to possible redemption	$(3,047,720)	$3,047,720	$—

As of September 30, 2020 (unaudited)	As Previously Restated	Adjustment	As Restated

Total assets	$231,395,659	$—	$231,395,659
Total liabilities	$22,903,099	$—	$22,903,099
Class A common stock subject to possible redemption	203,492,550	26,507,450	230,000,000
Preferred stock	—	—	—
Class A common stock	265	(265)	—
Class B common stock	575	—	575
Additional paid-in capital	10,813,704	(10,813,704)	—
Accumulated deficit	(5,814,534)	(15,693,481)	(21,508,015)
Total stockholders' equity (deficit)	$5,000,010	$(26,507,450)	$(21,507,440)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$231,395,659	$—	$231,395,659
Shares of Class A common stock subject to possible redemption	20,349,255	2,650,745	23,000,000
Shares of Class A common stock	2,650,745	(2,650,745)	—

The impact of the restatement on the statement of stockholders' equity is consistent with the changes to the impacted stockholders' equity accounts described above.

	For the Nine Months Ended September 30, 2020 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$208,956,930	$(208,956,930)	$—
Change in value of Class A common stock subject to possible redemption	$(5,464,380)	$5,464,380	$—

	Earnings (Loss) Per Share
	As Previously
	As Reported	Adjustment	As Restated
For the three months ended March 31, 2020 (unaudited)
Net loss	$(776,839)	$—	$(776,839)
Weighted average shares outstanding - Class A common stock	23,000,000	(18,197,802)	4,802,198
Basic and diluted earnings (loss) per share - Class A common stock	$—	$(0.08)	$(0.08)
Weighted average shares outstanding - Class B common stock	5,156,593	—	5,156,593
Basic and diluted earnings (loss) per share - Class B common stock	$(0.15)	$0.07	$(0.08)
For the three months ended June 30, 2020 (unaudited)
Net loss	$(2,618,735)	$—	$(2,618,735)
Weighted average shares outstanding - Class A common stock	23,000,000	—	23,000,000
Basic and diluted earnings (loss) per share - Class A common stock	$—	$(0.09)	$(0.09)
Weighted average shares outstanding - Class B common stock	5,750,000	—	5,750,000
Basic and diluted earnings (loss) per share - Class B common stock	$(0.46)	$0.37	$(0.09)
For the six months ended June 30, 2020 (unaudited)
Net loss	$(3,395,574)	$—	$(3,395,574)
Weighted average shares outstanding - Class A common stock	23,000,000	(9,098,901)	13,901,099
Basic and diluted earnings (loss) per share - Class A common stock	$—	$(0.18)	$(0.18)
Weighted average shares outstanding - Class B common stock	5,453,297	—	5,453,297
Basic and diluted earnings (loss) per share - Class B common stock	$(0.62)	$0.44	$(0.18)
For the three months ended September 30, 2020 (unaudited)
Net loss	$(2,416,660)	$—	$(2,416,660)
Weighted average shares outstanding - Class A common stock	23,000,000	—	23,000,000
Basic and diluted earnings (loss) per share - Class A common stock	$—	$(0.08)	$(0.08)
Weighted average shares outstanding - Class B common stock	5,750,000	—	5,750,000
Basic and diluted earnings (loss) per share - Class B common stock	$(0.42)	$0.34	$(0.08)
For the nine months ended September 30, 2020 (unaudited)
Net loss	$(5,812,234)	$—	$(5,812,234)
Weighted average shares outstanding - Class A common stock	23,000,000	(6,043,796)	16,956,204
Basic and diluted earnings (loss) per share - Class A common stock	$—	$(0.26)	$(0.26)
Weighted average shares outstanding - Class B common stock	5,552,920	—	5,552,920
Basic and diluted earnings (loss) per share - Class B common stock	$(1.05)	$0.79	$(0.26)

Note 11 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) for the year ended December 31, 2020 consists of the following:

	December 31, 2020	December 31, 2019
Current
Federal	$11,434	$—
State	—	—
Deferred
Federal	(101,676)	(483)
State	—	—
Valuation allowance	101,676	483
Income tax provision	11,434	—

The provision for income taxes was deemed to be de minimis for the period from November 1, 2019 (inception) through December 31, 2019.

The Company’s net deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Start-up/Organization costs	$101,676	$315
Net operating loss carryforwards	—	168
Total deferred tax assets	101,676	483
Valuation allowance	(101,676)	(483)
Deferred tax asset, net of allowance	$—	$—

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax	$(1,748,979)	$(483)
Change in fair value of derivative warrant liabilities	(1,450,150)	—
Financing costs - derivative warrant liabilities	(2,503)	—
Change in valuation allowance	3,213,066	483
Income tax expense	$11,434	$—

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

Note 12 — Subsequent Events

On November 12, 2021, (the “Closing Date”), DFP Healthcare Acquisitions Corp. (“DFP”) completed the business combination pursuant to that certain and Plan of Merger, dated June 28, 2021, by and among DFP, Orion Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of DFP (“First Merger Sub”), Orion Merger Sub II,

LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of DFP (“Second Merger Sub”) and TOI Parent, Inc., a Delaware corporation (“Old TOI”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). As contemplated by the Merger Agreement, immediately prior to the effective time of the First Merger (the “Effective Time”), (i) the First Merger Sub merged with and into Old TOI (the “First Merger”), with Old TOI being the surviving corporation and (ii) immediately following the First Merger, Old TOI merged with and into the Second Merger Sub (the “Second Merger”), with the Second Merger Sub being the surviving entity and a wholly owned subsidiary of DFP (the First Merger and Second Merger together, the “Business Combination”). Upon the closing of the Business Combination, DFP changed its name to “The Oncology Institute, Inc.” TOI continues the existing business operations of Old TOI as a publicly traded company.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up through the date the financial statements were issued. Based upon this review, other than described here in and in Note 2 with respect to the restatements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 13, 2021

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Brad Hively
Name: Brad Hively
Title: Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date
/s/ Brad Hively	Chief Executive Officer and Director (principal executive officer)	December 13, 2021
Brad Hively

/s/ Scott Dalgleish	Chief Financial Officer (principal financial and accounting officer)	December 13, 2021
Scott Dalgleish

/s/ Anne McGeorge	Director	December 13, 2021
Anne McGeorge

/s/ Maeve O’Meara	Director	December 13, 2021
Maeve O’Meara

/s/ Ravi Sarin	Director	December 13, 2021
Ravi Sarin