Form 10-Q/A
period 2021-09-30
Oncology Institute, Inc.
filed 2021-12-14
CIK 1799191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

18000 Studebaker Rd.

Cerritos, California 90703

(Address of Principal Executive Offices, including zip code)

(213) 760-1328

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TOI	The Nasdaq Stock Market LLC
Reedemable warrants, each whole warrant exercisable for one share of common stock, each at an exercise price of $11.50 per share	TOIIW	The Nasdaq Stock Market LLC

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

Explanatory Note

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to The Oncology Institute, Inc. (formerly, DFP Healthcare Acquisition Corporation), unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of the Company as of and for the periods ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 8, 2021 (the “First Amended Filing”).

On November 8, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 2021 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 13, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company’s management revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by revising all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 2021 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 8, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) balance sheet as of March 13, 2020 (the "Post IPO Balance Sheet"), as previously restated in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 24, 2021 (“2020 Form 10-K/A No. 1”), (ii) financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020 as previously restated in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021; (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (vi) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 8, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company has restated its financial statements for the 2020 Affected Periods in a Form 10-K/A, Amendment No. 2, for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020. The Company is restating the unaudited condensed financial statements and notes, and Item 4 or Part 1 for the periods ended March 31, 2021, June 30, 2021, September 30, 2021 in this Quarterly Report on Form 10-Q/A.

None of the changes impacted the Company’s cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I in this Quarterly Report on Form 10-Q/A.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No.1. Except as disclosed above, no other information included in the Q3 2021 Form 10-Q is being amended or updated by this Amendment No.1 and this Amendment No.1 does not purposed to reflect any information or events subsequent to the Q3 2021 Form 10-Q. This Amendment No.1 continues to describe the conditions as of the date of the Q3 2021 Form 10-Q and, except as expensly contained herein, we have not updated, modified or supplemented the disclosures contained in the the Q3 2021 Form 10-Q to give effect to any subsequent events, including the closing of the Company’s business combination, accordingly, this Amendment No.1 should be need in conjuction with the Q3 2021 Form 10-Q and with on filings subsequent to the Q3 2021 Form 10-Q.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

THE ONCOLOGY INSTITUTE, INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2021 and 2020

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative expenses	$1,472,921	$95,980	$4,141,810	$208,562
General and administrative expenses - related party	52,500	52,500	157,500	122,500
Franchise tax expense	50,411	50,000	149,639	149,750
Loss from operations	(1,575,832)	(198,480)	(4,448,949)	(480,812)
Other income (expense)
Interest income from investments in Trust Account	5,798	73,393	58,474	194,901
Change in fair value of derivative warrant liabilities	1,138,000	(2,279,000)	3,523,000	(5,198,670)
Financing cost - derivative warrant liabilities	—	—	—	(315,080)
Loss before income tax expense	(432,034)	(2,404,087)	(867,475)	(5,799,661)
Income tax expense	—	(12,573)	—	(12,573)
Net loss	$(432,034)	$(2,416,660)	$(867,475)	$(5,812,234)

Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	23,000,000	23,000,000	16,956,204
Basic and diluted net loss per share, Class A	$(0.02)	$(0.08)	$(0.03)	$(0.26)

Weighted average shares outstanding of Class B common stock, basic	5,750,000	5,750,000	5,750,000	5,552,920
Weighted average shares outstanding of Class B common stock, diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.02)	$(0.08)	$(0.03)	$(0.26)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020 (as restated)	—	$—	5,750,000	$575	$—	$(24,035,685)	$(24,035,110)
Net income	—	—	—	—	—	5,685,300	5,685,300
Balance - March 31, 2021 (unaudited) (as restated)	—	$—	5,750,000	$575	$—	$(18,350,385)	$(18,349,810)
Net loss	—	—	—	—	—	(6,120,741)	(6,120,741)
Balance - June 30, 2021 (unaudited) (as restated)	—	$—	5,750,000	$575	$—	$(24,471,126)	$(24,470,551)
Net loss	—	—	—	—	—	(432,034)	(432,034)
Balance - September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(24,903,160)	$(24,902,585)

For the Three and Nine Months Ended September 30, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2019	—	$—	5,750,000	$575	$24,425	$(2,300)	$22,700
Sale of private placement warrants to Sponsor in private placement, less fair value allocation to derivative warrant liabilities	—	—	—	—	1,120,000	—	1,120,000
Accretion of Class A common stock to redemption amount	—	—	—	—	(1,144,425)	(15,693,481)	(16,837,906)
Net loss	—	—	—	—	—	(776,839)	(776,839)
Balance - March 31, 2020 (unaudited) (as restated)	—	$—	5,750,000	$575	$—	$(16,472,620)	$(16,472,045)
Net loss	—	—	—	—	—	(2,618,735)	(2,618,735)
Balance - June 30, 2020 (unaudited) (as restated)	—	$—	5,750,000	$575	$—	$(19,091,355)	$(19,090,780)
Net loss	—	—	—	—	—	(2,416,660)	(2,416,660)
Balance - September 30, 2020 (unaudited) (as restated)	—	$—	5,750,000	$575	$—	$(21,508,015)	$(21,507,440)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

1. Organization, Business Operations.

Incorporation

The Oncology Institute, Inc., formerly DFP Healthcare Acquisitions Corp, (the “Company,” or “DFP”) was incorporated as a Delaware corporation on November 1, 2019.

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with technical accounting guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require Class A common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$231,036,262	$—	$231,036,262
Total liabilities	$19,386,072	$—	$19,386,072
Class A common stock subject to possible redemption	206,650,180	23,349,820	230,000,000
Preferred stock	—	—	—
Class A common stock	233	(233)	—
Class B common stock	575	—	575
Additional paid-in capital	7,656,106	(7,656,106)	—
Accumulated deficit	(2,656,904)	(15,693,481)	(18,350,385)
Total stockholders' equity (deficit)	$5,000,010	$(23,349,820)	$(18,349,810)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$231,036,262	$—	$231,036,262
Shares of Class A common stock subject to possible redemption	20,665,018	2,334,982	23,000,000
Shares of Class A common stock	2,334,982	(2,334,982)	—

The impact on the unaudited condensed statement of stockholders’ equity is consistent with the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

For the Three Months Ended March 31, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$5,685,300	$(5,685,300)	$—

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$230,754,006	$—	$230,754,006
Total liabilities	$25,224,557	$—	$25,224,557
Class A common stock subject to possible redemption	200,529,440	29,470,560	230,000,000
Preferred stock	—	—	—
Class A common stock	295	(295)	—
Class B common stock	575	—	575
Additional paid-in capital	13,776,784	(13,776,784)	—
Accumulated deficit	(8,777,645)	(15,693,481)	(24,471,126)
Total stockholders’ equity (deficit)	$5,000,009	$(29,470,560)	$(24,470,551)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$230,754,006	$—	$230,754,006
Shares of Class A common stock subject to possible redemption	20,052,944	2,947,056	23,000,000
Shares of Class A common stock	2,947,056	(2,947,056)	—

The impact on the unaudited condensed statement of stockholders’ equity is consistent with the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

For the Six Months Ended June 30, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(435,440)	$435,440	$—

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

There was no impact to the reported amount of net income (loss) as reported in the condensed statements of operations. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Previously
	Restated	Adjustment	Restated
For the three months ended March 31, 2021 (unaudited)
Net income	$5,685,300	$—	$5,685,300
Weighted average shares outstanding - Class A common stock	23,000,000	—	23,000,000
Basic and diluted earnings per share - Class A common stock	$—	$0.20	$0.20
Weighted average shares outstanding - Class B common stock	5,750,000	—	5,750,000
Basic and diluted earnings per share - Class B common stock	$0.99	$(0.79)	$0.20
For the three months ended June 30, 2021 (unaudited)
Net loss	$(6,120,741)	$—	$(6,120,741)
Weighted average shares outstanding - Class A common stock	23,000,000	—	23,000,000
Basic and diluted earnings per share - Class A common stock	$—	$(0.21)	$(0.21)
Weighted average shares outstanding - Class B common stock	5,750,000	—	5,750,000
Basic and diluted earnings per share - Class B common stock	$(1.06)	$0.85	$(0.21)
For the six months ended June 30, 2021 (unaudited)
Net loss	$(435,441)	$—	$(435,441)
Weighted average shares outstanding - Class A common stock	23,000,000	—	23,000,000
Basic and diluted earnings per share - Class A common stock	$—	$(0.02)	$(0.02)
Weighted average shares outstanding - Class B common stock	5,750,000	—	5,750,000
Basic and diluted earnings per share - Class B common stock	$(0.08)	$0.06	$(0.02)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income - basic	$(345,627)	$(86,407)	$(1,933,328)	$(483,332)	$(693,980)	$(173,495)	$(4,378,377)	$(1,433,857)
Allocation of net income - diluted	$(345,627)	$(86,407)	$(1,933,328)	$(483,332)	$(693,980)	$(173,495)	$(4,340,374)	$(1,471,860)

Denominator:
Basic weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	16,956,204	5,552,920
Diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	16,956,204	5,750,000

Basic net income (loss) per share of common stock	$(0.02)	$(0.02)	$(0.08)	$(0.08)	$(0.03)	$(0.03)	$(0.26)	$(0.26)
Diluted net income (loss) per share of common stock	$(0.02)	$(0.02)	$(0.08)	$(0.08)	$(0.03)	$(0.03)	$(0.26)	$(0.26)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

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

THE ONCOLOGY INSTITUTE, INC.

{FORMERLY KNOWN AS DFP HEALTHCARE ACQUISITIONS CORP.}

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

of DFP (the First Merger and Second Merger together, the “Business Combination”). Upon the closing of the Business Combination, DFP changed its name to “The Oncology Institute, Inc.” TOI continues the existing business operations of Old TOI as a publicly traded company.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, other than described here and the restatements described in Note 2 the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 13, 2020, its annual financial statements for the period ended December 31, 2020, and its interim financial statements notes and Item 4 or Part 1 of the Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021, and September 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A.     RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our amendment no.2 an annual report on Form 10-K/A filed with the SEC on December 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our amendment no.2 an annual report on Form 10-K/A filed with the SEC on December 13, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

THE ONCOLOGY INSTITUTE, INC
(FORMERLY KNOWN ASDFP HEALTHCARE ACQUISITIONS CORP.)

Date: December 13, 2021		/s/ Brad Hively
	Name:	Brad Hively
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: December 13, 2021		/s/ Scott Dalgleish
	Name:	Scott Dalgleish
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)