Form 10-K
period 2021-12-31
Oncology Institute, Inc.
filed 2022-03-11
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-39248
The Oncology Institute, Inc.
(Exact name of registrant as specified in its charter)

Delaware			84-3562323
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

18000 Studebaker Rd, Suite 800	Cerritos	California	90703
(Address of Principal Executive Offices)			(Zip Code)
(562) 735-3226
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TOI	The Nasdaq Stock Market LLC
Warrants to purchase common stock	TOIIW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes      No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company
Emerging growth company

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No
1

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of $9.95 per shares of the Registrant’s common stock as reported by the Nasdaq as of June 30, 2021, was approximately $179.1 million.

The registrant had outstanding 73,249,046 shares of common stock as of March 10, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

2

CAUTIONARY STATEMENT
In this Annual Report on Form 10-K, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the documents incorporated by reference herein, The Oncology Institute, Inc. ("TOI", "we", or "our") make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. These statements may be preceded by, followed by or include the words "may," "might," "will," "will likely result," "should," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "continue," "target" or similar expressions.
These forward-looking statements are based on information available to us as of the date they were made, and involve a number of risks and uncertainties which may cause them to turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward- looking statements. Some factors that could cause actual results to differ include:
•expectations and assumptions about growth rate and market opportunity of TOI;
•our public securities’ potential liquidity and trading;
•our ability to raise financing in the future;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•the impact of the regulatory environment and complexities with compliance related to such environment;
•factors relating to the business, operations and financial performance of TOI, including:
◦the impact of the COVID-19 pandemic;
◦the ability of TOI to maintain an effective system of internal controls over financial reporting;
◦the ability of TOI to grow market share in its existing markets or any new markets it may enter;
◦the ability of TOI to respond to general economic conditions;
◦the ability of TOI to manage its growth effectively;
◦the ability of TOI to achieve and maintain profitability in the future;
◦the ability of TOI to attract new patients;
◦continued reimbursement from third-party payors; and
◦other factors detailed under the section titled “Risk Factors” within this 10-K.

SUMMARY RISK FACTORS
The following is a summary of select risks and uncertainties that could materially adversely affect The Oncology Institute, Inc. ("TOI", "we", or "our") and its business, financial condition and results of operations. You should read this summary together with the full and complete discussion of risk factors contained below:
•Our growth strategy depends on our ability to build or acquire clinics to service our contracts and treat our patients.
•We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources.
•We have identified material weaknesses in our internal control over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements.
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
•A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.
•Our services are concentrated in certain geographic areas and populations exposing us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions.
•If we are unable to attract new patients, our revenue growth will be adversely affected.
•We primarily depend on reimbursement from third-party payors, as well as payments by individuals, which could lead to delays, denials, or uncertainties in the reimbursement process.
•With many of our value-based agreements, our consolidating professional corporations ("TOI PCs") assume the risk that the cost of providing services will exceed our compensation. As oncology costs rise, if we do not accurately predict the cost to deliver care, some of the TOI PCs’ value-based agreements could become less profitable, or unprofitable.
•There are significant risks associated with estimating the amount of revenue that is recognized under TOI PCs’ risk agreements with health plans, and if our estimates of revenue are materially inaccurate, it could impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.
•A significant portion of our consolidated Patient Services revenue is derived from a limited number of health insurance, Independent Practice Associations, or IPAs and medical group companies. Those payors could take action to remove, exclude, delay, or otherwise prevent the inclusion of the TOI PCs in their provider networks.
•A significant portion of sales are from prescription drug sales reimbursed by a limited number of pharmacy benefit management companies with which TOI PCs contract. Those pharmacy benefit management companies could take action to remove, exclude, delay or otherwise prevent the inclusion of the TOI PCs in their provider networks.
•Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our financial condition and results of operations.
•We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition or results of operations.
•The transition from volume to value-based reimbursement models may have a material adverse effect on our operations.
•Changes in the payor mix of patients and potential decreases in reimbursement rates as a result of consolidation among our customers could adversely affect our revenues and results of operations.
•We face significant competition from other healthcare services providers. Our failure to adequately compete could adversely affect our business.
•Competition for physicians and clinical personnel, including nurses, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, growth rate, profitability and cash flows.
•Because competition for qualified personnel is intense, we may not be able to attract and retain the highly skilled employees we need to execute our business strategies and growth plans.
•If we are unable to provide consistently high quality of care, our business will be adversely impacted.
•If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•We depend on our information technology systems, and those of our third-party vendors, contractors and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations.

•We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.
•Some jurisdictions preclude the TOI PCs from entering into non-compete agreements with our physicians, and other non-compete agreements and restrictive covenants applicable to certain physicians and other clinical employees may not be enforceable.
•Current and future acquisitions may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.
•If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.
•We conduct some clinical trials in contract with the Innovative Clinical Research Institute, LLC ("ICRI"). If we fail to perform our clinical trial services in accordance with contractual requirements, government regulations and ethical considerations, we could be subject to significant costs or liability and our reputation could be adversely affected.
•Negative publicity regarding the managed healthcare industry generally could adversely affect our results of operations or business.
•Our managed clinics may be negatively impacted by weather and other factors beyond our control.
•We are dependent on our relationships with the TOI PCs, which are affiliated professional entities that we do not own, to provide healthcare services, and our business would be harmed if those relationships were disrupted or if our arrangements with the TOI PCs become subject to legal challenges.
•Our managed clinics and the TOI PCs providing professional services at such clinics may become subject to medical liability claims, which could have a material adverse impact on our business.
•If there is a change in accounting standards by the Financial Accounting Standards Board or the interpretation thereof affecting consolidation of entities, it could have a material adverse effect on our consolidation of total revenues derived from the TOI PCs.
•Our managed clinics and the TOI PCs may be subject to third-party payor audits, which, if adversely determined against us or the TOI PCs, may have a material effect on our results of operations and financial condition.
•We are subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits, investigations, lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.
•If any of our managed clinics or TOI PCs lose their regulatory licenses, permits and/or accreditation status, or become ineligible to receive reimbursement under Medicare or Medicaid or other third-party payors, there may be a material adverse effect on our business, financial conditions, cash flows or results of operations.
•If we or the TOI PCs fail to comply with applicable data interoperability and information blocking rules, our consolidated results of operations could be adversely affected.
•Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.
•We and our TOI PCs are subject to federal, state and local laws and regulations that govern our business. These include regulations of our employment practices, including minimum wage, living wage, and paid time-off requirements, permitting and licensing, employee health and safety and the storage, treatment and disposal of waste. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our expenses, could adversely impact our operations.
•We may not be able to utilize a portion of our net operating loss carry forwards (“NOLs”) to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our net income and cash flows.
•Future changes to applicable tax laws and regulations and/or their interpretations may have an adverse effect on our business, financial condition and results of operations. Tax rules and regulations are subject to interpretation and require judgment by us that may be successfully challenged by the applicable taxation authorities upon audit, which could result in additional tax liabilities.

PART I
Item 1. Business
Overview
The Oncology Institute, Inc. ("TOI", "we", or "our) is a value-based oncology company that manages community-based oncology practices that serve patients at 67 clinic locations across 10 markets and 4 states throughout the United States, which are staffed with 98 oncologists and advanced practice providers. 53 of these clinics are staffed with 86 providers employed by our affiliated physician-owned professional entities, which we refer to as the "TOI PCs"; and 14 of the clinics are owned by independent oncology practices to whom we provide limited management services. We believe that TOI has more covered lives than any other value-based oncology company. The TOI PCs provided care for more than 51,000 patients in 2021 and managed a population of approximately 1.6 million patients under value-based agreements as of December 31, 2021. Our mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
Our managed clinics provide a range of medical oncology services, including physician services, in-house infusion and dispensary, clinical trial services, radiation, innovative programs like outpatient stem cell transplants and transfusions, along with 24/7 patient support. Through the Innovative Clinical Research Institute, LLC ("ICRI"), the clinical research arm of the TOI PCs, we also provide and manage clinical trial services and research for the benefit of cancer patients. Many of our services, such as managing clinical trials, palliative care programs and stem cell transplants, are traditionally accessed through academic and tertiary care settings, while the TOI PCs bring these services to patients in a community setting. As scientific research progresses and more treatment options become available, cancer care is shifting from acute care episodes to chronic disease management. With this shift, it is increasingly important for high-quality, high-value cancer care to be available in a local community setting to all patients in need.
As a value-based oncology company, we seek to deliver both better quality care and lower cost of care. We define value-based care as care that focuses on improving health outcomes and healthcare affordability and a value-based contract as any contract that removes the incentive to drive up cost, and utilizes incentives which reward improving outcomes, cost and quality. We work to accomplish this goal by reducing wasteful, inefficient or counterproductive care that drives up costs but does not improve outcomes. We believe payors and employers are aligned with the value-based model due to its enhanced access, improved outcomes, and lower costs. Patients under our affiliated providers’ care can benefit from evidence-based and personalized care plans, gain access to sub-specialized care in convenient community locations, and lower out-of-pocket costs. We believe our affiliated providers enjoy the stability and predictability of a large multi-state practice, are not incentivized or pressured to over-treat when it may be inconsistent with a patient’s goals of care and can focus on practicing outstanding evidence-based medicine rather than business building.
In contrast to value-based care, we believe much of traditional fee-for-service, or FFS, oncology care is plagued by misaligned incentives that drive up costs and often lower the quality of care. In FFS care, oncologists are reimbursed on a “cost-plus” basis for drugs. This cost-plus model may incentivize oncologists to prescribe the most expensive treatments even if lower cost alternatives that are still medically appropriate are available, as well as to continue to utilize chemotherapy in advanced cancer patients who may no longer benefit from such treatment. In these cases, patients and payors not only bear the burden of higher cost of care, but patients may also suffer negative health outcomes including higher rates of emergency room visits and hospitalizations for supportive care needs due to the side effects associated with chemotherapy.
In 2021 we generated more than 50% of our revenue from patients who are covered by value-based contracts. Historically, our value-based contracts have predominately taken the form of capitated contracts. Our capitated contracts remove incentives to drive up costs, and they also have incentives for meeting or exceeding certain quality metrics. In some capitated contracts we are penalized if we fail to meet certain quality metrics. In other capitated contracts, we receive bonuses/rewards if we meet or exceed certain quality metrics. Our value-based contracts could also take on other forms, such as sharing with payors in the cost savings generated for specific medical oncology costs (which we refer to as 'gain-sharing' contract), along with incentives to meet certain quality metrics. These contracts, despite their modifications on how reimbursement is structured, still meet the definition of value-based care. We and our affiliated providers have contractual relationships with payors serving a variety of patients, including Medicare Advantage, or MA, Medicaid, and commercial patients. These payors include affiliates of Anthem, CareMore Health, Heritage Provider Network and Optum Care.
We believe that our position in the market and focus on elevating the state of oncology care with a value-based care model positions our affiliated providers well for future growth. Our proprietary technology platform supports this growth and enables the TOI PCs to standardize and deliver consistent value-based care at scale. We believe that our model will support growth into new markets, allow us to continue service more patients across the United States.
Our website is www.theoncologyinstitute.com. The information contained on our website is not a part of this annual report.

Affiliated Physician Practices
Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine. States that have corporate practice of medicine laws require only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements with other physicians, such as fee-splitting. For example, under California's corporate practice of medicine doctrine, physicians and certain licensed professionals cannot be employed by non-professional corporations, except under limited exceptions which do not apply to us. Additionally, all clinical decisions and certain business or management decisions that result in control over a physician's practice of medicine must be made by a licensed physician and not by an unlicensed person or entity. California also prohibits professional fee-splitting arrangements, but management fees based on a percentage of gross revenue or similar arrangement that is commensurate with fair market value of services provided by the management company are generally permissible.
We have entered into a management services agreement with each of the TOI PCs, which are entirely physician owned. Under our management services agreements, we have agreed to serve, on an exclusive basis, as manager and administrator of each TOI PC’s non-medical functions and services related to healthcare services and items provided to patients by physicians and other licensed healthcare providers employed by or under contract with a TOI PC. The non-medical functions and services we provide under the management services agreements include practice management services and non-clinical operational assistance for all TOI PC clinic locations, assistance with provider and payor contract negotiations and administration, billing and collection services, financial and accounting services, electronic medical records and practice management technology solutions, assistance in maintaining licensure, permits and other credentialing requirements for the TOI PCs, risk management services, non-clinical personnel services, provider recruitment services and other administrative services required for the day-to-day operations of the clinics and TOI PCs. Our management services agreements with the TOI PCs have 20-year terms, unless terminated upon mutual agreement of the parties or unilaterally by a party following a material breach or commencement of bankruptcy or liquidation events by the other party, or a governmental or judicial termination order against a party. Under the management services agreement, we receive a monthly management fee that is structured as direct reimbursement of all costs incurred plus a percentage of the TOI PC’s gross revenue, which is defined as the TOI PC’s total revenues payable for all healthcare services and items rendered by the TOI PC, adjusted for bad debt, discounts and payor contract adjustments. In accordance with relevant accounting guidance, each of the TOI PCs is determined to be a variable interest entity, or VIE, of the Company as the Company has the ability, through the management services agreement, to direct the activities (excluding clinical decisions) that most significantly affect the TOI PC’s economic performance.
Market Overview
Our business is focused on caring for adult and senior populations with medical oncology and related care needs, including members of MA plans run by private insurance companies on behalf of the Centers for Medicare and Medicaid Services, or CMS, as well as traditional FFS Medicare, Medicaid, other government healthcare programs and commercial insurance populations. One of our primary focuses is on value-based contracts in which we manage the medical oncology care for a population of patients for a pre-determined, population-based capitated payment. Many of the patients that we manage under value-based arrangements are referred to as “capitated” populations, however our affiliated providers also provide care to patients outside of these arrangements under traditional FFS arrangements as well as other types of value-based contract.
As of December 31, 2021, we were active in ten markets in four states. Across these states, there were approximately 57 million commercial, Medicaid, and MA lives. This population provides us with a substantial opportunity to capture a portion of those lives in both our legacy, existing markets, as well as in our new expansion geographies.
Our Care Model
Since our founding over 14 years ago, we have built a solid track record around our care model for value-based oncology care. Our care model is focused on delivering personalized, evidenced-based care, consistently, and at scale. We seek to deliver better patient outcomes for lower costs, and to care for more of our payors’ patient populations.
Our care model is designed to remove physicians’ incentives to over-prescribe or prescribe high-cost chemotherapy that is of limited clinical utility to patients. We invest in nurse practitioners to help with advanced care planning and palliative care discussions with patients. We give patients the education and tools to make their own decisions about when the right time is to choose palliative care or hospice.
While the TOI PCs treat patients under both value-based and FFS contracts, our affiliated providers’ approach to care focuses on achieving the best outcomes at the lowest cost, regardless of the reimbursement methodology. We have developed a High Value Cancer Care, or HVCC, program, in which patients are able to access targeted care resources that augment and support their treatment. Our treatment regimens are based on algorithms established by the National Comprehensive Cancer

Network (“NCCN”) and are evidence-based. NCCN is a not-for-profit alliance of 31 leading cancer centers devoted to patient care, research and education (not including TOI). NCCN focuses on improving cancer care through the input of clinical thought leaders at its member organizations. NCCN publishes guidelines developed from evidence- based medicine to ensure that all cancer patients receive preventative, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes. The NCCN guidelines are widely recognized as the standard for clinical care in medical oncology, and the intent of the guidelines is to assist in clinical decision making. Our affiliated providers strive to ensure that clinical pathways in our electronic health records system, as well as recommendations on use of chemotherapy and supportive care medications are consistent with NCCN guidelines to ensure patients receive the best clinical care based on their individual disease and comorbidities. Moreover, the TOI PCs operate physician dispensaries that allow our affiliated providers to prescribe and dispense oral oncolytics and related medications to patients, alongside chemotherapy infusion and injections. This provides patients with holistic and convenient access to the most appropriate treatment pathways, all in a community setting. According to a study conducted by researchers at Stanford University on the TOI PCs’ patients in 2019 who were enrolled in our HVCC program, we saw improvements in several key metrics, including:
•30% lower inpatient admissions;
•75% fewer emergency room visits in the last month of life;
•40% fewer acute care facility deaths;
•45% increased hospice use; and
•14% improvement in patient satisfaction.
Overall, the study demonstrated greater than 25% lower median total healthcare costs from diagnosis to death. We are continuously improving and innovating our care model, using the clinical data from the HVCC program to develop evidence-based care and treatment protocols for all patients.

Our Value Proposition and Differentiated Care Model
Our managed clinics primarily serve adult and senior cancer patients in markets that have MA plans and primary care medical groups reimbursed on a capitated basis. Our affiliated providers provide these services primarily through employed providers who are responsible for patient care. We intend to leverage our long-established, strong relationships with payors to continue to build out our network and increase access to cancer patients in adjacent markets, while at the same time, decreasing oncology care costs for both patients and payors. Through the TOI PCs, we seek to provide high quality and lower cost care delivery through the following capabilities:

•recruiting process focused on selecting physicians that want to practice evidence-based medicine;
•technology-enabled care pathways ensuring adherence to evidence-based clinical protocols;
•strong clinical culture and physician oversight;
•care management to prevent unnecessary hospitalizations;
•care delivered in community clinics vs. hospital setting;
•clinically appropriate integration of palliative care and hospice aligned with patients’ goals of care;
•access to clinical trials providing cutting-edge treatment options at low or no cost to patients or payors; and
•appropriate provider training on clinical documentation to ensure proper risk adjustment and reimbursement for complex patients.
We strive to add value by consistently performing these activities effectively. The goal is a lower cost of care for the same or better clinical outcomes while providing a superior patient experience.
Patient Experience
We believe our patient-centric focus facilitates high levels of patient satisfaction and supports our care delivery model while strengthening payor relationships. We employ a continuous feedback mechanism to ensure superior patient experience and satisfaction among our affiliated physicians and advanced practice providers.
In a recent patient survey, more than 90% of our oncologists were rated 4.0 or above and overall patient satisfaction was 4.5 out of 5 for providers measured by our survey, which we distribute to patients via text or e-mail following their clinic visit.
Growth Strategy and Opportunities
To date, we have achieved strong organic growth with minimal new capital. Revenue has grown at a roughly 25% CAGR from 2016 to 2021, driven by robust growth in capitated lives under value-based contracts.
Our footprint as of December 31, 2021 spanned four states and is growing rapidly.

	California	Arizona	Nevada	Florida
Markets	6	1	1	2
Managed and Affiliated Clinics(1)	54	5	3	5
Providers	81	4	3	10
(1) 53 clinics operated under the TOI PCs, whereby we receive a percentage of revenues under our MSAs and are consolidated; and 14 independent oncology practice locations that are under MSAs for limited management and administrative services but do not bear any direct operating costs.
We anticipate adding more TOI PC clinics and other managed practices in the future across our markets through acquisitions and through de novo clinic builds, and we are in constant discussion with payors and providers to enter new markets. We continually seek to evaluate our growth strategy and may continue to modify it in the future, and there can be no assurance that we will be able to successfully capitalize on growth strategies.
Our go-to-market strategy focuses on both payors and providers. This blend is important given the increasing penetration of non-traditional payors, such as Oscar and Bright HealthCare, and primary care risk models such as Agilon health and ChenMed LLC.
We believe that our existing payor relationships provide us leads on opportunities to enter new markets, and we often receive outreach from new management services organizations, health plans and risk bearing organizations. When evaluating a new market, we consider three primary factors:
1.the penetration and growth of Medicare Advantage and other value-based reimbursement models;
2.the presence of value-based primary care groups with whom we can partner to generate referrals and manage outcomes; and
3.how well oncology spend is currently managed in that market.

We believe that new markets we are focused on meet all of the above criteria and could provide us with significant opportunity to create value for patients, providers and payors.
We have multiple strategies we believe can achieve long term growth.
•Existing Market Contract Growth: Continue driving covered lives growth. Significant growth potential in existing markets can be achieved through expanding the scope of our services with existing partners and securing new contracts with new payors and independent practices. The addition of new de novo clinics and affiliated providers can drive additional growth. By continuing to build regional density in existing markets, we also have an opportunity to achieve efficiencies with increased scale.
•New Market Contract Growth: Our replicable operating model enables quick scaling in new markets. Oncology continues to be a key focus area for payors and providers, who are highly supportive of our entry into new markets. Our high priority markets have attractive market dynamics due to the high cost of oncology care in these geographies, the prevalence of risk-bearing organizations, and the presence of national payor partners who we collaborate with in existing markets. Our initial approach to value-based contracting in new markets is likely to be in the form of gain share contracts These new contracts, which will enable us to work with payors and risk-taking providers as they continue their shift to value-based care, are likely to produce lower revenue and profitability in the initial period as compared to full capitation. Once payors and risk-bearing providers in these new markets become comfortable with our ability to generate savings and better outcomes, we believe these contracts will shift to capitation.
•M&A Opportunities: Leveraging our existing pipeline and mergers and acquisition expertise can help us facilitate growth in both existing and new markets, allowing us to rapidly establish market presence. Once on-boarded, we can transition the affiliated practice to our value-based model, as well as expand and enhance the scope of services provided to patients by the affiliated practice, such as adding dispensary operations, managing clinical trials and access to our broad purchasing contracts. Independent oncologists continue to face multitude of challenges and our acquisition model offers a path for these oncologists to continue to practice in their community without the burdens of business building or administration, while at the same time working alongside a dynamic and growing organization at the forefront of value-based care. We look for acquisition targets where the practice is philosophically aligned with us in driving the shift to value-based care.
•Service Expansion: We can broaden scope and diversify service offerings, including ancillary and adjacent services focused on patient care and innovation and providing access to new oncology treatments being investigated in clinical trials that our affiliated practices manage. We have the potential to scale significantly faster with additional capital via new oncologist on-boarding and training, further technology investments, investments in ancillaries, and strategic acquisitions. In Q4 2021, we acquired our first radiation oncology practice, adding a new service line to our business.
Contracting Overview
At a time when many FFS healthcare organizations have been struggling due to the decrease in service volumes, our value-based capitation payments have allowed us to maintain our level of member care and prioritize member safety by incentivizing the provision of care in the most appropriate setting.
In 2021, over 50% of our patient service and dispensary revenues were derived from providing care for patients that are managed under capitated arrangements. Our remaining patient service and dispensary revenue comes from patients covered under traditional FFS arrangements.

We have focused our business on capitation arrangements and other types of value-based contracts, which we believe align provider incentives with both quality and efficiency of care. Under capitation arrangements, payors pay a fixed per member per month, or PMPM, amount for every plan member within a population assigned to us for oncology care.

Our affiliated providers are responsible for managing oncology care for this population based on a scope of medical services and drugs agreed upon by both parties. The PMPM rates for our capitation arrangements are determined based on our analysis of historical patient data and agreements with contractual partners. In new markets, this may require the TOI PCs to contract with both the health insurance company and their risk-bearing provider organization in order to service these members.
In addition to capitation-based arrangements, we continue to explore several other forms of value-based arrangements. Although many of these arrangements continue to be based on a FFS-based methodology, our affiliated providers are eligible to earn additional bonuses based on their ability to achieve oncology specific clinical and other quality of care based benchmarks. While these alternative value-based arrangements may not produce as much initial revenue on a PMPM basis as capitation, we believe this flexibility in contracting models will allow us to speed our expansion into new markets while preserving the value-based economics that are critical for our business’ growth and success.

Payor Relationships
Our ability to consistently attract patients across multiple geographic markets depends on our ability to contract with payors in each market. Depending on the market, payors can be delegated medical groups who are taking risk or insurance companies themselves. By opening clinics in locations where the TOI PCs currently manage the oncology care for a large number of insured Medicare, Commercial and Medicaid members, we believe we are creating net benefits for payors, as our affiliated providers are able to reduce unnecessary costs and improve patient care and experience. This also allows us to benefit from the value-based offerings already established by payors in the market, therefore not requiring us to single-handedly drive patient growth. Some of the biggest and most respected names in healthcare contract with the TOI PCs to provide oncology care to their members, including Anthem, CareMore Health, Heritage Provider Network and Optum Care. More than half of our revenue in 2021 was generated from value-based contracts where payors have made our affiliated providers their preferred or exclusive oncology group.
While our relationships with payors are very strong, we believe we have limited concentration risk as our largest customer by revenue in 2021 represented less than 20% of our revenue.
Provider and Clinic Capacity Growth
Our primary driver for growth in provider and clinic capacity is to create network adequacy to service members from payors with whom we have capitated or other value-based arrangements. For each market we currently operate in or are considering entering, we do a detailed assessment of the existing market landscape and determine the optimal approach to create the capacity we need given our payor relationships and pipeline of contracts. We can achieve capacity growth through multiple avenues, including practice acquisitions and de novo clinics. Practice acquisitions offer an opportunity to gain scale and market presence rapidly, while de novo clinics allow us to build out our network in a highly capital efficient manner. We believe both approaches can work in tandem to achieve optimal scale, network presence and speed to market. In addition, we have an active recruitment pipeline for providers to join our network and help us both manage patient load and grow the patient base.
We believe we have built a robust and data-driven approach to acquisitions, with a dedicated team to identify, assess and integrate physician practices into our network, and a strong pipeline of targets in both existing and new markets. We have invested in resources to continually add to our pipeline.
Clinic Structure, Staffing and Network Design
We have a standard clinic design and approach to staffing that has been refined over many years. Managed clinics typically range from 2,000 to 3,000 square feet with 3-4 providers (physicians and advanced practice providers) per clinic. We have flexibility around clinic size to allow us to establish smaller clinics and part time staffing in areas where needed to ensure the TOI PCs can meet network adequacy under existing payor contracts. We group our managed clinics in a similar geographic area into pods, with multiple pods in each market. We have operations teams managing our markets and pods allowing us to drive performance and scale efficiently.
Competition
The U.S. healthcare industry is generally highly competitive. We compete with large and medium-sized local and national providers of cancer care services, such as health system affiliated practices, for, among other things, contracts with payors, recruitment of physicians and other medical and non-medical personnel and patients. The closest competitors are traditional oncology physician practices, such as American Oncology Network, LLC, Florida Cancer Specialists & Research Institute, LLC, U.S. Oncology Network, Inc., and OneOncology, Inc. These organizations are predominantly reimbursed via FFS contracts, which we believe can often lead to over utilization of treatments that may be medically appropriate but often results in higher costs. Secondary competitors may include specialty benefit managers. These include companies such as AIM Specialty Health, eviCore Healthcare, Magellan Health, New Century Health, and Oncology Analytics, Inc. These benefit managers seek to change provider behavior by reviewing and authorizing treatment requests. The benefit manager model can produce incremental improvement in utilization, but the benefit managers are often unable to achieve results comparable to managed healthcare practices like ours. Furthermore, the benefit manager model frequently results in an antagonistic relationship with physicians who are operating in a traditional FFS-based practice. We distinguish ourselves from other managed oncology practices and specialty benefit managers in our ability to align incentives across the care continuum, including physicians and payors in delivering high quality care at lower costs, and we believe there are currently no other value-based oncology management companies of meaningful scale in the U.S.

We believe the principal competitive factors for serving the healthcare market for Medicare beneficiaries include: patient experience, quality of care, health outcomes, total cost of care, brand identity and trust in that brand. We believe we compete favorably on all these factors.
Government Regulation
Regulatory Licensing, Accreditation and Certification
Many states, including California, require regulatory approval, including licensure, accreditation and certification before establishing certain types of clinics offering certain professional and ancillary services, including the services we offer. The operations of our managed clinics are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, dispensing of prescription drugs, fire prevention, rate-setting and compliance with building codes and environmental protection. Our ability to operate profitably will depend in part on the ability of our managed clinics and doctors to obtain and maintain all necessary licenses, accreditation and other approvals, and maintain updates to their enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. In addition, certain ancillary services such as the provision of diagnostic laboratory testing require additional state and federal licensure and regulatory oversight, including oversight by CMS, under Clinical Laboratory Improvement Amendments of 1988, which requires all clinical laboratories to meet certain quality assurance, quality control and personnel standards, and comparable state laboratory licensing authorities, including for example, the California Department of Public Health. Our dispensary operations must also comply with applicable laws. Sanctions for failure to comply with applicable state and federal licensing, accreditation, certification and other regulatory requirements include suspension, revocation or limitation of the applicable authorization, significant fines and penalties and/or an inability to receive reimbursement from government healthcare programs and other third-party payors.
State Corporate Practice of Medicine and Fee-Splitting Laws
Our arrangements with the TOI PCs are subject to various state laws, including California, commonly referred to as corporate practice of medicine and fee-splitting laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment, and prohibiting the sharing of professional service fees with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance against us and/or the TOI PCs could lead to adverse judicial or administrative action, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, and/or restructuring of these arrangements.
Healthcare Fraud and Abuse Laws
We are subject to a number of federal and state healthcare regulatory laws that restrict certain business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti- kickback, false claims, self-referral and other healthcare fraud and abuse laws.
The federal Anti-Kickback Statute, or AKS, prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements. The AKS safe harbors for value-based arrangements require, among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of the safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and may be subject to greater scrutiny by enforcement agencies.
The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing designated health services, or DHS, from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Unlike the AKS, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral.
The Federal False Claims Act, or FCA, prohibits a person from knowingly presenting, or caused to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. The FCA further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual, a “whistleblower,” who is an original source of the allegations. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim.
Further, the Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to offering remuneration to a federal health care program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider.
Health Insurance Portability and Accountability Act of 1996 ("HIPAA") also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program, including California's anti-kickback statutes and the Physician Ownership and Referral Act of 1993.
Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/ or imprisonment.
Healthcare Reform
In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, in the United States, the Affordable Care Act (“ACA”), substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% payment reduction from April 1, 2022 to June 30, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
CMS, through the Centers for Medicare and Medicaid Innovation, or CMMI, has implemented or has announced plans to implement numerous demonstration models designed to test value-based reimbursement models, some of which are specifically focused on oncology services. For example, in 2016, CMS initiated the Oncology Care Model demonstration, which continues into 2022 and provides participating physician practices, including the TOI PCs that participate in this program, with performance-based financial incentives that aim to manage or reduce Medicare costs without negatively affecting the efficacy of care. In late 2019, CMS issued a request for information on the Oncology Care First model, a new voluntary model that, if implemented, would build on the Oncology Care Model. More recently, CMMI has announced plans to implement the Radiation Oncology Model, which would require radiotherapy providers in certain regions to participate in a prospective, episode-based payments model where payment is based on a patient’s diagnosis as opposed to the traditional volume-based FFS payment model. Although the Radiation Oncology Model was originally intended to begin on January 1, 2022, recent legislation delayed its implementation until January 1, 2023. There likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material impact on our business.

Further, healthcare providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, on April 5, 2021, healthcare providers and certain other entities became subject to information blocking restrictions pursuant to the Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information ("EHI"), except as required by law or specified by HHS as a reasonable and necessary activity.
Violations may result in penalties or other disincentives. It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business.
Federal and State Insurance and Managed Care Laws
Regulation of downstream risk-sharing arrangements, including, but not limited to, global risk and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and risk bearing organization ("RBOs") to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payors. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms and other new value-based reimbursement models. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of RBOs like the us and our affiliated providers. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. While these regulations have not had a material impact on our business to date, as we continue to expand, these rules may require additional resources and capitalization and add complexity to our business.
Privacy and Security
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission ["FTC"] Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of the TOI PCs. For example, HIPAA imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” that create, receive, maintain or transmit protective health information ("PHI") for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of protected health information, or PHI. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA in our use or disclosure of PHI.
Even when HIPAA does not apply, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
In addition, certain state laws, such as the California Consumer Privacy Act, or the CCPA and the California Privacy Rights Act of 2020, or the CPRA, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Intellectual Property
At present, we own no material intellectual property.
Legal Proceedings
From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Insurance
We maintain insurance, excess coverage, or reinsurance for property and general liability, professional liability, directors’ and officers’ liability, workers’ compensation, cybersecurity and other coverage in amounts and on terms deemed adequate by management, based on our actual claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage.
Employees and Human Capital Resources
As of December 31, 2021, we and TOI PCs collectively had approximately 658 employees, including approximately 86 oncologists and advanced practice providers. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.
Our goal is to provide top quality oncology care to our patients, and we view our human capital-related initiatives as essential to continuing to reach that goal. Such initiatives include: (i) implementing a robust talent acquisition approach, including through competitive pay and benefits, (ii) implementing programs to promote diversity and foster a sense of connection and community throughout our company, (iii) offering an array of opportunities for learning and development opportunities, and (iv) conducting annual employee engagement surveys and developing action plans based on the survey outcomes.
Properties
Our principal executive offices are located in Cerritos, California where we occupy a suite under a lease that expires in 2026. We use this facility for administration, billing and collections, technology and development and professional services.
We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations. As of December 31, 2021, we have leases for 53 clinics located in California, Arizona, Nevada and Florida. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
Availability of Information
We were originally incorporated in Delaware on November 19, 2019 as a special purpose acquisition company (f/k/a DFP Healthcare Acquisition Corp.). In November 2021, we consummated our business combination with TOI Parent, Inc. (the “Business Combination”). In connection with the closing of the Business Combination, TOI Parent, Inc. became our wholly owned subsidiary and we changed our name to The Oncology Institute, Inc. We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.

We also make available free of charge through our website, https://investors.theoncologyinstitute.com/, electronic copies of certain documents that we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, revenue, financial condition and results of operations. All dollar values are expressed in thousands, unless otherwise noted.
Risks Related to Our Business
Our growth strategy depends on our ability to build or acquire new TOI PC clinics to service our contracts and treat our patients.
Our business strategy is to grow rapidly by expanding our network of oncology care clinics and is significantly dependent our ability to open new TOI PC clinics in our existing markets, expand into new geographical locations through existing TOI PCs or affiliating with new professional entities that would become a TOI PC, recruit new patients and partner or contract with payors, existing medical practices or other healthcare providers to provide oncology care services. We seek growth opportunities both organically and through TOI PCs’ agreements with payors or other oncology care providers. Our ability to grow organically depends upon a number of factors, including our affiliated providers obtaining referrals for cancer patient care services, the TOI PCs entering into contracts with additional payors, identifying appropriate facilities, obtaining leases, completing internal build-outs of new facilities within proposed timelines and budgets and hiring care teams and other employees. We cannot guarantee that we will be successful in pursuing our growth strategy. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs.
Our growth strategy involves a number of risks and uncertainties, including that:
•the TOI PCs may not be able to successfully enter into contracts with local payors on terms favorable to us or at all. In addition, the TOI PCs compete for payor relationships with other potential players, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;
•through the TOI PCs, we may not be able to recruit or retain a sufficient number of new patients to execute our growth strategy, and we may incur substantial costs to recruit new patients and we may be unable to recruit a sufficient number of new patients to offset those costs;
•the TOI PCs may not be able to hire sufficient numbers of physicians and other staff and may fail to integrate our employees, particularly our medical personnel, into our care model;
•future value-based contracts may not be as favorable as current capitation contracts;
•when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate; and
•depending upon the nature of the local market, we may not be able to implement our business model in every local market that we enter, which could negatively impact our revenues and financial condition.
There can be no assurance that we will be able to successfully capitalize on growth opportunities, which may negatively impact our business model, revenues, results of operations and financial condition.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources.
Our organizational structure may become more complex as we improve our operational, financial and management controls, as well as our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We must effectively increase our headcount and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth and change, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain patients and employees.
In addition, as we expand our business, it is important that we continue to maintain a high level of patient service and satisfaction. As our patient base continues to grow, through the TOI PCs, we will need to expand our medical, patient services and other personnel, and our network of partners, to provide personalized patient service. If we are not able to continue to provide high quality medical care with high levels of patient satisfaction, our reputation, as well as our business, results of operations and financial condition could be adversely affected.
Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
For purposes of this annual report, we are not required to comply with the rules of the Securities and Exchange Commission to implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting. However, we are required to disclose changes made in our internal controls and procedures in upcoming quarterly reports and are required to assess our internal control over financial reporting pursuant to Section 404 in our next annual report. To date, we have identified deficiencies in our accounting and IT controls which we need to address with additional investments in personnel, processes and technology. Our management is preparing a plan to establish and strengthen controls which will be instituted in 2022 under the oversight of the Audit Committee. The plan is expected to involve hiring and training additional qualified personnel, performing detailed risk assessments in key process areas to identify risks, further document and implement control procedures to address the identified risks, and implement monitoring activities over such control procedures.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We have incurred net losses on an annual basis since our inception. We incurred net losses of $10,927 and $14,322 in 2021 and 2020. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest heavily in increasing our patient base, expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our patient services and the incurrence of indebtedness. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more patients. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our shareholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. As of the date of this annual report, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.
Adverse market conditions resulting from the spread of COVID-19 could materially adversely affect our business and the value of our Common Stock. Numerous state and local jurisdictions, including all markets where we operate, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions resulted in largely remote operations at our headquarters, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; restrictions on our business development activities due to potential payors or other entities we and the TOI PCs engage with limiting their corresponding business development efforts; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, the COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.
It is not currently possible to reliably project the direct impact of COVID-19 on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in our service areas as well as societal and governmental responses. Patients may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. This could have the effect of deterring healthcare costs that we will need to incur to later periods and may also affect the health of patients who defer treatment, which may cause our costs to increase in the future. Further, as a result of the COVID-19 pandemic, we may experience slowed growth or a decline in new patient demand. We also may experience increased internal and third-party medical costs as the TOI PCs and our affiliated providers provide care for patients suffering from COVID-19. This increase in costs may be particularly significant given the number of patients who are under capitation agreements. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.
While we resumed opening new clinics and continued normal clinic activity at existing managed clinics as of the third quarter of 2020, in the first nine months of 2020, in response to the COVID-19 pandemic, we temporarily moved the majority of our corporate teammates to work remotely at home. During the second quarter of 2020, we made operational changes and implemented safety policies at all of our managed clinics and corporate locations to minimize potential exposure to COVID-19. We have also implemented travel restrictions for non-essential business. If the COVID-19 pandemic worsens, especially in regions where we have offices or clinics, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees’ health and safety. Such measures could negatively affect our sales and marketing efforts, sales cycle, employee productivity, or customer retention, any of which could harm our financial condition and business operations.
As part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the U.S. Department of Health and Human Services, or HHS, distributed funding to healthcare providers to offset the impacts of the COVID-19 pandemic related expenses and lost revenues, also known as the Provider Relief Funds. Sources of relief include the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act, or the PPPHCE Act, and the Consolidated Appropriations Act, 2021, or the CAA. In addition, the CARES Act provides for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During 2021 and 2020, the Company obtained loans of $4,993 pursuant to the PPPHCE Act; $2,727 under the Accelerated and Advance Payment Program; and $2,001 from Provider Relief Funding under the CARES Act.
Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to the COVID-19 pandemic and will only reimburse health care related expenses or lost revenues that are attributable to the COVID-19 pandemic. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using the funds to reimburse expenses or losses that other sources are obligated to reimburse and fulfill audit and reporting requirements. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, other enacted stimulus legislation, or future measures, if any, and it is difficult to predict the impact of such measures on our operations or how they will affect operations of our competitors. Further, there can be no assurance that the terms of provider relief funding or other programs will not change or be interpreted in ways that affect the TOI PCs’ funding or eligibility to participate or the TOI PCs’ ability to comply with applicable requirements and retain amounts received. HHS’ interpretation of the underlying terms and conditions of such Provider Relief Funds, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of Provider Relief Funds may result in changes in our estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. We will continue to monitor compliance by us and the TOI PCs with the terms and conditions of the Provider Relief Funds, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. If we and the TOI PCs are unable to attest to or comply with current or future terms and conditions our ability to retain some or all of the distributions received may be impacted.
The COVID-19 pandemic could also cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their business, experience security incidents that impact our business, delay or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. Further, the COVID-19 pandemic has resulted in our employees and those of many of our vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, and our customers’ and vendors’ employees’, access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.
Our platform and the other systems or networks used in our business may experience an increase in attempted cyberattacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks and to leverage fears promulgated by the COVID-19 pandemic. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.
The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; and the effect on our partners and supply chains, all of which are uncertain and cannot be predicted. Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.
To the extent the COVID-19 pandemic, or another pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyberattacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.
Our services are concentrated in certain geographic areas and populations exposing us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions.
The TOI PCs’ membership remains concentrated in certain geographic areas in the United States. We have clinic locations in four states. As of December 31, 2021, the vast majority of the TOI PC members under capitation agreements were residents of California. In addition, during 2021, approximately 90% of our revenues were generated in California. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in the states in which we operate or any other geographic area where the TOI PCs’ membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Additionally, the geographic concentration of a significant portion of the TOI PCs’ membership may make them more vulnerable to events such as the COVID-19 pandemic.
If we are unable to attract new patients, our revenue growth will be adversely affected.
To increase our revenue, our business strategy is to expand the number of payor contracts entered into by the TOI PCs and clinic locations in our network. In order to support such growth, the TOI PCs must continue to win new contracts and retain or grow existing contracts with payors. We face competition from other oncology providers in the recruitment of potential patients. If the TOI PCs are unable to convince potential payors and patients of the benefits of our value-based system, or if potential or existing payors and patients prefer the care provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to grow organically and attract new patient referrals and payors for the TOI PCs. In addition, our growth strategy is dependent on payors electing to enter into capitation or other value-based arrangements and selecting the TOI PCs as their oncology provider. The TOI PCs’ inability to obtain new payor agreements and patient referrals and retain existing payors and patients, particularly those under capitation arrangements, would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.
We primarily depend on reimbursement by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.
The reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when the TOI PCs and our affiliated providers provide services to patients, we may from time to time experience delays in receiving the associated capitation payments or, for patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage or the services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. As described below, the TOI PCs are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional costs associated with raising capital. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay the TOI PCs’ reimbursement claims.
In addition, certain of our patients are covered under health plans that require the patient to cover a portion of their own healthcare expenses through the payment of copayments or deductibles. The TOI PCs may not be able to collect the full amounts due with respect to these payments that are the patient’s financial responsibility, or in those instances where physicians provide services to uninsured individuals. To the extent permitted by law, amounts not covered by third-party payors are the obligations of individual patients for which the TOI PCs may not receive whole or partial payment. Any increase in cost shifting from third-party payors to individual patients, including as a result of high deductible plans for patients, increases our collection costs and reduces overall collections, which we may not be able to offset such additional costs with sufficient revenue.
In response to the COVID-19 pandemic, the Centers for Medicare and Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. If regulations change to restrict the TOI PCs’ ability to or prohibit our affiliated providers from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.
With many of our value-based agreements, the TOI PCs assume some or all of the risk that the cost of providing services will exceed compensation. If we do not accurately predict the cost to deliver care, some of the TOI PCs’ value-based agreements could become less profitable, or unprofitable.
Approximately 26% of our revenue for 2021, was derived from fixed fees paid by payors under capitation agreements with the TOI PCs. While there are variations specific to each agreement, the TOI PCs generally contract with payors to receive a fixed fee per month for professional services and assume the financial responsibility for the specified medical oncology and related expenses of our patients. This type of contract is referred to as a “capitation” contract. To the extent that patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, the TOI PCs will not be able to increase the fee received under these risk agreements during their then-current terms and we could suffer losses with respect to such agreements.
Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the Medicare expenses of our patients may be outside of the TOI PCs control in the event that patients take certain actions that increase such expenses, such as unnecessary hospital visits.

Historically, the TOI PCs’ medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:
•the health status of patients;
•changes to oncology treatment guidelines which our affiliated providers follow;
•higher than expected utilization of new or existing healthcare services, drugs or technologies;
•an increase in the cost of healthcare services and supplies, whether as a result of inflation or otherwise;
•changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•increased costs attributable to provider and support staff compensation or providers with which the TOI PCs contract to provide care to patients;
•changes in the demographics of our patients and medical trends;
•contractual or claims disputes with providers, hospitals or other service providers within and outside a health plan’s network; and
•the occurrence of catastrophes, major epidemics or acts of terrorism.
•an increase in the cost of healthcare services and supplies, whether as a result of inflation or otherwise;
•changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•increased costs attributable to provider and support staff compensation or providers with which the TOI PCs contract to provide care to patients;
•changes in the demographics of our patients and medical trends;
•contractual or claims disputes with providers, hospitals or other service providers within and outside a health plan’s network; and
•the occurrence of catastrophes, major epidemics or acts of terrorism.
In addition, we are reliant on our customers under value-based contracts to provide us with data related to the population of patients for which we are at risk. This data, in particular, which relates to membership eligibility, is subject to frequent changes, omissions and errors which we cannot control. We work closely with our customers to reconcile this data, but we cannot be certain of the accuracy of this data. If we underestimate or do not correctly predict the cost of the oncology care the TOI PCs provide to patients, the TOI PCs might be underpaid for the care that must be provided to our patients, which could have a negative impact on our results of operations and financial condition.

There are significant risks associated with estimating the amount of revenue that is recognize under TOI PCs’ risk agreements with health plans, and if our estimates of revenue are materially inaccurate, it could impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.
There are significant risks associated with estimating the amount of revenues that is recognize under the TOI PCs’ risk agreements with health plans in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for our patients, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor recoupments typically continue to occur for up to three years and longer after services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.

A significant portion of our consolidated Patient Services revenue is derived from a limited number of health insurance, Independent Practice Associations, or IPAs and medical group companies. Those payors could take action to remove, exclude, delay, or otherwise prevent the inclusion of the TOI PCs in their provider networks.
Our operations are dependent on a concentrated number of payors with whom the TOI PCs contract to provide services to patients. We generally manage the TOI PCs’ payor contracts on a state by state basis, entering into a separate contract in each state with the local affiliate of the relevant payor such that no one local payor contract accounts for a majority of our collective revenue. Regal Medical Group accounted for a total of approximately 17% of the Patient Services revenue for the year ended December 31, 2021. No other non-government payor accounted for more than 10% of the Patient Services revenue in 2021. We believe that a majority of the TOI PCs’ revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with the TOI PC or the individual TOI PC physicians credentialed by them upon the occurrence of certain events. The sudden loss of any of the TOI PCs’ payor partners, or the renegotiation of any of the TOI PCs’ payor contracts, could adversely affect our operating results. In the ordinary course of business we engage in active discussions and renegotiations with payors in respect of the services the TOI PCs provide and the terms of the TOI PCs’ payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of the payors may seek to renegotiate or terminate their agreements with the TOI PCs. These discussions could result in reductions to the fees and changes to the scope of services contemplated by the original payor contracts and consequently could negatively impact our revenues, business and prospects.
Because we rely on a limited number of payors for a significant portion of the TOI PCs’ revenues, we depend on the creditworthiness of these payors. The payors are subject to a number of risks including reductions in payment rates from governmental programs, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of the TOI PCs’ payor partners declines, our financial results could be impacted. Should one or more of the TOI PCs’ significant payor partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income.
Although the TOI PCs have long-term contracts with many payors, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by the TOI PCs and our affiliated providers, subject to certain conditions. Certain of the payor contracts are terminable immediately upon the occurrence of certain events. Certain of the payor contracts may be terminated immediately by the partner if the TOI PCs lose applicable licenses, go bankrupt, lose its liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a payor were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or become subject to exclusion, suspension or debarment from state or federal government authorities, the TOI PC’s contract with such payor could in effect be terminated. In addition, certain of the payor contracts may be terminated immediately if a TOI PC becomes insolvent or file for bankruptcy. If any of the contracts with the TOI PCs’ payors is terminated, the TOI PCs may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results.
A significant portion of sales are from prescription drug sales reimbursed by a limited number of pharmacy benefit management companies with which TOI PCs contract. Those pharmacy benefit management companies could take action to remove, exclude, delay or otherwise prevent the inclusion of the TOI PCs in their provider networks.
There is currently significant concentration in the U.S. healthcare industry, and in particular there are a limited number of pharmacy benefit managers, or PBMs, and a limited number of national pharmacy chains. CVS Caremark, OptumRx and Express Scripts together accounted for approximately 75% of our dispensary revenue in 2021. If the TOI PCs are unable to retain favorable contractual arrangements with PBMs, including any successor PBMs should there be further consolidation of PBMs, the negotiated rates provided by such PBMs may become less competitive, which could have an adverse impact on the TOI PCs’ ability to provide prescription drugs at the capitated rates negotiated with the payors with whom the TOI PCs contract to provide such drugs to patients. This could be exacerbated by further consolidation of PBMs or pharmacy chains. Specifically, PBMs have instituted Direct and Indirect Remuneration, or DIR, fees, which reduce the reimbursement for drugs dispensed by the TOI PCs. The impact of these fees in future is uncertain, and our ability to negotiate with PBMs on DIR fees is limited. In addition, PBMs could at any time change their contracting and/or credentialing requirements, the effect of which could prohibit the TOI PCs from billing for prescription drugs dispensed by the TOI PCs. If such changes, individually or in the aggregate, are material, they would have an adverse effect on our business, results of operations and financial condition.

Reductions in government reimbursement rates or changes in the rules governing government healthcare program could have a material adverse effect on our financial condition and results of operations.
The TOI PCs receive a significant portion of revenue directly from Medicare, which accounted for approximately 14% of our Patient Services revenue in 2021. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of Medicare Advantage, are themselves reimbursed by Medicare for the services the TOI PCs provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses the TOI PCs for patient care services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins.
In addition, CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes that could adversely affect our business include:
•administrative or legislative changes to rates or the bases of payment;
•limits on the services or types of providers for which Medicare will provide reimbursement;
•changes in methodology for patient assessment and/or determination of payment levels;
•the reduction or elimination of annual rate increases; or
•an increase in co-payments or deductibles payable by beneficiaries.
There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income, as well as future growth opportunities. For example, although the Congressional Budget Office (“CBO”) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 36 million by 2027. Although Medicare Advantage enrollment has increased significantly over the past decade, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2020, CMS announced an average increase of 2.53%; and for 2021, 1.66%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to our business.
According to the Kaiser Family Foundation, or KFF, Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2021, the KFF reported that three payors together accounted for more than half of Medicare Advantage enrollment and six firms accounted for nearly 70% of covered lives. Consolidation among Medicare Advantage plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Moreover, the Medicaid program and its reimbursement rates and policies are subject to frequent change. By way of example, Medi-Cal recently implemented a new policy regarding reimbursement for pharmacy services. Although the policy was not intended to change the manner in which physician-administered drugs billed under the medical benefit are reimbursed, certain Medi-Cal managed care plans nevertheless began to transition these claims to be payable as a pharmacy benefit and exclude coverage of prescription drugs formerly available through the medical benefit or direct their subcontractors or network providers to no longer bill for prescription drugs through their medical claims. The California Department of Health Care Services, or DHCS, later issued clarifying guidance which instructed Medi-Cal managed care plans to ensure all medically necessary prescription drugs administered in an outpatient office or clinic setting by a health care professional continue to be available through the medical benefit, even though some may be available as a pharmacy benefit. In addition, during the COVID-19 public health emergency, DHCS has delayed the processing of Medi-Cal annual redeterminations and delayed discontinuances and negative actions for Medi-Cal and other state and county healthcare programs. In the event that DHCS resumes processing such redeterminations, discontinuances and negative actions and some of our patients lose their coverage under those programs as a result, the TOI PCs could experience a reduction in membership, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Any reductions in reimbursement rates or the scope of services, including pharmacy services, rendered by the TOI PCs being reimbursed could have a material, adverse effect on our financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating expenses. Additionally, any delay or default by the government in making Medicare or Medicaid reimbursement payments to the TOI PCs or any reduction in patients eligible for such programs could materially and adversely affect our business, financial condition and results of operations.
We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition or results of operations.
The impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. By way of example, the ACA, which was enacted in 2010, made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured populations of the United States.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% payment reduction from April 1, 2022 to June 30, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect consumer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.
Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payers by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payers seek to offset these increases by reducing costs in other areas.
Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.
The transition from volume to value-based reimbursement models may have a material adverse effect on our operations.
Healthcare reform is causing some payors to transition from volume to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. While these models may provide us with opportunities to provide new or additional services and to participate in incentive- based payment arrangements, there can be no assurance that such new models and approaches will be profitable to us or the TOI PCs. Further, new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate solutions or support to the TOI PCs, and we do not fully know the amount and timing for return of such investment at this time. In addition, some of these new models are being offered as pilot programs and there is no assurance that they will continue or be renewed. Many states in which these new value-based structures are being developed also lack regulatory guidance or a well-developed body of law for these new models and approaches, or may not have updated their laws or enacted legislation yet to reflect the new healthcare reform models. As a result, new and existing laws, regulations or guidance could have a material adverse effect on our operations and could subject us to the risk of restructuring or terminating our arrangements with the TOI PCs, as well as the risk of regulatory enforcement, penalties and sanctions, if state and federal enforcement agencies disagree with our interpretation of these laws.
CMS, through the Centers for Medicare and Medicaid Innovation, or the CMMI, has implemented or has announced plans to implement numerous demonstration models designed to test value-based reimbursement models, some of which are specifically focused on oncology services. For example, in 2016, CMS initiated the Oncology Care Model, or OCM demonstration, which continues into 2022 and provides participating physician practices with performance-based financial incentives that aim to manage or reduce Medicare costs without negatively affecting the efficacy of care. We currently participate in the OCM program. In late 2019, CMS issued a request for information on the Oncology Care First model, a new voluntary model that, if implemented, would build on the Oncology Care Model. While the extent to which these models may impact our business is uncertain and will depend on future developments, such models may materially reduce Medicare reimbursement levels for our services or TOI PCs’ services and could have a material adverse effect on our results of operations and financial condition.
Changes in the payor mix of patients and potential decreases in reimbursement rates as a result of consolidation among plans could adversely affect our revenues and results of operations.
The amounts the TOI PCs receive for services provided to patients are determined by a number of factors, including the payor mix of patients and the reimbursement methodologies and rates utilized by our patients’ plans. Our Patient Services revenue consists of both capitation and fee-for-service agreements held by the TOI PCs. Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide the TOI PCs with an opportunity to capture any additional surplus created by applying our care model. Under a capitation plan, the TOI PCs receive a fixed fee PMPM for services. Under a fee-for-service payor arrangement, the TOI PCs collect fees directly from the payor as services are provided. Our Patient Services revenue accounted for approximately 60% of total revenue for the year ended December 31, 2021. A significant decrease in the number of capitation or FFS arrangements held by the TOI PCs could adversely affect our revenues and results of operation.
The healthcare industry has also experienced a trend of consolidation, resulting in fewer but larger payors that have significant bargaining power, given their market share. Payments from payors are the result of negotiated rates. These rates may decline based on renegotiations and larger payors have significant bargaining power to negotiate higher discounted fee arrangements with healthcare providers. As a result, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided through capitation agreements.
We face significant competition from other healthcare services providers. Our failure to adequately compete could adversely affect our business.
We and the TOI PCs compete directly with national, regional and local providers of healthcare for patients and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Other companies could enter the healthcare industry in the future and divert some or all of our business. If we expand to other geographies, we expect competition may change based on a number of factors, including the number of competing oncology care facilities in the local market and the types of services available at those facilities, our local and the TOI PCs reputation for quality care of patients, the commitment and expertise of the TOI PCs medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our managed clinics, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing oncology care providers may also offer larger facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures at our managed clinics to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-

party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which the TOI PCs have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.
Competition for physicians and nurses, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.
Our operations are dependent on the efforts, abilities and experience of the TOI PCs’ physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other oncology practices, in attracting physicians, nurses and medical staff to support our managed clinics, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our managed clinics and in the TOI PCs contracting with payors in each of our markets. In some markets, the lack of availability of clinical personnel has become a significant operating issue facing all healthcare providers. This shortage may require us and the TOI PCs to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.
If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Any union activity at our managed clinics that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of our employees or the employees of the TOI PCs are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel for the TOI PCs, or to control our collective labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.
Because competition for qualified personnel is intense, we may not be able to attract and retain the highly skilled employees we need to execute our business strategies and growth plans.
To execute on our growth plan, we and the TOI PCs must attract and retain highly qualified personnel. Competition for highly qualified personnel is intense, especially for physicians and other medical professionals who are experienced in providing oncology care services. We and the TOI PCs have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies and healthcare providers with which we compete for experienced personnel have greater resources than we have. If we and the TOI PCs hire employees from competitors or other companies or healthcare providers, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources.
As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our stock options and other equity awards, or by other compensation arrangements, may not be as effective as in the past. As such, we may not be successful in continuing to attract and retain qualified personnel. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (including during the ongoing COVID-19 pandemic). If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
If we are unable to provide consistently high quality of care, our business will be adversely impacted.
Our business is dependent upon the TOI PCs and our affiliated providers providing high-quality care to our patients. In particular, our ability to attract and retain patients and patient referrals dependent upon providing cost effective, quality patient care that meets or exceeds our patients’ and payors’ expectations. We depend on third parties for certain of our patient care needs. If we or the TOI PCs fail to provide service that meets our patients’ and payors’ expectations, we may have difficulty retaining or growing our patient base, which could adversely affect our business, financial condition and results of operations.
We expect the importance of high-quality patient experience to increase as we, through the TOI PCs, expand our business and pursue new lives served. Any failure to maintain high-quality patient experience, or a market perception that we do not maintain high-quality care, could harm the reputation of us and our affiliated providers and our ability to grow the number of lives served, and our business, results of operations, and financial condition. Additionally, as the number of lives served by the TOI PCs in our managed clinics grows, we will need to hire additional personnel to provide quality care at scale. If we and the TOI PCs are unable to provide such care, our business, results of operations, financial condition, and reputation could be harmed.
If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs purchased or if we are unable to effectively access new technology or superior products, it could negatively impact the ability of the TOI PCs to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The TOI PCs have significant drug suppliers that may be the sole or primary source of products critical to the services the TOI PCs provide, or to which we have committed obligations to make purchases, sometimes at particular prices. Approximately 78% of the TOI PCs’ total costs are related to drug purchases, including both oral and chemotherapy drugs, for the year ended December 31, 2021. If any of these suppliers do not meet the TOI PCs’ needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that the TOI PCs purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we and the TOI PCs could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We depend on our information technology systems, and those of our third-party vendors, contractors and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations.
Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our patients, support our care teams and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our patients and care teams and hinder our ability to provide services, establish appropriate pricing for services, retain and attract patients, manage our patient risk profiles, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.
Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate patient needs and expectations, enhance the patient experience, act as a differentiator in the market and protect against cybersecurity risks and threats. We believe our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion.
Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal information and our and our third-party service providers’ information technology systems could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we and our third party service providers rely. As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of our information technology systems or infrastructure, or those of our third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of our employee, representative, customer, vendor, consumer and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property. We and certain of our service providers are from time to time, subject to cyberattacks and security incidents, and we cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if we suffer a material loss or disclosure of health-related or other personal or confidential information as a result of a breach of our information technology systems, including those of our third-party service providers, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents. Further, our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.

We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.
We and the TOI PCs may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain patients or geographies, all of which could negatively impact our geographical expansion and revenue growth. The TOI PCs may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts the attention of management and our affiliated providers from our business.
The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our common stock.
Furthermore, our business exposes the TOI PCs and our affiliated providers to potential medical malpractice, professional negligence or other related actions or claims that are inherent in the provision of healthcare services. These claims, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management and our affiliated providers from our core business, harm our reputation and adversely affect the TOI PCs’ ability to attract and retain patients, any of which could have a material adverse effect on our business, financial condition and results of operations.
Although the TOI PCs and our affiliated providers maintain third-party professional liability insurance coverage, it is possible that claims against them may exceed the coverage limits of their insurance policies. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which the TOI PCs and our affiliated providers are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our collective business, financial condition and results of operations. In addition, any professional liability claim brought against the TOI PCs or our affiliated providers, with or without merit, could result in an increase of their professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage on behalf of the TOI PCs and our affiliated providers in the future on terms acceptable to us or at all. If costs of insurance and claims increase, then our collective earnings could decline.

Some jurisdictions preclude the TOI PCs from entering into non-compete agreements with physicians, and other non-compete agreements and restrictive covenants applicable to certain physicians and other clinical employees may not be enforceable.
The TOI PCs have employment contracts with physicians and other health professionals in many states. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non- compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit the TOI PCs from using non-competition covenants with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. There can be no assurance that the TOI PCs’ non-compete agreements related to physicians and other health professionals will be found enforceable if challenged in certain states. In such event, the TOI PCs would be unable to prevent physicians and other health professionals formerly employed by the TOI PCs from competing with us, potentially resulting in the loss of some of our patients.
Current and future acquisitions may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.
As part of our growth strategy, we may pursue acquisitions of oncology and other physician practices and services. These acquisitions may involve significant cash expenditures, debt incurrence, additional operational losses and expenses, and compliance risks that could have a material adverse effect on our financial condition and results of operations. We may not be able to successfully integrate the acquired businesses into ours and the TOI PCs, and therefore, we may not be able to realize the intended benefits from an acquisition. These acquisitions could result in difficulties integrating acquired operations, technologies, and personnel into our business. Such difficulties may divert significant financial, operational, and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We and the TOI PCs may fail to retain employees or patients acquired through these acquisitions, which may negatively impact the integration efforts. These acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.
In addition, these acquisitions involve risks that the acquired businesses will not perform in accordance with expectations; that we may become liable for unforeseen financial or business liabilities of the acquires businesses, including liabilities for failure to comply with applicable healthcare regulations; that the expected synergies associated with acquisitions will not be achieved; and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, which could have a material adverse effect on our financial condition and results of operations.
If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.
We may not be able to protect our trade secrets, know-how and other internally developed information adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business to protect our internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know- how and other internally developed information.
We conduct some clinical trials in contract with the ICRI. If we fail to perform our clinical trial services in accordance with contractual requirements, government regulations and ethical considerations, we could be subject to significant costs or liability and our reputation could be adversely affected.
The ICRI, contracts with biotechnology and pharmaceutical companies to perform services to assist them in bringing new drugs and biologics to market. ICRI’s services include monitoring clinical trials, laboratory analysis, electronic data capture, patient recruitment, data analytics, technology solutions, and other related services. Such services are complex and subject to contractual requirements, government regulations, and ethical considerations. ICRI’s services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trial process. In the United States, clinical development services must be performed in compliance with applicable laws, rules and regulations enforced by the United States Food and

Drug Administration, or FDA, including Good Clinical Practice, or GCP, requirements, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials.
If ICRI fails to perform services in accordance with these requirements, regulatory authorities may take action against ICRI. Such actions may include injunctions or failure to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in ICRI’s studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages, or fines. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could harm ICRI’s reputation and cause customers not to award ICRI future contracts or to cancel existing contracts. Clients may also bring claims against ICRI for breach of ICRI’s contractual obligations and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against ICRI. Any such action could have a material adverse effect on our results of operations, financial condition, and reputation.
Negative publicity regarding the managed healthcare industry generally could adversely affect our results of operations or business.
Negative publicity regarding the managed healthcare industry generally, or the MA program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:
•requiring us to change our products and services;
•increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which the TOI PCs provide services and increase our costs of providing services;
•adversely affecting our ability to market the TOI PCs products or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to MA enrollees; or
•adversely affecting our ability to attract and retain patients.
Our managed clinics may be negatively impacted by weather and other factors beyond our control.
Our results of operations may be adversely impacted by adverse conditions affecting our managed clinics, including severe weather events such as hurricanes and flooding, natural disasters such as earthquakes and forest fires, public health concerns such as contagious disease outbreaks, violence or threats of violence or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and care teams, or force certain of our managed clinics to close temporarily. Our future operating results may be adversely affected by these and other factors that disrupt the operation of our managed clinics.
Risks Related to TOI’s Regulatory Environment
We are dependent on our relationships with the TOI PCs, which are affiliated professional entities that we do not own, to provide healthcare services, and our business would be harmed if those relationships were disrupted or if our arrangements with the TOI PCs become subject to legal challenges.
Our contractual relationships with the TOI PCs may implicate certain state laws that generally prohibit non-professional entities from providing licensed medical services or exercising control over licensed physicians or other healthcare professionals (such activities generally referred to as the “corporate practice of medicine”) or engaging in certain practices such as fee-splitting with such licensed professionals. The interpretation and enforcement of these laws vary significantly from state to state. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state boards of medicine, state attorneys general and other parties may assert that, despite the agreements through which we operate, we are engaged in the provision of medical services and/or that our arrangements with the TOI PCs constitute unlawful fee- splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee-splitting is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with the TOI PCs to bring our activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage physicians and other healthcare professionals from providing clinical services to members of the health plans with whom we contract.
Our managed clinics and the TOI PCs providing professional services at such clinics may become subject to medical liability claims, which could have a material adverse impact on our business.
Our business entails the risk of medical liability claims against us, the TOI PCs and their clinicians. Although we, the TOI PCs and their clinicians carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our and our clinicians’ insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our clinicians, our affiliated practices or to us in the future at acceptable costs or at all.
Any claims made against us or the TOI PCs that are not fully covered by insurance could be costly to defend, result in substantial damage awards against us and divert the attention of our management and the TOI PCs from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.
If there is a change in accounting standards by the Financial Accounting Standards Board ("FASB") or the interpretation thereof affecting consolidation of entities, it could have a material adverse effect on our consolidation of total revenues derived from the TOI PCs.
Our financial statements are consolidated in accordance with applicable accounting standards and include the accounts of our subsidiaries and the TOI PCs, which we manage under long-term management services agreements but are not owned by us. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide us any control over the medical or clinical affairs of the TOI PCs. In the event a change in accounting standards promulgated by FASB or in interpretation of its standards, or if there is an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain present agreements or arrangements with the TOI PCs, we may not be permitted to continue to consolidate the total revenues of such practices.
Our managed clinics and the TOI PCs may be subject to third-party payor audits, which, if adversely determined against us or the TOI PCs, may have a material effect on our results of operations and financial condition.
As a result of the TOI PCs participation in the Medicare and Medicaid programs, our managed clinics and the TOI PCs are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:
•refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•temporary suspension of payment for new patients to the facility or agency;
•decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;
•self-disclosure of violations to applicable regulatory authorities;
•damage to our reputation;
•the revocation of a facility’s or agency’s license; and
•loss of certain rights under, or termination of, our contracts with payors.
We have in the past and will likely in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

We are subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits, investigations, lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.
The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships and arrangements with healthcare providers and vendors, our marketing activities and other aspects of our operations. Of particular importance are:
•the federal Anti-Kickback Statute, or AKS, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal physician self-referral law, the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or DHS if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS;
•the FCA, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
•the Civil Monetary Penalties Law, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider. We may also be subject to civil monetary penalties and other sanctions under the statute if we or the TOI PCs hire or contract with any individuals or entities that are or become excluded from government healthcare programs, for the provision of items or services for which payment may be made under such programs;
•the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;
•laws that regulate debt collection practices;
•a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose, or refund known overpayments;
•federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs and, in some cases, to re-enroll in these programs when changes in direct or indirect ownership occur; and
•federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants in certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants; and
•Medicare and Medicaid regulations, manual provisions, local coverage determinations, national coverage determinations and agency guidance imposing complex and extensive requirements upon healthcare providers.
The laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that a government authority will find that we or the TOI PCs are in compliance with all such laws and regulations that apply to our business. Further, because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of the business activities undertaken by us or the TOI PCs could be subject to challenge under one or more of these laws, including, without limitation, our patient assistance programs that waive or reduce the patient’s obligation to pay copayments, coinsurance or deductible amounts owed for the services we provide to them if they meet certain financial need criteria. If our or the TOI PCs’ operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. In addition, any action against us or the TOI PCs for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity, or otherwise experience a material adverse impact on our business, results of operations, financial condition, cash flows, reputation as a result.
If any of our managed clinics or TOI PCs lose their regulatory licenses, permits and/or accreditation status, or become ineligible to receive reimbursement under Medicare or Medicaid or other third-party Payors, there may be a material adverse effect on our business, financial condition, cash flows, or results of operations.
The operations of our managed clinics through the TOI PCs are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, dispensing of prescription drugs, fire prevention, rate-setting and compliance with building codes and environmental protection. Our managed clinics and TOI PCs are also subject to extensive laws and regulation relating to facility and professional licensure, conduct of operations, including financial relationships among healthcare providers, Medicare and Medicaid fraud and abuse and physician self-referrals, and maintaining updates to the TOI PCs’ enrollment in the Medicare and Medicaid programs, including addition of new clinic locations, providers and other enrollment information. Our managed clinics and TOI PCs are subject to periodic inspection by licensing authorities and accreditation organizations to assure their continued compliance with these various standards. There can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our managed clinics or TOI PCs be found to be noncompliant with these requirements, we could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose our licensure or Medicare and/or Medicaid certification or accreditation so that we or the TOI PCs are unable to receive reimbursement from such programs and possibly from other third-party payors, any of which could materially adversely affect our business, financial condition, cash flows or results of operations.
If we or the TOI PCs fail to comply with applicable data interoperability and information blocking rules, our consolidated results of operations could be adversely affected.
The 21st Century Cures Act (the “Cures Act”), which was passed and signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In March 2020, the HHS Office of the National Coordinator for Health Information Technology, or ONC, and CMS finalized and issued complementary rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS- regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces, or APIs, that connect to provider electronic health record systems, or EHRs. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, or HIEs/HINs, and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, or EHI, also known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.

Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.
We and the TOI PCs collect, receive, generate, use, process, and store significant and increasing volumes of sensitive information, such as employee, individually identifiable health information and other personally identifiable information. We and the TOI PCs are subject to a variety of federal and state laws and regulations, as well as contractual obligations, relating to the collection, use, storage, retention, security, disclosure, transfer, return, destruction and other processing of personal information, including health- related information. Enforcement actions and consequences for noncompliance with such laws, directives and regulations are rising, and the regulatory framework for privacy, data protection and data transfers is complex and rapidly evolving and is likely to remain uncertain for the foreseeable future.
In the United States, numerous such federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations, including those that govern the collection, use, disclosure, and protection of health-related and other personal information, could apply to our operations or the operations of the TOI PCs. For example, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, which we refer to collectively as HIPAA, imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities. HIPAA requires covered entities, such as the TOI PCs, and business associates, such as us, to develop and maintain policies with respect to the protection of, use and disclosure of protected health information, or PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a data breach.
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, or PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
Numerous other state and federal laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, security and processing of personal information, including health-related information, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In addition, these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and may be subject to varying interpretations by courts and government agencies. Laws in all 50 states and other United States territories require businesses to provide notice to individuals whose personal information has been disclosed as a result of a data breach. Such laws are not always consistent, and compliance in the event of a widespread data breach is costly and may be challenging.
States are also constantly amending existing laws, requiring attention to frequently changing requirements, and we expect these changes to continue. For example, in June 2018, California enacted the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020, and, among other things, requires covered companies to provide disclosures to California consumers, and affords such consumers certain data protection rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information that may increase data breach litigation. While the CCPA includes certain exceptions for health-related information, including PHI, it still may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
As required by certain laws, we publicly post documentation regarding our privacy practices concerning the collection, processing, use and disclosure of certain data. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. In addition, although we endeavor to comply with our published policies and documentation, individuals could allege we have failed to do so, or we may at times actually fail to do so despite our efforts. Any failure by us, our third-party service providers or other parties with whom we do business to comply with this documentation or with laws or regulations applicable to our business could result in proceedings against us by governmental entities or others.
In addition, the Federal Trade Commission, or the FTC, expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Our failure to take any steps perceived by the FTC as appropriate to protect consumers’ personal information may result in claims by the FTC that we have engaged in unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices for alleged privacy, data protection and data security violations.
In addition to government regulation, privacy advocates and industry groups may propose self- regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. We expect that there will continue to be new proposed laws and regulations concerning privacy, data protection, and information security, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, standards, contractual and other obligations relating to privacy and data protection are still uncertain and changing, it is possible that these laws, standards, contractual and other obligations may be interpreted and applied in a manner that is inconsistent with our data management practices, our privacy, data protection or data security policies or procedures or the features of our technology. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our technology, any of which could adversely affect our business. We may be unable to make such changes or modifications in a commercially reasonable manner, or at all, and our ability to develop new software or provide new services could be limited. Any inability to adequately address privacy, data protection or information security-related concerns, even if such concerns are unfounded, or to successfully negotiate privacy, data protection or information security- related contractual terms with customers, or to comply with applicable laws and regulations, or our policies relating to privacy, data protection, and information security, could result in additional cost and liability to us, harm our reputation and brand, and adversely affect our business, financial condition and results of operations.
We and our TOI PCs are subject to federal, state and local laws and regulations that govern our business. These include regulations of our employment practices, including minimum wage, living wage, and paid time-off requirements, permitting and licensing, employee health and safety and the storage, treatment and disposal of waste. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our expenses, could adversely impact our operations.
We and the TOI PCs are required to comply with all applicable federal, state and local laws and regulations related to the operation of our business. These regulations include regulations governing the TOI PCs’ dispensary services, the construction, the use of our managed clinics and the treatment of hazardous waste or drug products. Changes in regulations or new regulations could increase our costs, cause the TOI PCs to lose licenses or accreditations or otherwise harm our business or the business of the TOI PCs.
We and the TOI PCs are required to comply with all applicable federal, state and local laws and regulations relating to employment, including occupational safety and health requirements, wage and hour and other compensation requirements, employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws requirements, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business.

We may not be able to utilize a portion of our NOLs to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our net income and cash flows.
As of December 31, 2021, we had federal income tax NOLs of approximately $44,077 and state income tax NOLs of approximately $42,281 available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Code or otherwise. The federal NOLs will be carried forward indefinitely and the state NOLs begin expiring after 2040. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use is pre-ownership change NOLs to offset its post-ownership change income may be limited. We are in the process of completing an analysis to determine whether the Business Combination resulted in an ownership change to determine if there is a limitation on pre-ownership NOLs. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If it is determined that an ownership change has occurred as a result of the Business Combination or we undergo an ownership change in the future, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. The deferred tax asset associated with the Company’s federal and state net operating losses are fully offset by a valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
Future changes to applicable tax laws and regulations and/or their interpretation may have an adverse effect on our business, financial condition and results of operations. Tax rules and regulations are subject to interpretation and require judgment by us that may be successfully challenged by the applicable taxation authorities upon audit, which could result in additional tax liabilities.
Changes in tax laws or their interpretation could decrease the amount of revenues we receive, the value of any tax loss carry-forwards and tax credits recorded on our balance sheet and the amount of our cash flow, and adversely affect our business, financial condition or results of operations. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, other changes in the apportionment of our income, and changes in tax rates, could also increase our future effective tax rate.
In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and its diverse set of business arrangements is often open to interpretation, and can require us to take positions regarding the interpretation of applicable rules or the valuation of its assets that are subject to material uncertainty. Significant management judgment is required in determining our provision for taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The tax authorities could challenge our interpretation of laws, regulations and treaties or the positions that it has taken regarding the valuation of its assets, resulting in additional tax liability or adjustment to our income tax provision.
Our tax filings are subject to review or audit by various taxing authorities. As discussed above, we exercise significant judgment in determining our provision for taxes and, in the ordinary course of our business, there may be transactions and calculations where the proper tax treatment is uncertain. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could have a material adverse effect on our business, financial condition, results of operations and cash flows.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are unable to predict what changes will occur and, if so, the ultimate impact on its business. To the extent that such changes have a negative impact on us, they may materially and adversely impact its business, financial condition, results of operations and cash flows.

Risks Related to Our Financial Condition
If we were required to write down all or part of our goodwill our net earnings and net worth could be materially adversely affected.
Goodwill represents a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, we are required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $26,626 and $14,227 of goodwill recorded on its Consolidated Balance Sheets at December 31, 2021 and 2020, respectively. It is not possible at this time to determine if there will be any future impairment charge, or if there is, whether such charges would be material.
We may need additional capital to fund its operations and finance its growth, and we may not be able to obtain it on acceptable terms, or at all, which may limit its ability to grow.
Our ability to maintain its operations and grow in existing and new markets may require additional capital, particularly if we were to accelerate its acquisition and expansion plans. Financing may not be available or may be available only on terms that are not favorable. If we are unable to obtain funds on acceptable terms, it may have to delay or abandon some or all of its growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of the Common Stock.
Risks Related to Our Securities
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment.
As an active market for our common stock continues to develop, the trading price of our common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our common stock and our common stock may trade at prices significantly below the price you paid for it. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.
Factors affecting the trading price of our Common Stock may include:
•the COVID-19 pandemic;
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning TOI or the healthcare industry in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•changes in laws and regulations affecting our business;
•our ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving us;
•inability to quickly remediate material weaknesses or the continued identification of material weaknesses;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Common Stock available for public sale, including pursuant to the effective resale registration statement that we have filed;

•any major change in our board of directors or management;
•sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our Common Stock, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of TOI as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable to us after the Business Combination. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.
We will continue to incur significant increased expenses and administrative burdens as a result of being a public company, which could have a material adverse effect on our business, financial condition and results of operations.
We will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 when applicable to us, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities We had not undertaken prior to the Business Combination. In addition, additional expenses associated with SEC reporting requirements will continue to be incurred. We have and will continue to incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Furthermore, certain of the key personnel of we may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Certain of our management has limited experience in operating a public company.
Certain of our executive officers and certain directors have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
Because we have no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.
We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.
Our warrants may have an adverse effect on the market price of our Common Stock.
Simultaneously with the closing of its IPO, DFP Healthcare Acquisitions Corp., issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Common Stock at $11.50 per share. As of December 31, 2021, there were 3,177,542 private placement warrants outstanding. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.
The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.
We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we plan to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on- pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700,000 as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1,070,000 or more during such fiscal year, (iii) the date on which we have issued more than $1,000,000 in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in the IPO, which would be December 31, 2026. TOI had revenues for the year ended December 31, 2021 of $203,003. If we continue to expand our business through acquisitions and/or continue to grow revenues organically, or if we raise capital or issue debt, including to fund such acquisitions, we may cease to be an emerging growth company prior to December 31, 2026.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the same time private companies are required to adopt the new or revised standard. Investors may find our Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our Common Stock and its stock price may be more volatile.

We are also currently a “smaller reporting company.” In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; may be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.
Our certificate of incorporation and our bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which limits our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Charter and Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the (a) Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a breach of fiduciary duty owed by any current or former director, officer, stockholder or employee of the company to the company or its stockholders; (iii) any action, suit or proceeding asserting a claim against the Company arising under the DGCL, its certificate of incorporation or its bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (v) any action, suit or proceeding asserting a claim against the Company or any current or former director, officer or stockholder governed by the internal affairs doctrine, and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to (A) the personal jurisdiction of the state and federal courts within Delaware and (B) service of process on such stockholder’s counsel. The provision of the Charter described in the immediately preceding sentence does not apply to (i) suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and (ii) any action arising under the Securities Act, as to which the federal district court for the United States of America shall have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our certificate of incorporation and our bylaws provide that the federal district courts of the United States shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in Cerritos, California where we occupy a suite under a lease that expires in 2026. We use this facility for administration, billing and collections, technology and development and professional services.
We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations. As of December 31, 2021, we have leases for 53 clinics located in California, Arizona, Nevada and Florida. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
Item 3. Legal Proceedings
See Item 1. “Business-Legal Proceedings.” and Item 1A. “Risk Factors”.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information
Our common stock trades on the Nasdaq under the symbol “TOI.” Our publicly traded warrants trade on Nasdaq under the symbol “TOIIW.”
Holders
As of March 10, 2022, we had approximately 109 holders of record of our common stock.
Dividends
We have never declared or paid any cash dividends on our Common Stock or any other securities. Subject to applicable law and the rights and preferences of any holders of any outstanding series of preferred stock, under our third amended and restated certificate of incorporation, holders of our common stock will be entitled to the payment of dividends when, as and if declared by our board in accordance with applicable law.
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the historical audited annual statements for the years ended December 31, 2021 and 2020, and the related notes that are included elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. the Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Report. All dollar values are expressed in thousands, unless otherwise noted.
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices that serve patients at 67 clinic locations across 10 markets and four states throughout the United States, which are staffed with 98 oncologists and advanced practice providers. 53 of these clinics are staffed with 86 providers employed by our affiliated physician-owned professional corporations, which management refers to as the "TOI PCs", which have provided care for more than 51,000 patients in 2021 and managed a population of approximately 1.6 million patients under value-based agreements as of December 31, 2021. The Company also provides management services on behalf of 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
The Company's managed clinics provide a range of medical oncology services, including physician services, in-house infusion and dispensary, clinical trial services, radiation, innovative programs like outpatient stem cell transplants and transfusions, along with 24/7 patient support. Many of our services, such as managing clinical trials, palliative care programs and stem cell transplants, are traditionally accessed through academic and tertiary care settings, while the TOI PCs bring these services to patients in a community setting. As scientific research progresses and more treatment options become available, cancer care is shifting from acute care episodes to chronic disease management. With this shift, it is increasingly important for high-quality, high-value cancer care to be available in a local community setting to all patients in need.
As a value-based oncology company, the Company seeks to deliver both better quality care and lower cost of care. The Company works to accomplish this goal by reducing wasteful, inefficient or counterproductive care that drives up costs but does not improve outcomes. The Company believes payors and employers are aligned with the value-based model due to its enhanced access, improved outcomes, and lower costs. Patients under the Company's affiliated providers’ care can benefit from evidence-based and personalized care plans, gain access to sub-specialized care in convenient community locations, and lower out-of-pocket costs. The Company believes its affiliated providers enjoy the stability and predictability of a large multi-state practice, are not incentivized or pressured to overtreat when it may be inconsistent with a patient’s goals of care, and can focus on practicing outstanding evidence-based medicine, rather than business building.
The Business Combination
On June 28, 2021, DFP Healthcare Acquisition Corp. ("DFPH"), Orion Merger Sub I, Inc. ("First Merger Sub") and Orion Merger Sub II, LLC ("Second Merger Sub") entered into an agreement and plan of merger ("Merger Agreement") with TOI Parent, Inc. ("TOI Parent") (collectively, the "Business Combination"). In connection with the Business Combination, DFPH entered into subscription agreements with certain investors (the “PIPE Investors”), whereby it issued 17.5 million shares of common stock at $10.00 per share and 100,000 shares of preferred stock at $1,000.00 per share (“PIPE Shares”) for an aggregate investment of $275,000 (“PIPE Investment”), which closed simultaneously with the consummation of the Business Combination.
The Business Combination closed on November 12, 2021 ("Closing Date"). On the Closing Date, (i) First Merger Sub merged with and into TOI Parent, with TOI Parent being the surviving corporation and (ii) immediately following, TOI Parent merged with and into Second Merger Sub ("Legacy TOI"), with Second Merger Sub being the surviving entity and a wholly owned subsidiary of DFPH. DFPH was renamed “The Oncology Institute, Inc.” and TOI Common Stock and Public Warrants continued to be listed on Nasdaq under the ticker symbols “TOI” and “TOIIW,” respectively.
The total merger consideration on the Closing Date was $762,052, consisting of 51.3 million shares of common stock, valued at $10.00 per share (aggregate $595,468, inclusive of shares of DFPH common stock issuable per restricted stock units and the exercise of Legacy TOI stock options), and $166,584 in cash. Legacy TOI also issued 12.5 million shares of common stock pursuant to the terms of an earnout (“Earnout Shares”). The earnout shares are allocable to both Legacy TOI stockholders and Legacy TOI option holders. On the Closing Date, shares of DFPH common stock that were not otherwise redeemed as part of the DFPH public stockholder vote and PIPE Shares automatically converted into shares of TOI stock on a one-for-one basis.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP"). Under this method of accounting, DFPH was treated as the “acquired” company for accounting purposes and the Business Combination was treated as the equivalent of Legacy TOI issuing stock for the net assets of DFPH, accompanied by a recapitalization. The net assets of DFPH are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Legacy TOI.
Public Company Costs
Subsequent to the Business Combination, the Company continues as an SEC-registered and Nasdaq-listed company. The Company expects to hire additional staff and implement new processes and procedures to address public company requirements. The Company also expects to incur substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external costs for investor relations, accounting, audit, legal and other functions.
Impact of COVID-19
The measures to contain the spread and impact of COVID-19 and other developments related to COVID-19 have affected the way in which the Company conducts its day-to-day business. The Company has followed U.S. guidance to protect its employees and operations during the pandemic and implemented a partially remote environment for certain business activities. The Company cannot predict the ongoing impacts of the COVID-19 pandemic or the distribution of vaccines on its business or operations, but will continue to actively monitor the related issues and may take further action that alters its business operations, including as may be required by federal, state, local or foreign authorities or that it determines are in the best interests of its employees, payors, partners and stockholders.
As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In addition, the CARES Act provides for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During 2021 and 2020, the Company obtained loans of $4,993 pursuant to the CARES Act; $2,727 under the Accelerated and Advance Payment Program; and $2,001 from Provider Relief Funding under the CARES Act.
Key Factors Affecting Performance
Through the TOI PCs, the Company serves adult and senior cancer patients in markets that have Medicare Advantage (“MA”) plans. The Company plans to leverage its long-established, strong relationships with payors to continue to build out its network and increase access to cancer patients in adjacent markets, while at the same time, decreasing oncology care costs for both patients and payors. The Company seeks to provide high quality and lower cost care delivery through the following capabilities:
•a recruiting process focused on selecting physicians that want to practice evidence-based medicine;
•technology-enabled care pathways ensuring adherence to evidence-based clinical protocols;
•strong clinical culture and physician oversight;
•care management to prevent unnecessary hospitalizations;
•care delivered in community clinics versus hospital setting;
•clinically appropriate integration of palliative care and hospice aligned with patients’ goals for care;
•access to clinical trials providing cutting-edge treatment options at low or no cost to patients or payors; and
•appropriate provider training on clinical documentation to ensure proper risk adjustment and reimbursement for complex patients.

Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of and for the year ended December 31,
	2021	2020
Clinics (1)	67	54
Markets	10	7
Lives under value-based contracts (millions)	1.6	1.3
Adjusted EBITDA (in thousands) (2)	$(4,824)	$5,773
(1) Includes independent oncology practices to which we provide limited management services, but do not bear the operating costs.
(2) Adjusted EBITDA was impacted by a $1,800 revenue reduction during the fourth quarter of 2021 related to a payor not paying according to their contract.
The Company defines adjusted EBITDA as net income (loss) excluding:
•Depreciation and amortization,
•Interest expense,
•Income tax expense,
•Board and management fees,
•Non-cash addbacks,
•Changes in fair value of liabilities,
•Stock-based compensation,
•Practice acquisition-related costs,
•Consulting and legal fees,
•Public company transaction costs, and
•Other specific charges.
The Company includes adjusted EBITDA because it is an important measure upon which our management uses to assess the results of operations, to evaluate factors and trends affecting the business, and to plan and forecast future periods.
Adjusted EBITDA is “non-GAAP” financial measure within the meaning of Item 10 of Regulation S-K promulgated by the SEC. Management believes that this measure provides an additional way of viewing aspects of the Company's operations that, when viewed with the GAAP results, provides a more complete understanding of the Company's results of operations and the factors and trends affecting the business. However, non-GAAP financial measures should be considered a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with U.S. GAAP. Non-GAAP financial measures used by management may differ from the non-GAAP measures used by other companies, including the Company's competitors. Management encourages investors and others to review the Company's financial information in its entirety, not to rely on any single financial measure.
The following table provides a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Net loss	$(10,927)	$(14,322)	$3,395	(23.7)%
Depreciation and amortization	3,341	3,178	163	5.1%
Interest expense	320	347	(27)	(7.8)%
Income tax benefit	(671)	(493)	(178)	36.1%
Board and management fees	553	620	(67)	(10.8)%
Non-cash addbacks(1)	(5,115)	11,972	(17,087)	(142.7)%
Share-based compensation	24,535	151	24,384	16148.3%
Change in fair value of liabilities	(28,577)	—	(28,577)	N/A
Practice acquisition-related costs(2)	476	374	102	27.3%
Consulting and legal fees(3)	1,826	1,495	331	22.1%
Other, net(4)	1,692	2,451	(759)	(31.0)%
Public company transaction costs	7,723	—	$7,723	N/A
Adjusted EBITDA (5)	$(4,824)	$5,773	$(10,597)	(183.6)%
(1) During the year ended December 31, 2021, non-cash addbacks were primarily comprised of a $4,957 gain on debt extinguishment and bad debt recoveries, net of $417 partially offset by deferred rent of $109 other miscellaneous charges of $149. During the year ended December 31, 2020, non-cash addbacks were primarily comprised of a $7,500 impairment of notes receivable (as described further below), $4,233 of bad debts write-offs, and $239 of other miscellaneous charges.
(2) Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3) Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees during the years ended December 31, 2021 and 2020, and related to certain advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(4) Other, net is comprised of severance expenses resulting from cost rationalization programs of $127 and $278, as well as temporary labor of $1,182 and $1,862 recruiting expenses to build out corporate infrastructure of $1,275 and 1,289 and other miscellaneous charges of $130 and $0 during the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020 such expenses were partially offset by $1,023 and $978, respectively, of stimulus funds received under the CARES Act.
(5) Adjusted EBITDA was impacted by a $1,800 revenue reduction during the fourth quarter of 2021 related to a payor not paying according to their contract.
Components of Results of Operations
Revenue
The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) pharmacy benefit managers (“PBMs”), (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); (iv) state governments under Medicaid and other programs; (v) other third-party payors and managed care organizations (e.g., risk bearing organizations and independent practice associations (“IPAs”)); and (vi) individual patients and clients.
Revenue primarily consists of capitation revenue, fee-for-service (“FFS”) revenue, dispensary revenue, and clinical trials revenue. Capitation and FFS revenue comprise the revenues within the Company’s patient services segment and are presented together in the results of operations. The following paragraphs provide a summary of the principal forms of our billing arrangements and how revenue is recognized for each type of revenue.
Capitation
Capitation revenues consist primarily of fees for medical services provided by the TOI PCs to the Company's patients under a capitated arrangement with various managed care organizations. Capitation revenue is paid monthly based on the number of enrollees by the contracted managed care organization (per member per month or “PMPM”). Capitation contracts generally have a legal term of one year or longer. Payments in capitation contracts are variable since they primarily include PMPM fees associated with unspecified membership that fluctuates throughout the term of the contract; however, based on our experience, our total underlying membership generally increases over time as penetration of MA products grows. Certain contracts include terms for a capitation deduction where the cost of out-of-network referrals of members are deducted from the future payment. Revenue is recognized in the month services are rendered on the basis of the transaction price established at that time.
Fee-for-service revenue
FFS revenue represents revenue earned under contracts in which we bill and collect for medical services rendered by the TOI PCs’ employed physicians. The terms for FFS contracts are short in duration and only last for the period over which services are rendered (typically, one day). FFS revenue consists of fees for medical services provided to patients. As specialist providers, our FFS revenue is dependent on referrals from other physicians, such as primary care physicians. The Company's affiliated providers build trusted, professional relationships with these physicians and their associated medical groups, which can lead to recurring FFS volume; however, this volume is subject to numerous factors the Company cannot control and can fluctuate over time. The Company also receives FFS revenue for capitated patients that receive medical services which are excluded from the Company's capitation contracts. Under the FFS arrangements, third-party payors and patients are billed for patient care services provided by the TOI PCs. Payments for services provided are generally less than billed charges. The Company records revenue net of an allowance for contractual adjustments, which represents the net revenue expected to be collected from third-party payors (including managed care, commercial, and governmental payors such as Medicare and Medicaid), and patients. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient’s healthcare plan, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries). The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on certain factors, such as the proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into the Company's billing system, and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded on the date the services are rendered based on the information known at the time of entering of such information into the Company's billing systems as well as an estimate of the revenue associated with medical services.
Dispensary
Oral prescription drugs prescribed by doctors to their patients are sold directly through the TOI PCs’ dispensaries. Revenue for the prescriptions is based on fee schedules set by various PBMs and other third-party payors. The fee schedule is often subject to direct and indirect remuneration (“DIR”) fees, which are based primarily on pre-established metrics. DIR fees may be assessed in the periods after payments are received against future payments. The Company recognizes revenue, deducted by estimated DIR fees, at the time the patient takes possession of the oral drug.
Clinical trials revenue
The TOI PCs also enter into contracts to perform clinical research trials. The terms for clinical trial contracts last many months as the clinical research is performed. Each contract represents a single, integrated set of research activities that are satisfied over time as the output of results from the trial is captured for the trial sponsor to review. Under the clinical trial contracts, the TOI PCs receive a fixed payment for administrative, set-up, and close-down fees; a fixed amount for each patient site visit; and certain expense reimbursements. The Company recognizes revenue for these arrangements on the fees earned to date based on the state of the trial, as established under contract with the customer.
Operating Expenses
Cost of services
Cost of services primarily includes chemotherapy drug costs, clinician salaries and benefits, and medical supplies. Clinicians include oncologists, advanced practice providers such as physician assistants and nurse practitioners, and registered nurses employed by the TOI PCs.
Dispensary cost
Dispensary cost primarily includes the cost of oral medications dispensed in the TOI PCs’ clinic locations.
Selling, general and administrative expense
Selling, general and administrative expenses include employee-related expenses, including both clinic and field support staff as well as central administrative and corporate staff. These expenses include salaries and related costs and stock-based compensation for our executives and physicians. The Company's selling, general and administrative expenses also includes occupancy costs, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and business development. The Company expects its general and administrative expenses to increase over time following the consummation of the Business Combination due to the additional legal, accounting, insurance, investor relations and other costs that the Company will incur as a public company, as well as other costs associated with continuing to grow the business. While the Company expects its selling, general and administrative expenses to increase in absolute dollars in the foreseeable future. such expenses are on average expected to decrease as a percentage of revenue over the long term.
Results of Operations
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated. The Company’s management is not aware of material events or uncertainties that would cause the financial information below to not be indicative of future operating results or results of future financial condition.

	Year Ended December 31,
	2021	2020
Revenue
Patient services	61.2%	62.3%
Dispensary	35.7%	34.1%
Clinical trials & other	3.1%	3.6%
Total operating revenue	100.0%	100.0%
Operating expenses
Direct costs – patient services	49.0%	51.1%
Direct costs – dispensary	30.6%	28.7%
Direct costs – clinical trials & other	0.3%	0.5%
Selling, general and administrative expense	41.1%	22.3%
Depreciation and amortization	1.6%	1.7%
Total operating expenses	122.6%	104.3%
Loss from operations	(22.6)%	(4.3)%
Other non-operating expense (income)
Interest expense	0.2%	0.2%
Change in fair value of derivative warrant liabilities	(1.8)%	—%
Change in fair value of earnout liabilities	(12.3)%	—%
Gain on debt extinguishment	(2.4)%	—%
Other, net	(0.5)%	3.3%
Total other non-operating expense (income)	(16.8)%	3.5%
(Loss) income before provision for income taxes	(5.8)%	(7.8)%
Income tax benefit	0.3%	0.3%
Net (loss) income	(5.5)%	(7.5)%
Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Patient services	$124,074	$116,817	$7,257	6.2%
Dispensary	72,550	63,890	8,660	13.6%
Clinical trials & other	6,379	6,808	(429)	(6.3)%
Total operating revenue	$203,003	$187,515	$15,488	8.3%
Patient services
The increase in patient services revenue was primarily due to a 14.0% increase in revenue related to capitated contracts. This increase in capitated revenue was partially offset by a decline in the Company's FFS revenue of 8.5%, as a result of transitioning several FFS contracts to capitation as well as a $1,800 adjustment to revenue related to a payor not paying according to their contract.

Dispensary
The increase in dispensary revenue was primarily due to a 13.6% increase in the average revenue per fill and increase in the number of fills due to patient volume growth.

Clinical trials & other
The decrease in clinical trials and other revenue was comprised of various miscellaneous sources of revenue, none of which are individually significant.
Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Direct costs – patient services	$99,401	$95,747	$3,654	3.8%
Direct costs – dispensary	62,102	53,907	8,195	15.2%
Direct costs – clinical trials & other	652	982	(330)	(33.6)%
Selling, general and administrative expense	83,365	41,898	41,467	99.0%
Depreciation and amortization	3,341	3,178	163	5.1%
Total operating expenses	$248,861	$195,712	$53,149	27.2%
Patient services cost
The increase in patient services cost was primarily due to a 1.5% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 1.6% increase in clinical payroll costs due to the growth in clinic count.
Dispensary cost
The increase in dispensary cost was primarily due to a 15.3% increase in the average cost of the prescriptions filled.
Selling, general and administrative expense
The increase in selling, general and administrative expense was primarily driven by an increase in share-based compensation expense of 58.2% and transaction costs of 18.4% due to the Business Combination as well as an increase in salaries and benefits of 14.1%, due to the growth in the Company's management and corporate team. The remainder of the increases were primarily to support the continued growth of our business. These increased costs were offset by bad debt recoveries on our FFS accounts receivable of 11.1% of total selling, general and administrative expenses for the year ended December 31, 2021, due to better collections than anticipated.
Other Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Interest expense	$320	$347	$(27)	(7.8)%
Decrease in fair value of warrant liabilities	(3,686)	—	(3,686)	N/A
Decrease in fair value of earnout liabilities	(24,891)	—	(24,891)	N/A
Gain on debt extinguishment	(4,957)	—	(4,957)	N/A
Other, net	$(1,046)	$6,271	$(7,317)	(116.7)%
Total other non-operating (income) expense	$(34,260)	$6,618	$(40,878)	(617.7)%
Interest expense
The decrease in interest expense was due to the pay-off of our term loan balance in Q4 2021.
Change in fair value of liabilities
The increase in non-operating (income) expense was primarily due to a gain of $3,686 and $24,891 for the year ended December 31, 2021 as a result of a reduction in the fair value of derivative warrant liabilities and derivative earnout liabilities, respectively, which were created as part of the Business Combination.

Gain on debt extinguishment
The increase in gain on debt extinguishment was a result of all CARES Act loans being forgiven during the quarter ended June 30, 2021. The gain includes the loan balance and related accrued interest.
Other, net
The change in other, net was primarily due to a loan provided during the quarter ended March 31, 2020 to an independent oncology practice relating to the management services agreement entered into by the Company, pursuant to which we provide certain management services to the oncology practice, including value-based contracting services. Under the terms of the loan, the loan is to be forgiven in equal installments over five years as long as the management services agreement with the Company remains in effect. Given the probability of forgiveness is likely, we fully impaired the loan during the quarter ended March 31, 2020.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through private placements of its equity securities and payments received from various payors. As of December 31, 2021, the Company had $115,174 of cash including $875 of restricted cash.
The Company may incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments management intends to continue to make in expanding operations and sales and marketing and due to additional general and administrative expenses management expects to incur in connection with operating as a public company. As a result, the Company may require additional capital resources to execute strategic initiatives to grow the business.
Management believes that the cash on hand and cash conferred from the Business Combination will be sufficient to fund the Company's operating and capital needs for at least the next 12 months. Management's assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. The Company's actual results could vary because of, and its future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to open or acquire new clinics and expand into new markets and the expansion of sales and marketing activities. The Company may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than management currently expects. The Company may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to management or at all. If unable to raise additional capital when desired, or if the Company cannot expand operations or otherwise capitalize on business opportunities because the Company's lack of sufficient capital, the Company's business, results of operations, and financial condition would be adversely affected.
Cash Flows
The following table presents a summary of the Company's consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Net cash and restricted cash (used in) provided by operating activities	$(32,680)	$508	$(33,188)	(6,533.1)%
Net cash and restricted cash used in investing activities	(12,154)	(8,844)	(3,310)	37.4%
Net cash and restricted cash provided by financing activities	154,010	11,888	142,122	1,195.5%
Net increase in cash and restricted cash	$109,176	$3,552	$105,624	2,973.6%
Cash at beginning of year	5,998	2,446	3,552	145.2%
Cash and restricted cash at end of year	$115,174	$5,998	$109,176	1,820.2%
Operating Activities
Significant changes impacting net cash used in operating activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020 were as follows:

•net income improved $3,395 for 2021 as compared to 2020, a decrease of $28,577 in fair value of the warrant and earnout liabilities, gain on extinguishment of debt of $4,957, increase of $4,650 in bad debt recovery, net, and an impairment on the note receivable of $7,500 in 2020, offset by an increase of $24,384 in share-based compensation expense;
•cash used by accounts receivable declined $4,568 for 2021 as compared to 2020 due to better collection efforts, offset by the growth in the Company's business;
•cash used by accounts payable, accrued expenses and income taxes payable increased $10,803 for 2021 as compared to 2020 primarily due to accruals related to the financing of the Company's directors and officers insurance policy and payments made for 2020 taxes;
•cash used by inventory increased $1,377 for 2021 as compared to 2020 due to the growth in the Company's business; and
•cash used by prepaid assets increased $7,705 for 2021 as compared to 2020 primarily due to the financing of the Company's directors and officers insurance policy.
Investing Activities
Net cash used in investing activities increased in 2021 as compared to 2020 due to increases in purchases of property and equipment of $1,653 due to new clinic build-outs and existing clinic remodels and cash used for acquisitions of $9,107, offset by the issuance of a $7,500 note receivable in 2020.
Financing Activities
Net cash from financing activities primarily relates to cash received in connection with the Business Combination, other capital raises, and principal payments on the Credit Agreement. As of December 31, 2021, the Company has borrowed $8,429 in the form of a financing arrangement entered into in conjunction with the directors and officers insurance policy and made principal payments of $409.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of December 31, 2021.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2022	2023-2024	2025-2026	Thereafter	Total
Operating leases	$4,263	$7,237	$4,672	$1,044	$17,216
Deferred acquisition consideration	2,359	2,109	—	—	4,468
Other[1]	5,262	3,114	—	—	8,376
Total material cash requirements	$11,884	$12,460	$4,672	$1,044	$30,060

(1) Other is comprised of capital leases and directors and officers insurance premiums.

JOBS Act
The Company qualifies as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and has elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Critical Accounting Policies
The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.
Variable Interest Entities
The Company consolidate entities for which it has a variable interest and is determined to be the primary beneficiary. The Company holds variable interests in the TOI PCs, comprised of The Oncology Institute, A Professional Corporation (“TOI CA”) and The Oncology Institute FL, LLC (“TOI FL”), which the Company cannot legally own due to jurisdictional laws governing the corporate practice of medicine. The TOI PCs employ physicians and other clinicians in order to provide professional services to patients of our managed clinics, and under substantially similar MSAs, we serve as the exclusive manager and administrator of the TOI PCs’ non-medical functions and services. The TOI PCs are considered variable interest entities (“VIEs”) as they do not have sufficient equity to finance their activities without additional financial support from the Company. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power), and (2) the obligation to absorb the losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power to control all financial activities of the TOI PCs, the rights to receive substantially all benefits from the VIEs, and consequently consolidates the TOI PCs. Revenues, expenses, and income from the TOI PCs are included in the consolidated amounts as presented on the consolidated statements of operations.
Segment Reporting
The Company presents the financial statements by segment in accordance with the relevant accounting literature to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company's CODM is our Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: dispensary, patient care, and clinical trials & other.
Revenue Recognition
The Company recognizes consolidated revenue based upon the principle of the transfer of control of our goods and services to customers in an amount that reflects the consideration it expects to be entitled. This principle is achieved through applying the following five-step approach:
1.Identification of the contract, or contracts, with a customer.
2.Identification of the performance obligations in the contract.
3.Determination of the transaction price.
4.Allocation of the transaction price to the performance obligations in the contract.
5.Recognition of revenue when, or as, the entity satisfies a performance obligation.
Consolidated revenue primarily consists of capitation revenue, fee-for-service (FFS) revenue, dispensary revenue, and clinical trials revenue. Revenue is recognized in the period in which services are rendered or the period in which the TOI PCs are obligated to provide services. The form of billing and related risk of collection for such services may vary by type of revenue and the payor. The following paragraphs provide a summary of the principal forms of billing arrangements and how revenue is recognized for each.
Capitation
Capitation contracts have a single performance obligation that is a stand ready obligation to perform specified healthcare services to the population of enrolled members and constitutes a series for the provision of managed healthcare services for the term of the contract, which is deemed to be one month since the mix of patient-customers can and do change month over month. The transaction price for capitation contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the term of the contract. Further, we adjust the transaction price for capitation deductions based on historical experience. Revenue is recognized in the month services are rendered on the basis of the transaction price established at that time. If subsequent information resolves uncertainties related to the transaction price, adjustments will be recognized in the period they are resolved. When payment has been received but services have not yet been rendered, the payment is recognized as a contract liability.
Fee For Service
FFS revenue consists of fees for medical services actually provided to patients. These medical services are distinct since the patient can benefit from the medical services on their own. Each service constitutes a single performance obligation for which the patient accepts and receives the benefit of the medical services as they are performed.
The transaction price from FFS arrangements is variable in nature because fees are based on patient encounters, credits due to patients, and reimbursement of provider costs, all of which can vary from period to period. The Company estimates the transaction price using the most likely methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. As a practical expedient, the Company adopted a portfolio approach to determine the transaction price for the medical services provided under FFS arrangements. Under this approach, the Company bifurcated the types of services provided and grouped health plans with similar fees and negotiated payment rates.
At these levels, portfolios share the characteristics conducive to ensuring that the results do not materially differ from the standard applied to individual patient contracts related to each medical service provided.
Revenue is recorded on the date the services are rendered based on the information known at the time of entering of such information into our billing systems as well as an estimate of the revenue associated with medical services. When the performance obligation is not satisfied, the billing is recognized as a contract liability.
Dispensary
Dispensed prescriptions that are filled and delivered to the patient are considered a distinct performance obligation. The transaction price for the prescriptions is based on fee schedules set by PBMs and other third-party payors. The fee schedule is often subject to DIR fees, which are based primarily on pre-established metrics. DIR fees may be assessed in periods after payments are received against future payments. The Company estimates DIR fees to arrive at the transaction price for prescriptions. Revenue is recognized based on the transaction at the time the patient takes possession of the oral drug.
Clinical Research
Clinical research contracts represent a single, integrated set of research activities and thus are a single performance obligation. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of arrangement and furthers progress of the clinical trial. The Company has elected to recognize revenue for clinical trials using the ‘as-invoiced’ practical expedient. The customer is invoiced periodically based on the progress of the trial such that each invoice captures the revenue earned to date based on the state of the trial as established under contract with the customer.
Direct Costs of Sales
Direct cost of sales primarily consists of wages paid to clinical personnel and other health professionals, oral and IV drug costs, and other medical supplies used to provide patient care. Costs for clinical personnel wages are expensed as incurred and costs for inventory and medical supplies are expensed when used, generally by applying the specific identification method.
Goodwill and Intangible Assets
Goodwill is not amortized but is required to be evaluated for impairment at the same time every year. The Company performs annual testing of impairment for goodwill in the third quarter of each year. When impairment indicators are identified, the Company compares the reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between the reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.
Finite-lived intangible assets are stated at acquisition-date fair value. Intangible assets are amortized using the straight-line method. Finite-lived intangible assets are reviewed for impairment in the third quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When circumstances indicate that recoverability may be impaired, the Company assesses its ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Fair value is determined based on appropriate valuation techniques.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes
Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 8. Financial Statements and Supplementary Data

Page Number(s)
Consolidated Financial Statements	55
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Costa Mesa, California; PCAOB ID#243)	56
Consolidated Balance Sheets - As of December 31, 2021 and 2020	57
Consolidated Statements of Operations - For the years ended December 31, 2021 and 2020	58
Consolidated Statements of Convertible Preferred Shares and Changes in Stockholders' Equity (Deficit) - For the years ended December 31, 2021, and 2020	59
Consolidated Statements of Cash Flows - For the years ended December 31, 2021 and 2020	60
Notes to the Consolidated Financial Statements	62

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
The Oncology Institute, Inc.
Cerritos, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Oncology Institute, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred shares and changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2019.
Costa Mesa, California

March 11, 2022

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash (includes restricted cash of $875 and $0 as of December 31, 2021 and 2020)	$115,174	$5,998
Accounts receivable	20,007	17,146
Other receivables	1,237	113
Inventories, net	6,438	4,354
Prepaid expenses	11,200	2,109
Total current assets	154,056	29,720
Property and equipment, net	4,192	2,104
Intangible assets, net	18,245	19,516
Goodwill	26,626	14,227
Other assets	320	122
Total assets	$203,439	$65,689
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$183	$5,368
Accounts payable	15,559	12,643
Income taxes payable	132	1,144
Accrued expenses and other current liabilities	13,924	9,452
Total current liabilities	29,798	28,607
Derivative warrant liabilities	2,193	—
Derivative earnout liabilities	60,018	—
Long-term debt, net of unamortized debt issuance costs and current portion	—	6,561
Other non-current liabilities	6,900	807
Deferred income taxes liability	371	1,613
Total liabilities	99,280	37,588
Commitments and contingencies (Note 15)	—	—
Stockholders’ deficit:
TOI Common shares, $0.0001 par value, Authorized 500,000,000 shares; 73,249,042 shares issued and outstanding at December 31, 2021	7	6
TOI Convertible Series A Common Equivalent Preferred Shares, $0.0001 par value. Authorized 10,000,000 shares; 163,510 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	167,386	80,402
Accumulated deficit	(63,234)	(52,307)
Total stockholders’ deficit	104,159	28,101
Total liabilities and stockholders’ deficit	$203,439	$65,689
Note: The Company’s consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $42,332 and $22,639 as of December 31, 2021 and 2020, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $79,579 and $40,426 as of December 31, 2021 and 2020, respectively. See Note 17 for further details.
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)

	Year Ended December 31,
	2021	2020
Revenue
Patient services	$124,074	$116,817
Dispensary	72,550	63,890
Clinical trials & other	6,379	6,808
Total operating revenue	203,003	187,515
Operating expenses
Direct costs – patient services	99,401	95,747
Direct costs – dispensary	62,102	53,907
Direct costs – clinical trials & other	652	982
Selling, general and administrative expense	83,365	41,898
Depreciation and amortization	3,341	3,178
Total operating expenses	248,861	195,712
Loss from operations	(45,858)	(8,197)
Other non-operating expense (income)
Interest expense	320	347
Decrease in fair value of liability classified warrants	(3,686)	—
Decrease in fair value of earnout liabilities	(24,891)	—
Gain on debt extinguishment	(4,957)	—
Other, net	(1,046)	6,271
Total other non-operating (income) expense	(34,260)	6,618
Loss before provision for income taxes	(11,598)	(14,815)
Income tax benefit	671	493
Net loss	(10,927)	(14,322)
Loss per share attributable to The Oncology Institute, Inc.:
Basic and diluted	$(0.16)	$(0.24)
Weighted-average number of shares outstanding:
Basic and diluted	66,230,606	59,117,723

See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(US Dollars in thousands, except share data)

	Legacy TOI preferred stock		Legacy TOI common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid in capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance at December, 31, 2019 (as previously reported)	11,451	$100,114	100	$—	—	$—	—	$—	$94	$(6,015)	$(5,921)
Retroactive application of the recapitalization due to the Business Combination (refer to Note 1)	(11,451)	(100,114)	(100)	—	59,101,090	6	—	—	48,137	—	48,143
Balance at December 31, 2019, effect of Business Combination (refer to Note 1)	—	—	—	—	59,101,090	6	—	—	48,231	(6,015)	42,222
Net loss	—	—	—	—	—	—	—	—	—	(14,322)	(14,322)
Exercise of Legacy TOI common share options	—	—	—	—	59,102	—	—	—	50	—	50
Deemed dividend on extinguishment of Legacy TOI preferred stock re-issuance	—	—	—	—	—	—	—	—	31,970	(31,970)	—
Share-based compensation expense	—	—	—	—	—	—	—	—	151	—	151
Balance at December, 31, 2020	—	—	—	—	59,160,192	6	—	—	80,402	(52,307)	28,101
Net loss	—	—	—	—	—	—	—	—	—	(10,927)	(10,927)
Common stock issued in connection with the Business Combination (refer to Note 1) and Legacy TOI preferred stock issued	—	—	—	—	14,088,850	1	—	—	46,098	—	46,099
Preferred stock issued in connection with the Closing of the Business Combination (refer to Note 1)	—	—	—	—	—	—	163,510	—	16,351	—	16,351
Share-based compensation expense	—	—	—	—	—	—	—	—	24,535	—	24,535
Balance at December, 31, 2021	—	$—	—	$—	73,249,042	7	163,510	—	167,386	(63,234)	$104,159
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,927)	$(14,322)
Adjustments to reconcile net loss to cash (used) provided by operating activities:
Depreciation and amortization	3,341	3,178
Amortization of debt issuance costs	53	60
Impairment loss	—	7,500
Share-based compensation	24,535	151
Decrease in fair value of liability classified warrants	(3,686)	—
Decrease in fair value of earnout liabilities	(24,891)	—
Deferred taxes	(1,242)	(1,344)
Gain on debt extinguishment	(4,957)	—
Bad debt recovery, net	(417)	4,233
Loss on disposal of property and equipment	—	60
Changes in operating assets and liabilities:
Accounts receivable	(2,195)	(6,763)
Inventories	(1,842)	(465)
Other receivables	(792)	5
Prepaid expenses	(9,091)	(1,386)
Other assets	(198)	(25)
Accrued expenses and other current liabilities	(3,084)	5,210
Income taxes payable	(1,012)	655
Accounts payable	2,916	3,758
Other non-current liabilities	809	3
Net cash and restricted cash (used in) provided by operating activities	(32,680)	508
Cash flows from investing activities:
Purchases of property and equipment	(2,847)	(1,194)
Purchases of intangible asset in practice acquisitions	(200)	—
Cash paid for practice acquisitions, net	(9,107)	(150)
Issuance of notes receivable	—	(7,500)
Net cash and restricted cash used in investing activities	(12,154)	(8,844)
Cash flows from financing activities:
Proceeds from recapitalization transaction, exclusive of transaction costs	333,946	—
Transaction costs related to the recapitalization transaction	(33,145)	—
Payments as a result of recapitalization transaction	(167,510)	—
Proceeds from issuance of long-term debt, net	—	12,493
Proceeds from financing of insurance payments	8,429	—
Payments made for financing of insurance payments	(409)	—
Payment of deferred consideration liability for acquisition	(50)	—
Principal payments on long-term debt	(7,219)	(281)
Principal payments on capital leases	(32)	(31)
Deferred offering costs	—	(343)
Exercise of common share options	—	50
Issuance of Legacy TOI preferred stock	20,000	—
Net cash and restricted cash provided by financing activities	154,010	11,888
Net increase in cash and restricted cash	109,176	3,552
Cash at beginning of year	5,998	2,446
Cash and restricted cash at end of year	$115,174	$5,998
Supplemental disclosure of noncash investing and financing activities:
Reclassification of public warrant derivative liability related to the recapitalization transaction into equity	$10,580	$—
Fair value of net assets acquired as part of practice acquisitions, less cash	$1,175	$—
Deferred consideration as part of practice acquisitions	$4,468	$—

Supplemental disclosure of cash flow information:
Interest and principal forgiven from Paycheck Protection Program loans	$4,957	$—
Cash paid for:
Income taxes	$1,727	$207
Interest	$275	$227
See accompanying notes to the consolidated financial statements.

The Oncology Institute, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2021 and 2020 and For the Years Ended December 31, 2021 and 2020
(US Dollars in thousands, except share data)

Note 1. Description of the Business
Overview of the Business
The Oncology Institute, Inc. (“TOI”) is the successor entity to DFP Healthcare Acquisitions Corp. ("DFPH"). DFPH is a Delaware corporation originally formed in 2019 as a publicly-traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination ("Business Combination"). TOI was originally founded in 2007 and is a community oncology practice that operates value-based oncology services platforms. TOI has three wholly-owned subsidiaries, TOI Parent, Inc. ("TOI Parent"), TOI Acquisition, LLC (“TOI Acquisition”) and TOI Management, LLC (“TOI Management”). Additionally, TOI Management holds master services agreements with affiliated physician-owned professional entities ("TOI PCs") that confer controlling financial interest over the professional entities and their wholly-owned subsidiaries (TOI PCs, together with TOI, the “Company”).
On November 12, 2021 ("Closing Date"), the Business Combination closed following a series of mergers, which resulted in DFPH emerging as the parent of the combined entity Orion Merger Sub II, LLC and TOI Parent (together, "Legacy TOI"). DFPH was renamed “The Oncology Institute, Inc.” and common stock and "Public Warrants" continued to be listed on Nasdaq under the ticker symbols “TOI” and “TOIIW,” respectively. See Note 16.
Operationally, the Company’s medical centers provide a complete suite of medical oncology services including: physician services, in-house infusion and pharmacy, clinical trials, radiation, educational seminars, support groups, counseling, and 24/7 patient assistance. TOI’s mission is to heal and empower cancer patients through compassion, innovation and state-of-the-art medical care. The Company brings comprehensive, integrated cancer care into the community setting, including clinical trials, palliative care programs, stem cell transplants, transfusions, and other care delivery models traditionally associated with non-community-based academic and tertiary care settings. In addition, the Company, through it consolidating subsidiary Innovative Clinical Research Institute, LLC ("ICRI"), performs cancer clinical trials through a network of cancer care specialists. ICRI conducts clinical trials for a broad range of pharmaceutical and medical device companies from around the world.
The Company has 86 oncologists and mid-level professionals across 53 clinic locations located within four states: California, Nevada, Arizona, and Florida. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, is comprised of the clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, MediCal, and commercial patients.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of TOI, its subsidiaries, all of which are controlled by TOI through majority voting control, and variable interest entities (“VIE”) for which TOI (through TOI Management) is the primary beneficiary. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity or voting interest model. All significant intercompany balances and transactions have been eliminated in consolidation.
Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Company are presented as a component of total equity to distinguish between the interests of the Company and the interests of the noncontrolling owners. Revenues, expenses, and net income from these subsidiaries are included in the consolidated amounts as presented on the consolidated statements of operations.

The Company holds variable interests in clinical practices, TOI PCs, for which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of December 31, 2021, TOI held variable interest in The Oncology Institute CA, a Professional Corporation (TOI CA) and The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL,"), both of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the shareholders of the Company's consolidating VIEs own a minority of the issued and outstanding common shares of the Company.
Business Combinations
The Company accounts for all transactions that represent business combinations using the acquisition method of accounting under Accounting Standards Codification Topic No. 805, Business Combinations (“ASC 805”). Per ASC 805, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity are recognized and measured at their fair values on the date an entity obtains control of the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts. Adjustments to these provisional amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed, and the noncontrolling interests obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration exchanged in the acquisition over the fair value of the net assets acquired.
The DFPH-Legacy TOI Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, DFPH was treated as the “acquired” company for accounting purposes and the Business Combination was treated as the equivalent of Legacy TOI issuing stock for the net assets of DFP, accompanied by a recapitalization. The net assets of DFPH are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of TOI Parent.
Segment Reporting
The Company presents the financial statements by segment in accordance with Accounting Standard Codification Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: patient care, dispensary, and clinical trials & other. Each of the operating segments is also a reporting segment as described further in Note 20.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions. Significant items subject to such estimates and assumptions include judgements related to revenue recognition, estimated accounts receivable, useful lives and recoverability of long-lived and intangible assets, recoverability of goodwill, fair values of acquired assets and assumed liabilities in business combinations, fair value of intangible assets and goodwill, fair value of share-based compensation, fair value of liability classified instruments, and judgements related to deferred income taxes.
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Net loss per share has been retrospectively adjusted for all periods presented prior to the Business Combination. The retroactive adjustment is based on the same number of weighted average shares outstanding in each historical period.
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock units, Earnout Shares and warrants.
As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Revenue Recognition
The Company follows the accounting requirements of Accounting Standard Codification Topic No. 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:
1.Identification of the contract, or contracts, with a customer.
2.Identification of the performance obligations in the contract.
3.Determination of the transaction price.
4.Allocation of the transaction price to the performance obligations in the contract.
5.Recognition of revenue when, or as, an entity satisfies a performance obligation.
The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); (iii) state governments under the Medicaid and other programs; (iv) other third-party payors (e.g., hospitals and independent practice associations (“IPAs”)); and (v) individual patients and clients.
Revenue primarily consists of capitation revenue, fee-for-service (“FFS”) revenue, dispensary revenue, and clinical trials revenue. Revenue is recognized in the period in which services are rendered or the period in which the Company is obligated to provide services. The form of billing and related risk of collection for such services may vary by type of revenue and the payor. The following paragraphs provide a summary of the principal forms of the Company’s billing arrangements and how revenue is recognized for each.
Capitation
Capitation revenues of the Company consist primarily of fees for medical services provided to patients by the Company under a capitated arrangement with various managed care organizations. Capitation revenue is paid monthly to the Company based on the number of enrollees assigned to the Company by the contracted managed care organization (per member, per month; or “PMPM”). Capitation contracts generally have a legal term of one year or longer. Capitation contracts have a single performance obligation that is a stand ready obligation to perform healthcare services to the population of enrolled members and constitutes a series for the provision of managed healthcare services for the term of the contract, which is deemed to be one month since the mix of patient-customers can and do change month over month. The transaction price for capitation contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. The Company generally estimates the transaction price using the most likely methodology and amounts are only included in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Certain contracts include terms for a capitation deduction where the cost of out-of-network referrals of members by the Company are deducted from the future payment. The deductions vary depending on the payor and are often not known until a future period. As such, the Company adjusts the transaction price for capitation deductions based on historic experience such that the amount of capitation revenue is constrained to the extent that it is not probable a significant reversal of revenue will occur in the future. Revenue is recognized in the month services are rendered on the basis of the transaction price established at that time. If subsequent information resolves uncertainties related to the transaction price, adjustments will be recognized in the period they are resolved. When payment has been received but services have not yet been rendered, the payment is recognized as a contract liability.
Fee-for-Service Revenue
FFS revenue represents revenue earned under contracts in which the Company bills and collects for medical services rendered by the Company’s employed physicians. The terms for FFS contracts are short in duration and only last for the period over which services are rendered (typically, one day). FFS revenue consists of fees for medical services provided to patients. These medical services are capable of being distinct since the patient can benefit from the medical services on their own. Each service constitutes a single performance obligation for which the patient accepts and receives the benefit of the medical services as they are performed.
Under the FFS arrangements, the Company bills third-party payors and patients for patient care services provided. Payments for services provided are generally less than billed charges. The Company records revenue net of an allowance for contractual adjustments, which represents the net revenue expected to be collected from third-party payors (including managed care, commercial, and governmental payors such as Medicare and Medicaid), and patients. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient’s healthcare plans, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries).
The transaction price from FFS arrangements is variable in nature because fees are based on patient encounters, credits due to patients, and reimbursement of provider costs, all of which can vary from period to period. The Company estimates the transaction price using the most likely methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. As a practical expedient, the Company uses a portfolio approach to determine the transaction price for the medical services provided under FFS arrangements. Under this approach, the Company bifurcates the types of services provided and grouped health plans with similar fees and negotiated payment rates. At these levels, portfolios share the characteristics conducive to ensuring that the results do not materially differ from the standard applied to individual patient contracts related to each medical service provided.
The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system, and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded on the date the services are rendered based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services. When the performance obligation is not satisfied, the billing is recognized as a contract liability.
Dispensary
The Company sells oral prescription drugs directly through its dispensaries. Each prescription filled and delivered to the customer is a distinct performance obligation. The transaction price for the prescriptions is based on fee schedules set by various pharmacy benefit managers (“PBMs”) and other third party payors. The fee schedule is often subject to direct and indirect remuneration (“DIR”) fees, which are based primarily on pre-established metrics. DIR fees may be assessed in periods after payments are received against future payments. The Company estimates DIR fees to arrive at the transaction price for prescriptions. The Company recognizes revenue based on the transaction at the time the customer takes possession of the oral drug.
Clinical Trials Revenue
The Company enters into contracts to perform clinical research trials. The terms for clinical trial contracts last many months as the clinical research is performed. Each contract represents a single, integrated set of research activities and thus is a single performance obligation. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of arrangement and furthers progress of the clinical trial. Under the clinical trial contracts, the Company receives a fixed payment for administrative, set-up, and close-down fees; a fixed amount for each patient site visit; and certain expense reimbursements. Under ASC 606, the Company has elected to recognize revenue for these arrangements using the ‘as-invoiced’ practical expedient. The Company invoices the customer periodically based on the progress of the trial such that each invoice captures the revenue earned to date based on the state of the trial as established between the Company and the customer.
Direct Costs of Sales
Direct cost of sales primarily consists of wages paid to clinical personnel and other health professionals, oral and IV drug costs, and other medical supplies used to provide patient care. The Company’s costs for clinical personnel wages are expensed as incurred and the Company’s costs for inventory and medical supplies are expensed when used, generally by applying the specific identification method.
Cash and Restricted Cash
Cash primarily consists of deposits with banking institutions. The carrying value of the Company’s cash approximates fair value due to the short-term maturity of these instruments (less than three months). Pursuant to a covenant arising from a corporate credit card program, the Company holds cash on deposit with a banking institution that is subject to legal restrictions on withdrawal.

Accounts Receivable
The Company accounts for accounts receivable under Accounting Standard Codification Topic No. 310, Receivables (“ASC 310”). Accounts receivable includes capitation receivables, FFS reimbursement for patient care, dispensary receivables and contract receivables. Accounts receivable are recorded and stated at the amount expected to be collected determined by each payor.
For third-party payors including Medicare, Medicaid, managed care providers, and commercial payors, the collectable amount is based on the estimated contractual reimbursement percentage, which is based on current contract prices or historical paid claims data by payor. For self-pay accounts receivable, which includes patients who are uninsured and the patient responsibility portion for patients with insurance, the collectable amount is determined using estimates of historical collection experience without regard to aging category. These estimates are adjusted for estimated conversions of patient responsibility portions, expected recoveries, and any anticipated changes in trends.
Accounts receivable can be impacted by the effectiveness of the Company’s collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions, or trends in federal and state governmental healthcare coverage could affect the collectable amount of accounts receivable. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected, and adjustments are recorded when necessary.
The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. As of December 31, 2021 and 2020, the Company does not have an allowance for doubtful accounts.
Inventories
The Company accounts for inventory under Accounting Standard Codification Topic No. 330, Inventory (“ASC 330”). Inventories consist of intravenous chemotherapy drugs and oral prescription drugs. Inventories are stated at the lower of cost, determined using the weighted average cost method of inventory valuation, or net realizable value. Net realizable value is determined using the selling price, less costs to sell.
The Company receives purchase discounts on products purchased. Contractual arrangements with vendors, including manufacturers and wholesalers, normally provide for the Company to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase or (ii) a discount for the prompt payment of invoices. Additionally, in other circumstances, the Company may receive rebates when products are purchased indirectly from a manufacturer (e.g., through a wholesaler). These rebates are recognized when intravenous chemotherapy drugs and oral prescription drugs are dispensed and are generally calculated by manufacturers within 30 days after the end of each completed quarter. The Company also receives additional rebate under its wholesaler contracts if it exceeds contractually defined annual purchase volumes. Purchase rebates are recorded as reductions to cost of services.
Property and Equipment, net
The Company accounts for property and equipment under Accounting Standard Codification Topic No. 360, Property, Plant, and Equipment (“ASC 360”). As required under ASC 360, the Company states property and equipment at cost, net of accumulated depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, as described further in Note 8. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.
When events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, or other long-lived assets, may not be recoverable, an evaluation of the recoverability of currently recorded costs is performed. When an evaluation is performed, the estimated value of undiscounted future net cash flows associated with the asset groups is compared to the asset groups’ carrying value to determine if a write-down to fair value is required. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the assets. There were no impairment adjustments recorded for long- lived assets during the years ended December 31, 2021 and 2020.

Accounts Payable, Accrued Expenses, and Other Current Liabilities
Accounts payable primarily consists of unpaid invoices related to routine operating expenses. Accrued expenses and other current liabilities primarily consist of accruals made for payroll expenses, deferred capitation, and FFS revenue.
Leases
Lease agreements are evaluated to determine whether they are capital or operating leases in accordance with Accounting Standards Codification, Topic No. 840, Leases (“ASC 840”). When any one of the four test criteria in ASC 840 is met, the lease then qualifies as a capital lease. Capital leases are capitalized at the lower of the net present value of the total amount payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with the Company’s normal depreciation policy for tangible fixed assets. The Company allocates each lease payment between a reduction of the lease obligation and interest expense using the effective interest method. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of the lease term. The Company reports the current and long-term portions of capital lease obligations within accrued expenses and other current liabilities and other non-current liabilities, respectively, on the consolidated balance sheets.
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets under Accounting Standards Codification Topic No. 350, Goodwill and Other (“ASC 350”). Goodwill represents the excess of the fair value of the consideration conveyed in and acquisition over the fair value of net assets acquired.
Goodwill is not amortized but is required to be evaluated for impairment at the same time every year. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. When impairment indicators are identified, the Company compares the reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between the reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit. The Company performed a qualitative analysis and determined that there were no indicators of impairment. Therefore, no goodwill impairment charge were recorded during the years ended December 31, 2021 and 2020 as a result of the Company’s annual impairment evaluation.
Under ASC 350, finite-lived intangible assets are stated at acquisition-date fair value. Intangible assets are amortized using the straight-line method.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When circumstances indicate that recoverability may be impaired, the Company assesses its ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Fair value is determined based on appropriate valuation techniques. The Company performed a qualitative analysis and determined that there were no indicators of impairment on December 31, 2021 and 2020. Therefore, no impairment charge of its finite-lived intangible assets was recorded during the years ended December 31, 2021 and 2020.
Debt
The Company accounts for debt net of debt issuance costs. Debt issuance costs are capitalized, netted against the related debt for presentation purposes, and amortized to interest expense over the terms of the related debt using the effective interest method.
Public Warrants and Private Placement Warrants
Upon completion of the Business Combination, the Company assumed public and private placement warrants that were issued by DFPH in connection with its initial public offering (declared effective by the Securities and Exchange Commission ("SEC") on March 10, 2020) whereby holders of the public and private placement warrants are entitled to acquire common stock of the Company.
Prior to the Business Combination, the public warrants were accounted for as liabilities per Accounting Standards Codification Subtopic No. 815-40 Contracts on an Entity's Own Equity ("ASC 815-40"). Following the Business Combination, the shares of common stock underlying the public warrants are not redeemable and the Company has one single class of voting stock; therefore, the public warrants are not precluded from being considered indexed to the Company’s common stock which allows the public warrants to meet the criteria for equity classification per ASC 815-40. Warrants classified as equity are recorded at their issuance cost and are not subject to remeasurement at each subsequent balance sheet date.
Prior to the Business Combination, the private placement warrants were accounted for as liabilities per ASC 815-40. The private placement warrants are not considered indexed to the Company’s stock per ASC 815-40 and are therefore recorded as liabilities, given the settlement of the private placement warrants is dependent, in part, on who holds the warrants at the time of the settlement. Warrants classified as liabilities are recorded at their estimated fair value on the Closing Date and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying consolidated statements of operations. The Company estimates the value of these warrants using a Binomial Lattice valuation model in a risk-neutral framework.
Earnout Liability
As part of the Business Combination, DFPH issued to eligible Legacy TOI stockholders and Legacy TOI employees the contingent right to receive up to 12.5 million additional shares of common stock (“Legacy TOI Earnout Shares”), in two tranches of 5.0 million and 7.5 million, respectively, upon the Company common stock achieving a price per share of $12.50 during the two-year period following the Closing or a price per share of $15.00 during the three-year period following the Closing, in each case, as its last reported sales price per share for any 20 trading days within any 30 consecutive trading day period within the applicable period ("Earnout Terms"); provided, that (i) if one or both of the share price triggers has not been achieved prior to the end of the three-year period following the Closing, (ii) the Company enters into a definitive agreement that would result in a change of control and (iii) the price per share of the Company’s common stock in such transaction is equal to or greater than one or both of the share price triggers, then at the Closing of such transaction, the Company shall issue the applicable portion of the Legacy TOI Earnout Shares as if such share price trigger had been achieved.
In addition, certain DFPH common stockholders deposited 575,000 shares of DFPH common stock in an escrow account that will vest and be released to such holders in two tranches of 50%, each (“DFPH Earnout Shares”), upon the Company common stock achieving the Earnout Terms as described above; provided, that (i) if one or both of the share price triggers has not been achieved prior to the end of the three-year period following the closing, (ii) the Company enters into a definitive agreement that would result in a change of control and (iii) the price per share of common stock in such transaction is equal to or greater than one or both of the share price triggers, then at the closing of such transaction, the Company shall issue the applicable portion of the DFPH Earnout Shares as if such share price trigger had been achieved. To the extent any DFPH Earnout Shares remain unvested at the expiration of the three-year period following the closing, such DFPH Earnout Shares shall be forfeited and cancelled without any consideration.
Collectively, the Legacy TOI Earnout Shares and DFPH Earnout Shares constitute the “Earnout Shares”, the “Earnout”, and the “Earnout Liability”.
The Company determined that Earnout Shares issuable to Legacy TOI stockholders and DFPH stockholders fail to meet equity classification criteria under ASC 815-40 and therefore, represents a liability that meets the definition of a derivative and recognized it on the balance sheet at its fair value upon the Closing Date. The right to Earnout Shares issuable to Legacy TOI stockholders and DFPH stockholders are remeasured at fair value using a Monte Carlo simulation model each period through earnings. See Note 7 for further discussion.
Earnout Shares issuable to Legacy TOI employees is considered a stock-based compensation award under Accounting Standards Codification Topic No. 718, Stock Based Compensation (“ASC 718”) due to the requirement that Legacy TOI employees must remain employed by the Company in order to not forfeit such unvested Earnout Shares. Such Earnout Shares are accounted for within equity over the service period. See Note 14 for further discussion.
Income Taxes
The Company accounts for income taxes under the asset and liability method under Accounting Standards Codification Topic No. 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

Retirement Plans

The Company provides a qualified 401(K) plan to all eligible employees which is administered through the John Hancock Life Insurance Company (U.S.A.). Employees are eligible to participate in the plan on the first day of the month subsequent to completing two months of service. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. In 2021, the Company provided a matching contribution of 100% of the elective deferral that does not exceed 4% of compensation. In 2020, the Company’s Safe Harbor Basic Matching Contribution was 100% of the elective deferral that does not exceed 3% of compensation, plus 50% of the elective deferral that exceeds 3% of compensation but does not exceed 5% of compensation. Participants are always fully vested in their own contributions and the Company’s matching contributions vest immediately. The Company expensed to selling, general and administrative expenses $787 and $504 in matching contributions related to the 401(K) plan during the years ended December 31, 2021 and December 31, 2020, respectively.
Share-Based Compensation Plan
The Company accounts for share-based compensation under ASC 718. As required under ASC 718, the Company accounts for employee share-based compensation as an expense in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes-Merton option-pricing model and accounts for forfeitures as incurred.
Excess tax benefits of awards related to stock option exercises are recognized as an income tax benefit in the consolidated statement of operations and reflected in operating activities in the consolidated statement of cash flows.
Commitments and Contingencies
The Company accounts for contingent liabilities under Accounting Standards Codification Subtopic No. 450-20, Contingencies (“ASC 450-20”). As required by ASC 450-20, liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Fair Value Measurements
The Company accounts for fair value measurements under Accounting Standards Codification Topic No. 820, Fair Value Measurements (“ASC 820”). The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels (see Note 7 for further discussion):
Level 1inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
Level 2inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
Emerging Growth Company
Pursuant to the Business Combination, the Company qualifies as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and has elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company, nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2021-10, Government Assistance, Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). The new standard requires additional disclosures regarding government grants and contributions. The standard requires disclosures on the nature of the transactions and related accounting policies, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transactions. This standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company elected to early adopt this standard effective January 1, 2021, using the retrospective approach transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.
Recently Issued Accounting Standards
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases), whereas under current accounting standards the Company’s lease portfolio consists primarily of operating leases and is not recognized on its consolidated balance sheets. The Company will adopt ASC 842 effective January 1, 2022, using the alternative modified transition method and will record a cumulative-effect adjustment to the opening balance of retained earnings as of that date. Prior periods will not be restated. The Company believes the largest impact will be on the consolidated balance sheet for the accounting of facilities-related leases, which represents a majority of its operating leases it has entered into as a lessee. These leases will be recognized under the new standard as ROU assets and operating lease liabilities, which the Company approximates will be $15,800 and $17,100, respectively. The Company will also provide expanded disclosures for its leasing arrangements. The results of operations are not expected to significantly change after adoption of the new standard.
In June 2020, the FASB issued Accounting Standards Update 2020-05, Leases (Topic 842), Effective Dates for Certain Entities (“ASU 2020-05”), which deferred the effective dates of ASU 2016-02 in order to respond to the significant business and capital market disruptions caused by the COVID-19 pandemic. In February 2016, the Board issued ASU 2016-02, with an effective date for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public business entities. For all other entities, Leases (Topic 842) was effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. In November 2019, the Board issued Accounting Standards Update 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The amendments in ASU 2019-10 deferred the effective dates for Leases for entities in the “all other” category by an additional year. Therefore, ASU 2016-02 was effective for all other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in ASU 2020-05 defer the effective date for one year for entities in the “all other” category that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of Leases. Therefore, under the amendments, Leases is effective for entities within the “all other” category for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company belongs in the “all other” category.
In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, instead of when incurred. In November 2018, the FASB issued Accounting Standard Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”), which amends Subtopic 326-20 (created by ASU 2016-13) to explicitly state that operating lease receivables are not in the scope of Subtopic 326-20. Additionally, in April 2019, the FASB issued Accounting Standard Update 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), in May 2019, the FASB issued Accounting Standards Update 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), and in November 2019, the FASB issued Accounting Standards Update 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2019-10”), to provide further clarifications on certain aspects of ASU 2016-13 and to extend the nonpublic entity effective date of ASU 2016-13. The changes (as amended) are effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2022. The entity may early adopt ASU 2016-13, as amended, for annual and interim periods in fiscal years beginning after December 15, 2018. While the Company expects its allowance for credit losses to increase upon adoption of ASU 2016-13, the Company does not expect the adoption of ASU 2016-13 to have a material effect on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which amends ASC 740, Income Taxes. This new standard is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. The new standard is effective for the Company beginning January 1, 2022. The guidance in the new standard has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of ASU 2019-12 on the Company’s consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company beginning January 1, 2024. The Company is currently evaluating the effect of ASU 2020-06 on the Company’s consolidated financial statements and related disclosures.
In May 2021, the FASB issued Accounting Standards Update 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance in ASU 2021-04 requires the issuer to treat a modification of an equity-classified written call option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the option or as termination of the original option and issuance of a new option. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). Under ASU 2021-08, an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The guidance is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. The Company will adopt ASU 2021-08 on January 1, 2024 on a prospective basis. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.
Note 3. Significant Risks and Uncertainties Including Business and Credit Concentrations
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.
Cash accounts in a financial institution may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage of $250 per account ownership category. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
The Company’s accounts receivable has implicit collection risk. The Company grants credit without collateral to their patients, most of whom are local residents and are insured under third-party payor agreements. The Company believes this risk is partially mitigated by the Company’s establishment of long-term agreements and relationships with third-party payors that provide the Company with insight into historic collectability and improve the collections process.
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors at December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Percentage of Net Revenue:
Payor A	17%	15%
Payor B	14%	15%
The concentration of gross receivables on a percentage basis for major payors at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Percentage of Gross Receivables:
Payor B	19%	11%
Payor C	14%	21%
All of the Company’s revenue is generated from Customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors at December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Percentage of Cost of Sales:
Vendor A	50%	55%
Vendor B	48%	45%
The concentration of gross payables on a percentage basis for major payors at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Percentage of Gross Payables:
Vendor B	47%	48%
Vendor A	39%	42%
All others	14%	10%
COVID-19 Pandemic
In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this coronavirus, a pandemic. The resulting measures to contain the spread and impact of COVID-19 and other developments related to COVID-19 have affected the Company’s results of operations during 2021. Where applicable, the impact resulting from the COVID-19 pandemic during the year ended December 31, 2021 and 2020, has been considered, including updated assessments of the recoverability of assets and evaluation of potential credit losses. As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In total, the CARES Act, PPPHCE Act and the CAA authorize $178,000,000 in funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition, the CARES Act provides for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee- for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During the year ended December 31, 2021 and 2020, the Company was a beneficiary of these stimulus measures. The Company’s accounting policies for the recognition of these stimulus monies is as follows.
The Company received $4,993 in Paycheck Protection Program (“PPP”) loans under the CARES Act. PPP loans may be eligible for forgiveness if the funds were used for eligible payroll costs, payments on business mortgage interest payments, rent, or utilities during either the 8- or 24-week period after disbursement (see Note 11). The Company has elected to account for the loans as current debt until such loans are forgiven. Forgiveness was received during the year ended December 31, 2021, and as such, the Company recognized the loan principal balance and accrued interest as a gain on debt extinguishment in the consolidated statement of operations in 2021.
The Company received $2,727 from CMS under the Accelerated and Advance Payment Program which is an advance on future Medicare payments and will be recouped from future payments due to the Company by Medicare after 120 days. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped against Medicare payments according to the repayment terms. As of December 31, 2021 and 2020, the Medicare accelerated payments are reflected within accrued expenses and other current liabilities in the consolidated balance sheets. The Company expects the $2,727 will be fully recouped during 2022.
The Company received funding from United States Department of HHS as part of the Provider Relief Funding under the CARES Act. Provider Relief Funding is paid in the form of a grant and does not require repayment if used to cover lost revenue, as defined, attributable to COVID-19 and healthcare-related expenses, as defined, including qualifying direct labor, paid or purchased to prevent, prepare for, and respond to COVID-19. Under International Accounting Standard No. 20, Accounting for Government Grants (“IAS 20”), grants are recognized when an entity has reasonable assurance that 1) it will comply with the relevant conditions and 2) the grant will be received. The Company recognized the 1,023 and $978 in other income related to the HHS funding in the years ended December 31, 2021 and 2020 by applying IAS 20 by analogy.
Note 4. Accounts Receivable and Notes Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable.
Accounts Receivable as of December 31, 2021 and 2020 consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Oral drug accounts receivable	$2,097	$2,308
Capitated accounts receivable	665	353
FFS accounts receivable	12,530	10,962
Clinical trials accounts receivable	1,823	1,719
Other trade receivables	2,892	1,804
Total	$20,007	$17,146
During the year ended December 31, 2021 and 2020 bad debt related to direct write-offs totaled $48 and $4,233, respectively. Bad debt write-offs were a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts. In the year ended December 31, 2021 and 2020, the Company had bad debt recoveries of $465 and $0, respectively
On February 26, 2020, the Company entered into a Management Services Agreement with Austin J. Ma, M.D. to provide payor contract servicing. The Company issued a $7,500 note in exchange for Austin J. Ma, M.D. exiting existing payor arrangements, pending certain contingencies. The note would be repaid annually through payor contract servicing as part of the Master Services Agreement, and the terms of the note included annual straight-line forgiveness over five years, with $1,500 forgiven each year. During the year ended December 31, 2020, the Company determined the loan would not be repaid and would be fully forgiven. The loan was impaired in full and is recorded in other non-operating expenses for the period ended December 31, 2020.

Note 5. Revenue
Management recognizes revenue in accordance with ASC 606 on the basis of its satisfaction of outstanding performance obligations. Management typically fulfills its performance obligations over time, either over the course of a single treatment (FFS), a month (capitation), or a number of months (clinical research). Management also has revenue that is satisfied at a point in time (dispensary). See Note 2 for summary of the Company’s policies and significant assumptions related to revenue recognition.
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Year Ended December 31,
	2021	2020
Patient services
Capitated revenue	$54,285	$37,381
FFS revenue	69,789	79,436
Subtotal	$124,074	$116,817
Dispensary revenue	72,550	63,890
Clinical research trials and other revenue	6,379	6,808
Total	$203,003	$187,515
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of December 31, 2021 and 2020. Refer to Note 4 for accounts receivable as of December 31, 2021 and 2020.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of December 31, 2021 and 2020, contract liabilities amounted to $220 and $370, respectively. Contract liabilities are presented as “deferred revenue and refund liabilities” under accrued expenses and other current liabilities, refer to Note 9.
Remaining Unsatisfied Performance Obligations
The accounting terms for the Company’s patient services and dispensary contracts do not extend past a year in duration. Additionally, the Company applies the ‘as invoiced’ practical expedient to its clinical research contracts.
Note 6. Inventories
The Company purchases intravenous chemotherapy drugs and oral prescription drugs from various suppliers. See Note 2 for a summary of the Company’s policies relating to intravenous chemotherapy and oral prescription drugs inventory.
The Company’s inventories as of December 31, 2021 and 2020 were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Oral drug inventory	$1,484	$1,414
IV drug inventory	4,954	2,940
Total	$6,438	$4,354

Note 7. Fair Value Measurements and Hierarchy
See Note 2 for a summary of the Company’s policies relating to fair value measurements.
The following table presents the carrying amounts of the Company’s financial instruments at December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Financial assets:
Cash and restricted cash	$115,174	$5,998
Accounts receivable	20,007	17,146
Other receivables	1,237	113
Financial liabilities:
Accounts payable	$15,559	$12,643
Derivative warrant liabilities	2,193	—
Earnout liabilities	60,018	—

The carrying amounts of cash, accounts receivable, other receivables, and accounts payable approximate fair value because of the short maturity and high liquidity of these instruments.
The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis at December 31, 2021:

(in thousands)	Derivative Warrant Liability	Earnout Liability
Balance at December 31, 2020	$—	$—
Private placement warrant liability acquired as part of the Business Combination	5,879	—
Earnout liability acquired as part of the Business Combination	—	84,909
Decrease in fair value included in other expense	(3,686)	(24,891)
Balance at December 31, 2021	$2,193	$60,018
The derivative warrant and earnout liabilities were valued using a Binomal Lattice and Monte-Carlo Simulation Model, respectively, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the warrant and earnouts is the expected volatility of the common stock. A summary of the inputs used in valuing the derivative warrant and earnout liabilities is as follows:

	December 31, 2021			November 12, 2021 (Initial Measurement)
	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout
Unit price	$9.75	$9.75	$9.75	$10.98	$10.98	$10.98
Term (in years)	4.87	1.87	2.87	5.00	2.00	3.00
Volatility	12.80%	35.00%	35.00%	19.00%	35.00%	35.00%
Risk-free rate	1.24%	0.94%	0.94%	1.24%	0.85%	0.85%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Cost of equity	—	11.14%	11.14%	—	10.80%	10.80%
There were no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020. During the year ended December 31, 2020, the Company did not have any Level 3 fair value instruments.

Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
The inputs to estimate the fair value of the Company’s derivative warrant and earnout liabilities were the market price of the Company’s common stock, their remaining expected term, the volatility of the Company’s common stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.
Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock, and an increase in the remaining term of the derivative liabilities would each result in a directionally similar change in the estimated fair value of the Company’s derivative liabilities. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability. The Company has not, and does not plan to, declare dividends on its common stock and, as such, there is no change in the estimated fair value of the derivative warrant liabilities due to the dividend assumption.

Note 8. Property and Equipment, Net
The Company accounts for property and equipment at historical cost less accumulated depreciation. See Note 2 for a summary of the Company’s policies relating to property and equipment.
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	December 31, 2021	December 31, 2020
Computers and software	60 months	$961	$423
Office furniture	80 months	343	271
Leasehold improvements	Shorter of lease term or estimated useful life	3,387	1,685
Medical equipment	60 months	805	515
Construction in progress		518	205
Equipment capital lease assets	Shorter of lease term or estimated useful life	162	163
Less: accumulated depreciation		(1,984)	(1,158)
Total property and equipment, net		$4,192	$2,104
Depreciation expense for the years ended December 31, 2021 and 2020 was $826 and $691, respectively.
Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2021 and 2020 consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Compensation, including bonuses, fringe benefits, and payroll taxes	$3,325	$4,210
Deferred revenue and refund liabilities	592	3,379
Directors and officers insurance premiums	5,009	—
Deferred acquisition consideration (see Note 16)	2,359	50
Other liabilities	2,639	1,813
Total accrued expenses and other current liabilities	$13,924	$9,452
Refund liabilities as of December 31, 2021 and 2020 primarily consist of cumulative adjustments made to capitated and FFS revenue recognized in prior years.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a financing arrangement to pay premiums for directors’ and officers’ (“D&O”) insurance coverage to protect against such losses on November 12, 2021. As of December 31, 2021, the remaining D&O principal balance was $8,020, of which $3,011 is due to be paid in 2023 and classified as an other non-current liability. Additionally, the

Company includes $2,109 of deferred consideration (see Note 16 for details) in other non-current liabilities to reflect when the deferred consideration will be paid.
Note 10. Leases
The Company leases clinics, office buildings, and certain equipment under noncancellable capital and operating lease agreements that expire at various dates through November 2031. See Note 2 for a summary of the Company’s policies relating to leases and Note 15 for the lease commitment disclosure.
Monthly payments for these leases range from $1 to $36. All lease agreements generally require the Company to pay maintenance, repairs, property taxes, and insurance costs, which are variable amounts based on actual costs incurred during each applicable period. The Company had total lease expense of $4,281 and $3,680 at December 31, 2021 and 2020.
The following summarizes the Company’s capital leases:

(in thousands)	December 31, 2021	December 31, 2020
Capital leases:
Machinery and equipment	$162	$163
Accumulated amortization	(69)	(38)
Property, plant, and equipment, net	$93	$125
Current installments of obligations under capital leases	33	31
Long-term portion of obligations under capital leases	63	97
Total capital lease obligations	$96	$128
Note 11. Debt
Short-term debt and current portion of long-term debt at December 31, 2021 and 2020 consists of the following:

(in thousands)	December 31, 2021	December 31, 2020
1% Paycheck Protection Program Loan, due May 13, 2022	$—	$2,000
1% Small Business Administration Loan, due May 2, 2022	—	2,993
1% Paycheck Protection Program Loan, due October 24, 2026	183	—
Current portion of term loan payable	—	375
Short-term debt and current portion of long-term debt	$183	$5,368
The Company accounts for long-term debt net of debt issuance costs. See Note 2 for a summary of the Company’s policies relating to long-term debt. Long-term debt, net of unamortized debt issuance costs and current portion at December 31, 2021 and 2020, consists of the following:

(in thousands)	December 31, 2021	December 31, 2020
Variable Rate Revolving Credit Facility Term Loan, interest at LIBOR plus applicable margin, due February 26, 2025	$—	$7,219
Less:
Unamortized debt issuance costs	—	283
Current portion of term loan payable, net of debt issuance costs	—	375
Long-term debt, net of unamortized debt issuance costs and current portion	$—	$6,561
On May 2, 2020, the Company entered into a SBA loan with MUFG Union Bank, N.A. in the amount of $2,993, with interest bearing at 1%. The maturity date of the loan is May 2, 2022.
On May 13, 2020, the Company entered into a Paycheck Protection Program (“PPP”) loan with Celtic Bank Corporation in the amount of $2,000, with interest bearing at 1%. The maturity date of the loan is May 13, 2022.

The Company recorded a PPP loan as a result of the acquisition of TOI FL on February 12, 2021 with Valley National Bank in the amount of $149, with interest bearing at 1%. The maturity date of the loan is May 4, 2022.
The application for the PPP and SBA funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. The loan proceeds were used to pay for qualifying salaries in 2020 as qualified expenses were paid. The Company applied for forgiveness in December 2020 for the PPP loan and in March 2021 for the SBA loan. Through the TOI FL acquisition, the Company recorded a PPP loan (and corresponding escrow receivable) for which the application for forgiveness was being processed. During the year ended December 31, 2021, the Company received notice of forgiveness for the two PPP and SBA loans. Upon receiving forgiveness, the Company recognized the loan principal balance and accrued interest as a gain on debt extinguishment, with a corresponding write off of the escrow receivable, in the consolidated statements of operations during the year ended December 31, 2021.
In addition to the two PPP loans above, the Company recorded a PPP loan as a result of the acquisition of the practice of Leo E. Orr, MD on November 12, 2021 with Pacific Western Bank in the amount of $183, with interest bearing at 1%. The maturity date of the loan is October 24, 2026. Subsequent to the year ended December 31, 2021, the Company received notice of forgiveness of the loan.
On February 26, 2020 the Company entered into a credit agreement with MUFG Union Bank (“Credit Agreement”), which allows the Company to borrow up to an aggregate principal amount of $10,000 in the form of term loans, revolving credit commitments (“Revolver”), and a letter of credit (“LOC”) facility. The term loans and the Revolver shall bear interest at base rate plus the applicable margin or LIBOR rate plus the applicable margin. The Company can prepay the obligations at their option or upon the occurrence of certain events. The outstanding principal on the term loans will be repaid in quarterly installments equal to (i) $94 on the last business day of each quarter ending December 31, 2023, commencing on June 30, 2020 and (ii) $188 on the last business day of each quarter thereafter. The maturity date of the Credit Agreement is February 26, 2025.
During the period ended December 31, 2021, the Company paid down the outstanding balance on the Revolver and LOC and terminated the Credit Agreement. As of December 31, 2020, the Company has borrowed $7,500 in the form of a term loan from the $10,000 availability of the Credit Agreement, leaving $2,500 available borrowings under the Credit Agreement. As of December 31, 2020, the Company violated certain covenants in the Credit Agreement. On June 18, 2021, the Company entered into an amendment to the Credit Agreement, which reduced the aggregate principal amount from which the Company can borrow to $9,000 and concurrently provided a waiver for the covenant violations. As part of the amendment, the Company paid $2,000 of the outstanding principal balance on the term loan and no additional principal payments are required until the quarter ending March 31, 2022. The Company determined that the amendment to the Credit Agreement meet the definition of a debt modification under ASC 470-50, Modifications and Extinguishments.
Net debt issuance costs are presented as a direct reduction of the Company’s long-term debt in the consolidated balance sheets and amount to $0 and $283 as of December 31, 2021 and 2020, respectively. The amortization of the debt issuance costs was charged to interest expense for all periods presented. The amount of debt issuance costs included in interest expense for the years ended December 31, 2021 and 2020 was approximately $53 and $60, respectively.
The Company paid interest of $224 and $227 on the Credit Agreement term loan for the year ended December 31, 2021 and 2020.
Note 12. Income Taxes
The components of the provision (benefit) for income taxes consists of:

(in thousands)	Current	Deferred	Total
Year ended December 31, 2021:
U.S. federal	$(180)	$(904)	$(1,084)
State and local	750	(338)	413
	$570	$(1,242)	$(671)

(in thousands)	Current	Deferred	Total
Year ended December 31, 2020:
U.S. federal	$822	$(919)	$(97)
State and local	29	(425)	(396)
	$851	$(1,344)	$(493)
The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 21% to pretax income from operations because of the effect of the following items:

(in thousands)	Year Ended December 31,
	2021	2020
Income tax at federal statutory rate	$(2,436)	$(3,111)
State tax, net federal benefit	(241)	(982)
Meals and entertainment	11	—
Transaction costs	349	—
Fines and penalties	28	—
Stock based compensation	(122)	—
Warrant expense	(774)	—
Earnout expense	(5,227)	—
PPP loan forgiveness	(1,058)	—
162(m) Analysis	1,717	—
Change in valuation allowance	6,941	3,597
Other	141	3
Income tax (benefit) expense	$(671)	$(493)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below.

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Deferred rent	$173	$108
Accrued Expenses	606	770
Net operating loss carryforwards	12,686	2,529
Management fees (the Practice)	—	1,828
Impaired assets	1,751	2,086
Deferred revenue	77	182
Stock based compensation	1,088	69
Total gross deferred tax assets	16,381	7,572
Valuation allowance	(14,719)	(5,451)
Net deferred tax assets	1,662	2,121
Deferred tax liabilities:
Property, plant, and equipment	(706)	(331)
Intangibles	(1,327)	(1,575)
Management Fees (TOI)	—	(1,828)
Total gross deferred liabilities	(2,033)	(3,734)
Net deferred tax liabilities	$(371)	$(1,613)
The valuation allowance for deferred tax assets as of December 31, 2021 and 2020, was $(14,719) and $(5,451), respectively. The net change in the total valuation allowance was an increase of $9,268 in 2021 and an increase of $3,597 in 2020.
The valuation allowance at December 31, 2021, was primarily related to net operating loss carryforwards of TOI Parent, TOI CA, and TOI FL that, in the judgment of management, are not more likely than not to be realized. TOI Parent, TOI CA, and TOI FL will elect to file a consolidated 2021 federal return and will continue to file separate state income tax returns. Accordingly, net operating losses of TOI CA and TOI FL can offset taxable income of TOI Parent for federal tax purposes; however they are unable to offset taxable income for state tax purposes. Deferred tax assets and deferred tax liabilities have been separately determined for all groups, as has the valuation allowance assessment for each. The table above reflects the combined deferred tax assets, deferred tax liabilities, and valuation allowance for TOI Parent, TOI CA and TOI FL. Of the $(14,719) total valuation allowance, $(10,457) is attributable to the Federal Group, $(4,128) is attributable to TOI CA, and $(134) is attributable to TOI FL.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect of available carry back and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2021. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
At December 31, 2021, the Company has net operating loss carryforwards for Federal income tax purposes of $44,077, with $35,839 attributable to the Practice and $8,238 attributable to TOI Parent, which are available to offset future Federal taxable income of the Practice and Parent indefinitely. The Company has net operating loss carryforwards for state income tax purposes of $42,281, of which $35,657 is attributable to the Practice and will begin to expire after 2040, and $6,624 is attributable to Parent and will begin to expire after 2041.
Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use is pre-ownership change NOLs to offset its post-ownership change income may be limited. We are in the process of completing an analysis to determine whether the Business Combination resulted in an ownership change to determine if there is a limitation on pre-ownership NOLs. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If it is determined that an ownership change has occurred as a result of the Business Combination or we undergo an ownership change in the future, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. The deferred tax asset associated with the Company’s federal and state net operating losses are fully offset by a valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.
A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2021 and 2020 is as follows:

(in thousands)	December 31, 2021	December 31, 2020
Beginning balance of unrecognized tax benefits	$1,903	$1,903
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions of prior years	(1,804)	—
Reductions due to lapse of applicable statute of limitation	—	—
Settlements	—	—
Ending balance of unrecognized tax benefits	$99	$1,903
The Company does not anticipate a significant change in the amount of its unrecognized tax within the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Due to the Company’s NOL position, no interest or penalties have been recognized with respect to unrecognized tax benefits, as such amounts are considered immaterial. The Company includes unrecognized tax benefits within other non-current liabilities on its consolidated balance sheet.
The Company is subject to taxation in the U.S., California, and Arizona. As of December 31, 2021, the statute of limitations remains open for tax year 2018-current.

The Company has accounted for the changes in net operating loss carryovers as a result of the CARES Act. Specifically, the Company plans to carryback the TOI CA 2020 net operating loss to its 2019 tax year. Other provisions of the CARES Act did not have a material impact on the Company’s financial statements as of December 31, 2021.
Note 13. Stockholders' Equity
The consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization described in Note 1. The balances as of December 31, 2020 and 2019 from the consolidated financial statements of Legacy TOI as of that date, share activity (Legacy TOI preferred stock, Legacy TOI common stock, and additional paid-in capital) and per share amounts were retroactively adjusted, where applicable, using the Common Stock Exchange Ratio.

Common Stock

Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 500,000,000 shares of common stock with a par value of $0.0001. Immediately following the Closing Date and as of December 31, 2021, there were 73,249,042 shares of common stock outstanding.
In connection with the Closing Date, all previously issued and outstanding shares of Legacy TOI preferred stock were converted into Legacy TOI common stock and received i) shares of Company common stock pursuant to a 591:1 ratio of Company common shares to Legacy TOI common shares (the "Common Stock Exchange Ratio") and ii) cash. The Company has retroactively adjusted shares issued and outstanding prior to November 11, 2021 to give effect to the Common Stock Exchange Ratio to determine the number of shares of common stock into which they were converted.
Voting

The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends

Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of December 31, 2021.
Preferred Stock

Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date, there were 163,510 shares of preferred stock outstanding.
Conversion

Each share of preferred stock is convertible, at any time on the part of the holder except with respect to the Beneficial Ownership Limitation (defined below), into 100 shares of common stock.
Blocker/Beneficial Ownership Limitation

The preferred stock is subject to a beneficial ownership limitation such that the preferred stock may not, at any time, be convertible into more than 4.9% of the total number of shares of common stock outstanding (“Beneficial Ownership Limitation”).
Voting

The holders of preferred stock do not have voting rights in the Company.
Dividends

The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of December 31, 2021.

Assumed Public Warrants and Private Placement Warrants

Following the consummation of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
Each warrant entitles the holder to purchase one share of common stock for $11.50 per share. Private warrants held by the initial purchaser or certain permitted transferees may be exercised on a cashless basis.

If the reported last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders, the Company may redeem all the public warrants at a price of $0.01 per warrant upon not less than 30 days’ prior written notice.
If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a cashless basis. The Company will not be required to net cash settle the warrants.
The private warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers of their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
Legacy TOI Common Shares and Series A Preferred Shares
Prior to the Business Combination during 2021, Legacy TOI issued 1,451 shares of Series A Preferred Shares under the Legacy TOI’s original Certificate of Incorporation dated September 10, 2018 and the Legacy TOI’s Shareholders’ Agreement dated September 19, 2018. The Certificate of Incorporation was amended and restated on September 14, 2018 (“Amendment I”) and again on November 6, 2020 (“Amendment II”).
Per the original Certificate of Incorporation, Legacy TOI had authority to issue 30,000 shares, consisting of 20,000 common shares and 10,000 Series A Preferred Shares. The Legacy TOI issued 10,000 shares of Series A Preferred Shares on September 10, 2018 at $0.001 par value per share.
As a result of Amendment I to the Certificate of Incorporation, Series A Preferred shareholders were entitled to a return of capital on their shares prior to any declaration or payment of dividends to common shareholders. The original preferred return was equal to the number of shares held by the preferred shareholder multiplied by the price paid for such shares. In the event of liquidation, dissolution, or winding up of the operations of the Legacy TOI, Series A Preferred shareholders had preferential liquidation rights compared to the common shareholders. As such, the preferred shareholders were entitled to full payment of the original preferred return before the remaining assets of the Legacy TOI were to be distributed to common and preferred shareholders based on their pro-rata share of total outstanding securities. Holders of Series A Preferred Shares were granted one vote, per share, for all matters voted on by the common shareholders of the Legacy TOI.
As a result of Amendment II, the Legacy TOI had the authority to issue 420,000 shares consisting of 400,000 common shares and 20,000 Series A Preferred Shares. Additionally, each outstanding common share was split into 10 common shares. Amendment II resulted in the addition of a conversion option which allows the preferred shareholders to convert the Series A Preferred Shares into common shares. In addition, under Amendment II, the preferred shareholders are entitled to 6% cumulative dividends. Therefore, Amendment II resulted in an extinguishment of old Series A Preferred Shares under the original Certificate of Incorporation and a deemed authorization and issuance of new Series A Preferred Shares. As such, the Legacy TOI recognized Series A Preferred Shares at fair value at the amendment date, with the difference between the fair value and carrying value being recognized in retained earnings. The fair value of the Series A Preferred Shares was derived using a combination of an option pricing method (“OPM”) and common stock equivalent method (“CSE”) which are considered Level 2 and Level 3 inputs, respectively, in the fair value hierarchy.
The assumptions used in the OPM and CSE models are provided in the following tables:

Option-pricing method
Valuation date	11/6/2020
Liquidity event date	12/31/2024
Time to liquidity	4.15 years
Total equity value (in thousands)	$82,000
Annual dividend rate for common stock	0.0%
Annualized volatility	40.0%
Risk-free rate (continuously compounding)	0.3%

Common-stock equivalent method
Valuation date	11/6/2020
Liquidity event date	12/31/2024
Time to liquidity	4.15 years
Total equity value (in thousands)	$82,000
Value per common stock equivalent	$562.06
As of December 31, 2020, dividends had not been declared, no liability associated with the accrued dividends has been recognized, and dividends in arrears were $6,884. In the event of liquidation, Series A Preferred shareholders were entitled to receive payment of assets before distribution to common shareholders. If the full preferential amount is unavailable, the Series A Preferred shareholders would share ratably in the distribution.
Holders of Series A Preferred Shares had 10 votes, per share, for all matters voted upon by the common shareholders of the Company and had the option to convert outstanding Series A Preferred Shares into common shares, at any point in time, by a factor of 1-to-10. The Series A Preferred Shares were historically presented as part of mezzanine equity prior to the Business Combination. As part of the Business Combination, the Series A preferred shares were converted and replaced with New TOI common shares (see Note 16).
As of December 31, 2020, there were 100 common shares outstanding as one option holder of the Legacy TOI’s 2019 Non-Qualified Stock Option Plan exercised their option to purchase the Company’s common shares on September 12, 2020.
In the first quarter of 2021, TOI executed an equity capital raise in separate transactions with 3 accredited investors. A total of 1,451 of the Legacy TOI's Series A Preferred Shares were purchased in exchange for $20,000 and are subject to the terms of Amendment II of the Certificate of Incorporation. As of November 11, 2021 (directly before the Business Combination), there were 11,451 Series A Preferred Shares issued and outstanding and as of December 31, 2020 there were 10,000 Series A Preferred Shares issued and outstanding.
Note 14. Share-Based Compensation
Non-Qualified Stock Option Plan
On January 2, 2019, the Company issued and adopted the 2019 Non-Qualified Stock Option Plan (the “2019 Plan”) to incentivize directors, consultants, advisors, and other key employees of the Company and its subsidiaries to continue their association by providing opportunities to participate in the ownership and further growth of the Company. The 2019 Plan provides for the grant of options (the “Stock Options”) to acquire common shares of the Company.
Stock Options are exercised from the pool of shares designated by the appropriate Committee of the Board of Directors. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The grant date fair value of the service vesting and the performance vesting options is recognized as an expense over the requisite service period and upon the achievement of the performance condition deemed probable of being achieved, respectively. The exercise price of each Stock Option shall be determined by the Committee and may not be less than the fair market value of the common shares on the date of grant. Stock Options have 10-year terms, after which they expire and are no longer exercisable.
The total number of common shares for which Stock Options may be granted under the 2019 Plan shall not exceed 13,640. The 2019 Plan was amended on November 6, 2020, pursuant to which the total number of common shares for which Stock Options may be granted under the 2019 Plan shall not exceed 15,640.

Stock Options become vested upon fulfillment of either service vesting conditions, performance vesting conditions, or both, as determined by the award agreement entered into by the Company and optionee. The service vesting requirement states that: (i) 25% of the service vesting options shall vest on the first anniversary of the grant date and (ii) the remaining 75% shall vest on an equal monthly-basis, so long as the optionee has remained continuously employed by the Company from the date of the award through the fourth anniversary of the grant date. The performance vesting requirement states that Stock Options shall vest upon sale of the Company only if the optionee has been continuously employed by the Company or its subsidiaries from the grant date through the date of such sale of the Company. For the awards vesting based on service conditions only and that have a graded vesting schedule, the Company recognizes compensation expense for vested awards in earnings, net of actual forfeitures in the period they occur, on a straight-line basis over the requisite service period.
Conversion of the Stock Options

In conjunction with the Business Combination, the Company amended and fully restated the 2019 Plan through the establishment of the 2021 Incentive Plan (“2021 Plan”). Pursuant to the 2021 Plan, each remaining legacy Stock Option from the 2019 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to purchase a number of shares of common stock (each such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy TOI stockholders subject to such Stock Option immediately prior to the Business Combination, and (ii) the at an exercise price per share equal to (A) the exercise price per share of such Stock Option immediately prior to the consummation of the Business Combination, divided by (B) the Common Stock Exchange Ratio ("Stock Option Exchange Ratio"). Following the Business Combination, each Exchanged Option that was previously subject to time vesting only, will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former old Stock Option immediately prior to the consummation of the Business Combination. Each Exchanged Option that was previously subject to performance vesting, will no longer be subject to the sale of the Company, and was modified to include service requirements only, under which, the Exchange Options will vest on a monthly-basis, so long as the optionee has remained continuously employed by the Company from the date of the Business Combination through the third anniversary of the Closing Date. The Company treated the Exchanged Options that were previously subject to performance conditions as a new award granted at the Closing Date. The Exchanged Options that were previously subject to service vesting only were not modified as a result of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.
As of the Closing Date, the 11,850 Stock Options outstanding under the 2019 Plan were converted into 6,925,219 Exchanged Options after effect of the Common Stock Exchange Ratio. This effect of the Common Stock Exchange Ratio has been retroactively adjusted throughout the Company's consolidated financial statements.
In addition, the shares of the Company common stock reserved for future issuance under the 2021 Plan is equal to the sum of (i) 7% of the aggregate number of shares of DFPH common stock outstanding on a fully diluted basis as Closing Date; (ii) up to 634,067 shares of Company common stock which are subject to options outstanding under the 2019 Plan; (iii) an annual increase on January 1 of each calendar year (commencing January 1, 2022 and ending on and including January 1, 2031) equal to a number of shares of common stock equal to 4% of the aggregate shares of Common Stock outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year (or such lesser number of shares as is determined by the Board), subject to adjustment by the plan administrator in the event of certain changes in our corporate structure, as described below, and (iv) up to 1,178,065 option holder earnout shares or stockholder earnout shares which may become available for issuance under the 2021 Plan. At December 31, 2021 and 2020, there were 7,722,417 and 399,900, respectively, common shares of the Company authorized and unissued. The Company issued immaterial amounts of stock options to non-employees for the years ended December 31, 2021 and 2020.
The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the 2021 and 2020 Stock Options are provided in the following table:

	2021	2020
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	35.00% to 40.20%	35.00% to 40.20%
Risk-free interest rate	0.76% to 1.30%	0.51% to 2.62%
Expected term (years)	7	7

The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the periods indicated is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2021	8,683,952	$0.85
Granted	1,182,218	1.08
Exercised/Cashed-Out	(2,175,986)	0.87
Forfeited	(769,004)	0.87
Expired	—	—
Balance at December 31, 2021	6,921,180	$0.88	8.92	$61,379
Vested Options Exercisable at December 31, 2021	1,821,909	$0.87	7.78	$16,185

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2020	5,823,369	$0.85
Granted	4,190,067	0.86
Exercised	(58,439)	0.85
Forfeited	(1,271,045)	0.85
Expired	—	—
Balance at December 31, 2020	8,683,952	$0.85	8.94	$—
Vested Options Exercisable at December 31, 2020	742,174	$0.85	8.25	$—
Total share-based compensation expense during the years ended December 31, 2021 and 2020 was $1,775, excluding costs associated with rolled over units and new units issued or replaced in connection with the Business Combination, and $151, respectively. In addition, pursuant to the Business Combination, the Company accelerated and settled in cash 3,724 Legacy TOI Stock Options in a total cash amount of $20,597. The Company recognized compensation expense in the amount of $19,953 related to the share-based compensation units that are subject to performance vesting conditions immediately prior to the Business Combination.

In June 2021, the Company and certain participants in the Plan entered into agreements to amend the terms of the Stock Options previously issued to the participants during the first two quarters of 2021. The amendment primarily related to updating the exercise price, vesting conditions, and the number of Stock Options. The modification to the Stock Options resulted in immaterial incremental share-based compensation expense recorded in the Company's statement of operations.
At December 31, 2021 and 2020, there was $33,153 and $492, respectively, of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan and 2019 Plan, respectively, that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.98 and 3.05 years for the 2021 and 2020, respectively. The total fair value of common shares vested during the years ended December 31, 2021 and 2020 was $1,349 and $98 respectively.
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

Agajanian Holdings (“Holdings”), a holder of Series A Preferred Shares of Legacy TOI, entered into arrangements with physicians employed by the TOI PCs to issue RSAs which represent Series A Preferred Shares of Legacy TOI. The Legacy TOI RSAs only have performance vesting requirements linked to the sale of the Company so long as the optionee remains continuously and actively employed by the Company’s subsidiaries through the vesting date.

Conversion of the RSAs

Each of the Legacy TOI RSAs, from the Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an RSU equal to the product (rounded down to the nearest whole number) of (i) the number of shares of RSAs immediately prior to the Business Combination, (ii) conversion rate of 1:10 of the Series A Preferred Shares of Legacy TOI, and (iii) the Common Stock Exchange Ratio. Following the Business Combination, each RSU will no longer be subject to the sale of the Company event in order to vest, but was modified to include service requirements only. The service vesting requirement states that: (i) 16.67% of the RSUs shall vest on the sixth month anniversary of the Closing Date, and (ii) the remaining 83.33% shall vest on an equal quarterly-basis, so long as the optionee has remained continuously employed by the Company from the date of the award through the third anniversary of the grant date. The Company treated the RSUs that were previously subject to performance conditions as a new award granted at the Closing Date. All RSAs activity was retroactively restated to reflect the RSUs.

As of the Closing Date, the 2,210 RSAs outstanding under the Plan were converted into 1,291,492 RSUs upon the completion of the Business Combination after effect of the Common Stock Exchange Ratio. This effect of the Common Stock Exchange Ratio has been retroactively adjusted throughout our consolidated financial statements.

The grant date fair value of the RSUs as of Closing Date was determined to be $10.98 based on the fair value of the Company’s common share at that date.

A summary of the activity for the RSUs and RSAs for the years ended December 31, 2021 and 2020, respectively, are shown in the following table:

Number of shares
Balance at January 1, 2021	1,390,839
Granted	—
Forfeited	(99,347)
Balance at December 31, 2021	1,291,492

Number of shares
Balance at January 1, 2020	543,475
Granted	1,098,651
Forfeited	(251,287)
Balance at December 31, 2020	1,390,839
The sale of the Company is not considered probable until consummation of the transaction, and therefore, for the year ending December 31, 2020 and prior to the Business Combination, no compensation costs were recognized related to the RSAs. The total share-based compensation expense during the period between the Closing Date and December 31, 2021 was $640 related to the RSUs.
As of December 31, 2021 and 2020, there was $13,541 and $1,160 of unrecognized compensation expense related to the RSUs and RSAs, respectively, that are expected to vest. That cost is expected to be recognized over a weighted average period of 3 years as of December 31, 2021. As of December 31, 2021, none of the RSUs have been vested.
2020 Sale Bonus Plan
Starting December 2020, the Company issued bonus awards under the 2020 Sale Bonus Plan (the “Bonus Plan”) along with the Stock Options with performance vesting conditions to certain physicians of the Practice. The Stock Options and the bonus awards under the Bonus Plan vest upon the sale of the Company. The bonus award the optionee is eligible for is equal to the exercise price of the Stock Option, and is intended to incentivize the physicians to remain employed with the Practice.
The Company accounts for the bonus awards in accordance with ASC Topic No. 710, Compensation — General (“ASC 710”). The sale of the Company is not considered probable until consummation of the transaction, and therefore, for the year ended December 31, 2020, no liability associated with the bonus awards have been recognized by the Company.

In conjunction with the Business Combination, the Company settled the 2020 Sale Bonus Plan obligation in cash at the Closing Date, in the amount of $635.
Earnout Shares granted to Employees

As described in Note 2, the Company issued Earnout Shares to Legacy TOI option holders and Legacy RSU holders (“Option-holders Earnout” and “RSU-holders Earnout”, respectively, together “Employees Earnout Shares”).
The Option-holders Earnout vests upon the Company common stock achieving the price per share as provided in Note 2, so long as the optionee has remained continuously employed by the Company at that date. The RSU-holders Earnout vests upon (a) the Company common stock achieving the price per share as provided in Note 2, and (b) the underlying RSU vested, so long as the optionee has remained continuously employed by the Company at that date.
The grant date fair value of the First Earnout Shares and Second Earnout Shares as of Closing Date was determined to be $8.35 and $7.67, respectively. The assumptions used in the Monte-Carlo Simulation model for the Earnout Shares granted on the Closing Date are provided in the following table:

November 12, 2021
Valuation assumptions
Expected dividend yield	—%
Expected volatility	35.00%
Risk-free interest rate	0.85%

A summary of the activity for the Employees Earnout Shares for the years ended December 31, 2021 is shown in the following table:

Number of shares
Balance at January 1, 2021	$—
Granted	1,603,322
Forfeited	(887)
Balance at December 31, 2021	$1,602,435

The total share-based compensation expense during the period between the Closing Date and December 31, 2021 was $2,166.

As of December 31, 2021, there was $9,685 of unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest. That cost is expected to be recognized over a weighted average period of 0.84 years as of December 31, 2021. As of December 31, 2021, none of the Employee Earnout Shares have vested.

Note 15. Commitments and Contingencies
The Company evaluates contingencies based upon available evidence. In addition, allowances for losses are provided each year for disputed items which have continuing significance. The Company believes that allowances for losses have been provided to the extent necessary, and that its assessment of contingencies is reasonable. Due to the inherent uncertainties and subjectivity involved in accounting for contingencies, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. To the extent that the resolution of contingencies results in amounts which vary from management’s estimates, future operating results will be charged or credited. The principal commitments and contingencies are described below.
Leases
The Company leases its offices, clinics and certain equipment under non-cancellable operating leases, and certain equipment under capital lease agreements, that expire at various dates through 2031. The Company has 56 rental agreements for property. Additionally, the Company has 4 rental agreements for medical equipment classified as capital leases.
Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2021 were:

(in thousands)	Capital leases	Operating leases
Year ending December 31:
2022	$37	$4,263
2023	37	3,946
2024	29	3,291
2025	—	2,718
2026	—	1,954
Thereafter	—	1,044
Total minimum lease payments	$103	$17,216
Less: amount representing interest (6% interest rate)	(7)
Present value of net minimum capital lease payments	$96
Less current installments of obligations under capital leases	(33)
Obligations under capital leases, excluding current installments	$63
Legal Matters
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. In the opinion of Management, the outcome of such matters will not have a material effect on the Company’s consolidated financial statements. Loss contingencies entail uncertainty and a possibility of loss to an entity. If the loss is probable and the amount of loss can be reasonably estimated, the loss should be accrued according to Accounting Standards Codification No. 450-20, Disclosure of Certain Loss Contingencies. As of the end of December 31, 2021, the Company settled a loss contingency for a legal matter related to an employee lawsuit for $350.
Indemnities
The Company’s Articles of Incorporation and bylaws require it, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines, and settlements, paid by the individual in connection with any action, suit, or proceeding arising out of the individual’s status or service as its director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessor in connection with its facility lease for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments it could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.
The Health Insurance Portability and Accountability Act
The Health Insurance Portability and Accountability Act (“HIPAA”) assures health insurance portability, reduces healthcare fraud and abuse, guarantees security and privacy of health information, and enforces standards for health information. Organizations are required to be in compliance with HIPAA provisions. The Health Information Technology for Economic and Clinical Health Act (“HITECH”) imposes notification requirements in the event of certain security breaches relating to protected health information. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. The Company believes it is in compliance with these laws.
Regulatory Matters
Laws and regulations governing the Medicare program and healthcare generally, are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medi-Cal programs.
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of December 31, 2021 and 2020.
Liability Insurance
The Company believes that its insurance coverage is appropriate based upon the Company’s claims experience and the nature and risks of the Company’s business. In addition to the known incidents that have resulted in the assertion of claims, the Company cannot be certain that its insurance coverage will be adequate to cover liabilities, arising out of claims asserted against the Company or the Company’s affiliated professional organizations, in the future where the outcomes of such claims are unfavorable.
The Company believes that the ultimate resolution of all pending claims, including liabilities in excess of the Company’s insurance coverage, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have such a material adverse effect on the Company’s business. Contracted physicians are required to obtain their own insurance coverage.
Note 16. Business Combinations
During the year ended December 31, 2021, the Company merged with DFPH with the intent to raise capital and gain access to the public markets. Additionally, the Company closed on five business combinations and one asset acquisition, consistent with the intent to strategically grow its existing markets and expand into new markets.
During the year ended December 31, 2020, the Company closed on a business combination with the intent to strategically grow its existing markets.
DFPH-Legacy TOI Merger
On June 28, 2021, DFPH, Orion Merger Sub I, Inc. ("First Merger Sub"), and Orion Merger Sub II, LLC ("Second Merger Sub") entered into an agreement and plan of merger ("Merger Agreement") with Legacy TOI to affect the Business Combination. In connection with the Business Combination, DFPH entered into subscription agreements with certain investors (the “PIPE Investors”), whereby it issued 17.5 million shares of common stock at $10.00 per share and 100,000 shares of preferred share (collectively, the “PIPE Shares”) for an aggregate investment of $275,000 (“PIPE Investment”), which closed simultaneously with the consummation of the Business Combination.
On the Closing Date, (i) First Merger Sub merged with and into Legacy TOI, with Legacy TOI being the surviving corporation and (ii) immediately following, Legacy TOI merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity and a wholly owned subsidiary of DFPH.
The total merger consideration on the Closing Date was $762,052, consisting of $595,468 in share consideration (consisting of 51.3 million shares of DFPH common stock issued to Legacy TOI at $10.00 per share as well as shares of DFPH common stock issuable per restricted stock units and the exercise of Legacy TOI stock options), and $166,584 in cash. Gross proceeds from the transaction were $333,946. Of that, $167,510 was cash consideration to Legacy TOI equity holders. Legacy TOI also issued 12.5 million shares of common stock pursuant to the terms of an earnout (“Earnout Shares”). The earnout shares are allocable to both Legacy TOI stockholders and Legacy TOI option holders. In connection with the Business Combination, the Company incurred $39,914 of equity issuance costs, consisting of advisory, legal, deferred underwriting, share registration, and other professional fees, of which $6,769 was ascribed to the earnout liability and expensed with the remainder being netted against additional paid-in capital.
On the Closing Date, shares of DFPH common stock that were not otherwise redeemed as part of the DFPH public stockholder vote were automatically converted into shares of TOI common stock on a one-for-one basis. Further, PIPE Shares as well as DFPH common stock that was not otherwise forfeited or subject to earnout automatically converted into TOI common stock on a one-for-one basis. Additionally, holders of DFPH forfeited 555,791 Private Placement Warrants.
All periods prior to the Closing Date reflect the balances and activity of Legacy TOI. The consolidated balances as of December 31, 2020 from the audited consolidated financial statements of Legacy TOI as of that date, share activity (convertible redeemable preferred stock and common stock) and per share amounts in these consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 591:1. All previously issued and outstanding shares of Legacy TOI preferred stock classified as mezzanine equity were converted into Legacy TOI common stock and was retroactively adjusted and reclassified to permanent equity as a result of the reverse recapitalization. As a result of the Business Combination, $142,557 of additional paid-in capital was recognized.

As of December 31, 2021, the Company had 10,000,000 shares authorized of Series A Common Equivalent Preferred Stock, $0.0001 par value, of which none were issued and outstanding as of December 31, 2020.
Practice Acquisitions
For the acquisition of various clinical practices, the Company applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition dates. The Company realized $3,023 cumulative revenue and $1,454 cumulative net loss from the clinical practices acquired in it its consolidated statement of operations for the year ended December 31, 2021.

Raiker Practice Acquisition

On February 12, 2021 ("Raiker Acquisition Date"), the Company entered into an asset purchase agreement and master services agreement ("Raiker MSA") with Anil N Raiker, M.D., P.L.C., d/b/a Pinellas Cancer Center (the "Raiker Practice") and Anil Raiker, M.D., an individual. Pursuant to the asset purchase agreement, the Company purchased from PCC certain non-clinical assets, properties, and rights. Pursuant to the Raiker MSA, TOI Management established an ongoing management services agreement which grants TOI Management the right to control the non-clinical and management operations of the Raiker Practice. Anil Raiker, M.D. continued to own all of the issued and outstanding equity interests of the Raiker Practice.

Pursuant to the Raiker MSA, and as further described in Note 17, TOI Management became the Raiker Practice's primary beneficiary and thus consolidated the Raiker Practice and its subsidiaries. The consolidation of the Raiker Practice (the "Raiker Practice Acquisition") at the Raiker Acquisition Date constituted a business combination in accordance with ASC 805.

The total consideration for the Acquisition was $1,710, comprised of a cash payment of $892 and deferred consideration of $818. The deferred cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (February 12, 2022 and 2023, respectively). Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.

Subsequent to the Acquisition, the Company filed an amendment to the articles of incorporation of PCC to legally change the name to The Oncology Institute FL, LLC (TOI FL). The change was solely nominal, and the legal form, tax attributes, and books and records of PCC all remained.

The revenues, earnings, and pro forma effects of the Acquisition are not, and would not have been, material to the results of operations, individually and in aggregate.

Grant Practice Acquisition

On November 12, 2021 ("Grant Acquisition Date"), the Company acquired certain non-clinical assets of Ellsworth Grant, M.D., A Medical Corporation (the “Grant Practice”) from Ellsworth Grant, M.D. (“Dr. Grant”). Further TOI CA (the “Clinical Buyer”, and together with TOI Management, “Buyers”) acquired certain clinical assets of the Grant Practice from Dr. Grant. Intangible assets of $450 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 10 years The Buyers transferred cash consideration of $849 and deferred consideration of $200 to Dr. Grant for the purchase. The deferred cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (November 12, 2022 and 2023, respectively). Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.

Orr Practice Acquisition

On November 12, 2021 ("Orr Acquisition Date"), the Company acquired certain non-clinical assets of Leo E. Orr, M.D., Inc. (the “Orr Practice”) from Leo E. Orr, M.D. (“Dr. Orr”). Further TOI CA (the “Clinical Buyer”, and together with TOI Management, “Buyers”) acquired certain clinical assets of the Orr Practice from Dr. Orr. Intangible assets of $150 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 10 years The Buyers transferred cash consideration of $816 and deferred consideration of $200 to Dr. Orr for the purchase. The deferred cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (November 12, 2022 and 2023, respectively). Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.

Dave Practice Acquisition

On November 19, 2021 ("Dave Acquisition Date"), the Company acquired certain non-clinical assets of Sulaba Dave M.D., d.b.a. Radiation Oncology Associates (the “Dave Practice”) from Sulaba Dave M.D. (the “Dr. Dave”). Further TOI CA (the “Clinical Buyer”, and together with the TOI Management, “Buyers”) acquired certain clinical assets of the Dave Practice from Dr. Dave. Intangible assets of $77 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 10 years. The Buyers transferred cash consideration of $2,000 and deferred consideration of $750 to Dr. Dave for the purchase. The deferred cash consideration is to be paid in three equal installments on the six, twelfth, and eighteen month anniversaries of the transaction closing date (May 19, 2022, November 19, 2022, and May 19, 2023, respectively). Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.

Yang Practice Acquisition

On December 9, 2021 ("Yang Acquisition Date"), the Company, acquired certain non-clinical assets of Global Oncology, Inc. (the “Yang Practice”) from Dr. Honghao Yang M.D. (“Dr. Yang”). Further TOI CA (together with TOI Management, “Buyers”) acquired certain clinical assets of the Practice from Dr. Yang. Intangible assets of $68 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 10 years. The Buyers transferred cash consideration of $4,615 and deferred consideration of $2,500 to Dr. Yang for the purchase. The deferred cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (February 12, 2022 and 2023, respectively). The Transaction resulted in the sale of nearly all assets of the practice. Additionally, on the Yang Acquisition Date, Dr. Yang entered into an employment agreement with the Clinical Buyer whereupon Dr. Yang will provide professional services to the Clinical Buyer.

Zevallos Practice Acquisition

During the year ended December 31, 2020, the Company acquired a clinical practice, Manuel Zevallos, MD, a Professional Corporation, for $100 in cash and $50 in deferred cash consideration ("Zevallos Practice Acquisition"), which was paid during the year ended December 31, 2021. The acquisition was only for goodwill and no assets or liabilities were acquired. Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value

The revenues, earnings, and pro forma effects of the acquisition are not, and would not have been, material to the results of operations, individually and in aggregate.

Summary of Consideration Transferred

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. The purchase consideration for the acquisitions has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired including a residual amount of tax deductible goodwill of approximately $1,453 for the Raiker acquisition, $550 for the Grant acquisition, $837 for the Orr acquisition, $2,645 for the for the Dave acquisition, and $6,913 for the Yang acquisition.

Acquisition costs amounted to $476 in the aggregate for the year ended December 31, 2021, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of operations.

The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed.

(in thousands)	Raiker Acquisition	Grant Acquisition	Orr Acquisition	Dave Acquisition	Yang Acquisition	Total
Consideration:
Cash	$892	$849	$816	$2,000	$4,615	$9,172
Deferred	818	200	200	750	2,500	4,468
Fair value of total consideration transferred	$1,710	$1,049	$1,016	$2,750	$7,115	$13,640

Estimated fair value of assets acquired and liabilities assumed:
Cash	$65	$—	$—	$—	$—	$65
Accounts receivable	398	—	183	—	—	581
Inventory	62	49	16	—	115	242
Property and equipment, net	—	—	13	35	19	67
Clinical contracts	—	450	150	77	68	745
Goodwill	1,454	550	837	2,645	6,913	12,399
Total assets acquired	1,979	1,049	1,199	2,757	7,115	14,099
Accounts payable	120	—	—	—	—	120
Accrued liabilities	—	—	—	7	—	7
Current portion of long term debt	149	—	183	—	—	332
Total liabilities assumed	269	—	183	7	—	459
Net assets acquired	$1,710	$1,049	$1,016	$2,750	$7,115	$13,640

The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. The fair values assigned to the assets acquired are based on estimates and assumptions from data that is readily available.

Summary of Unaudited Supplemental Pro Forma Information

The pro forma results presented below include the effects of the Grant Acquisition, Orr Acquisition, Dave Acquisition, and Yang Acquisition, as if they had occurred on January 1, 2020. The pro forma results for the year ended December 31, 2020 include the additional amortization resulting from the adjustments to the value of intangible assets resulting from purchase accounting. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The pro forma information does not purport to be indicative of what the Company's results of operations would have been if the acquisitions had in fact occurred at the beginning of the period presented and is not intended to be a projection of the Company's future results of operations. Transaction expenses are included within the pro forma results. The pro forma results for the year ended December 31, 2021 are not included since it is impracticable to obtain the financial information of the various acquirees, since such information has not been individually prepared and is not available without the expenditure of significant additional effort and time.

(in thousands)	Year Ended December 31,
2020
Revenue	$202,316
Net loss	$(12,195)

Mendez Asset Acquisition

On May 1, 2021, TOI Management, through PCC, entered into a purchase agreement to acquire certain clinical assets from Oncology Association, P.A. ("OA") from Pedro Mendez, M.D. Management determined the acquisition of OA is an asset acquisition. The Company paid $500, consisting of cash and deferred cash consideration, in exchange for intangible assets in the form of payor contracts. The entire $500 was assigned to the payor contract intangible asset class with a weighted average amortization period of 10 years.

Note 17. Variable Interest Entities
The Company prepares its consolidated financial statements in accordance with Accounting Standards Codification Topic No. 810, Consolidations (“ASC 810”), which provides for the consolidation of VIEs of which an entity is the primary beneficiary.
Pursuant to the MSAs established with the TOI PCs, TOI Management is entitled to receive a management fee, which represents a variable interest in and the right to receive the benefits of the TOI PCs. Through the terms of the MSAs, TOI Management receives the right to direct the most significant activities of the TOI PCs. Therefore, the TOI PCs are variable interest entities and TOI Management is the primary beneficiary that consolidates the TOI PCs, and their subsidiaries.
The consolidated financial statements include the accounts of TOI and its subsidiaries and VIEs. All inter-company profits, transactions, and balances have been eliminated upon consolidation.

(in thousands)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and restricted cash	$1,618	$20
Accounts receivable	20,007	17,146
Other receivables	935	49
Inventories, net	6,438	4,354
Prepaid expenses	781	719
Total current assets	29,779	22,288
Other assets	276	201
Intangible assets, net	1,181	—
Goodwill	11,096	150
Total assets	$42,332	$22,639
Liabilities
Current liabilities:
Accounts payable	$14,204	$11,953
Income taxes payable	132	—
Accrued expenses and other current liabilities	5,539	6,039
Current portion of long-term debt	183	2,000
Amounts due to affiliates	56,312	19,883
Total current liabilities	76,370	39,875
Other non-current liabilities	3,203	551
Deferred income taxes liability	6	—
Total liabilities	$79,579	$40,426
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA and TOI FL, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA or TOI FL, however. As such, in 2021, net loss of $10,927 and $0 was attributable to TOI and to the noncontrolling interest, respectively. In 2020, net loss of $14,322 and $0 was attributable to TOI and to the noncontrolling interest, respectively.
Note 18. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value and other intangible assets at acquisition-date fair value less accumulated depreciation. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets.

Intangible Assets
As of December 31, 2021, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(6,152)	$13,248
Trade names	10 years	4,170	(1,350)	2,820
Clinical contracts	10 years	2,909	(732)	2,177
Total intangible assets		$26,479	$(8,234)	$18,245
As of December 31, 2020, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$18,900	$(4,283)	$14,617
Trade names	10 years	4,170	(945)	3,225
Clinical contracts	10 years	2,164	(490)	1,674
Total intangible assets		$25,234	$(5,718)	$19,516
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of December 31, 2021 is as follows:

(in thousands)	Amount
Year ending December 31:
2022	$2,684
2023	2,639
2024	2,639
2025	2,639
2026	2,617
Thereafter	5,027
Total	$18,245
The aggregate amortization expense during the years ended December 31, 2021 and 2020 were $2,516 and $2,487, respectively.
Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of December 31, 2021 and 2020 is as follows:

(in thousands)	December 31, 2021	December 31, 2020
Patient services	$21,443	$9,044
Dispensary	4,551	4,551
Clinical trials & other	632	632
Total goodwill	$26,626	$14,227

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Balance as of January 1:
Gross goodwill	$14,227	$14,077
Goodwill acquired during the period	12,399	150
Accumulated impairment losses	—	—
Goodwill, net as of December 31	$26,626	$14,227
Note 19. Net Loss Per Share
The following table sets forth the computation of the Company's basic and diluted net loss per share to common stockholders for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Net loss attributable to TOI (in thousands)	$(10,927)	$(14,322)
Basic and diluted weighted average shares outstanding	66,230,606	59,117,723
Basic and diluted net loss per share attributable to TOI	$(0.16)	$(0.24)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2021	2020
Stock options	6,921,180	8,683,952
RSUs	1,291,492	1,390,839
Earnout Shares	1,602,435	—
Public Warrants	5,749,986	—
Private Warrants	3,177,542	—
The Earnout Shares are excluded from basic and diluted EPS since they are contingently issuable. Given the market conditions have not been achieved, the contingency has not been met and therefore the Earnout Shares are not included in basic and diluted weighted average shares outstanding.
See Note 14 for further details regarding stock options and restricted stock units. See Note 2 for further details regarding terms of the earnout and warrants.
Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other. in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
A brief description of each of the Company’s segments is as follows:
Patient Services
The Company provides oncology treatment and care to patients. As part of the patient services segment, the Company provides a variety of services including physician services, in-house infusion and pharmacy, radiology, educational seminars, support groups, counseling, and 24/7 patient assistance.
Dispensary
The Company sells oral prescription drugs directly through its dispensary. The Company purchases these drugs from various manufacturers and fills the prescription using its specialized expertise and knowledge of each individual patient’s needs.

Clinical Trials & Other
The Company enters into contracts to perform clinical research trials. As part of the clinical trials & other segment, the Company conducts cancer clinical trials through a network of experienced cancer care specialists for a broad range of pharmaceutical and medical device companies. The “other” portion of clinical trials & other consists of miscellaneous ancillary sources of revenue and expenses such as, medical supplies, biohazardous medical waste, and management fees.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Year Ended December 31,
	2021	2020
Revenue
Patient services	$124,074	$116,817
Dispensary	72,550	63,890
Clinical trials & other	6,379	6,808
Consolidated revenue	203,003	187,515

Direct costs
Patient services	99,401	95,747
Dispensary	62,102	53,907
Clinical trials & other	652	982
Total segment direct costs	162,155	150,636

Depreciation expense
Patient services	659	940
Dispensary	1	—
Clinical trials & other	123	7
Total segment depreciation expense	783	947

Amortization of intangible assets
Patient services	2,305	1,863
Dispensary	—	—
Clinical trials & other	211	213
Total segment amortization	2,516	2,076

Operating income
Patient services	21,709	18,267
Dispensary	10,447	9,983
Clinical trials & other	5,393	5,606
Total segment operating income	37,549	33,856

Selling, general and administrative expense	83,365	41,898
Non-segment depreciation and amortization	42	155
Total consolidated operating loss	$(45,858)	$(8,197)

(in thousands)	December 31, 2021	December 31, 2020
Assets
Patient services	$44,223	$36,446
Dispensary	4,277	4,319
Clinical trials & other	14,504	5,487
Non-segment assets	140,435	19,437
Total assets	$203,439	$65,689

Note 21. Related Party Transactions
Related party transactions include payments to the American Institute of Research, Havencrest Capital Management, L.L.C., M33 Growth L.L.C., Mark L. Pacala, Richy Agajanian M.D., Roca Partners L.L.C. and Veeral Desai. The American Institute of Research provides consulting services to the Company. Havencrest Capital Management L.L.C. and M33 Growth L.L.C. provide management services to the Company. These entities have an equity stake in the Company and payments constitute consideration in exchange for the services provided. Mark L. Pacala and Roca Partners L.L.C. also have an equity stake in the Company and payments to these owners constitute expense reimbursement for traveling to Board meetings. Richy Agajanian M.D. was the representative shareholder of the Practice through December 31, 2020 and payments to him are compensation for his services related to clinical research trials.
Related Party payments for the years ended December 31, 2021 and 2020 were as follows:

(in thousands)	Year Ended December 31,
	2021	2020
American Institute of Research	$152	$159
Havencrest Capital Management, LLC	166	233
M33 Growth LLC	353	183
Mark L. Pacala	—	3
Richy Agajanian MD	21	24
Veeral Desai	52	38
Roca Partners LLC	—	1
Total	$744	$641
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as described below.
Management’s Report on Internal Control Over Financial Reporting
For purposes of filing our first annual report with the SEC following our reverse acquisition with a public company, per the guidance provided in Section 215.02 of the SEC's Compliance and Disclosure Interpretations, we have not included management's report on internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will be required to disclose changes made in our internal controls and procedures in our quarterly reports beginning with the report for the period ending March 31, 2022 and provide management's report on internal controls over financial reporting beginning with the report for the year ending December 31, 2022. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of (a) the year following our first annual report required to be filed with the SEC or (b) the year following a year during which we cease to be considered an "emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. If we fail to remediate these material weaknesses, determine that our internal controls over financial reporting are not effective, discover areas that need improvement in the future or discover additional material weaknesses, these shortcomings could have an adverse effect on our business and financial results, and the price of our common stock could be negatively affected.
We completed a reverse acquisition on November 11, 2021. In the period between the consummation date of the reverse acquisition and the date of this annual report, it was not possible for us to conduct an assessment of the accounting acquirer's internal control over financial reporting. However, as part of the forms filed in conjunction with the reverse acquisition and as disclosed in "Item 1A. Risk Factors" in this filing, we have identified deficiencies in our control environment. These deficiencies include material weaknesses related to: (i) segregation of duties in the financial closing and reporting process; (ii) internal controls over review of complex accounting transactions and (iii) internal control over reviews of revenue process.
We will need to address these material weaknesses. During 2021, we began the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Further, our management is preparing a remediation plan to be instituted in 2022 under the oversight of the Audit Committee. The plan is expected to involve hiring and training additional qualified personnel, performing detailed risk assessments in key process areas to identify risks of material misstatement, further document and implement control procedures to address the identified risks of material misstatements, and implement monitoring activities over such control procedures.
Changes in Internal Control over Financial Reporting
Except with respect to the changes in connection with the implementation of the initiatives to remediate the deficiencies noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
On November 12, 2021, DFPH held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, a total of 28,750,000 (81.75%) of DFPH’s issued and outstanding shares of common stock held of record as of September 23, 2021, the record date for the Special Meeting, were present either in person or by proxy, which constituted a quorum. DFPH’s stockholders voted on the following proposals each of which is described in greater detail in the proxy statement/prospectus filed by DFPH with the SEC on October 20, 2021 (the “Proxy Statement”). The final vote tabulation for each proposal is set forth below.

1.The Business Combination Proposal. To consider and vote upon a proposal approve the Agreement and Plan of Merger, dated as of June 28, 2021 (as it may be amended and/or restated from time to time, the “Merger Agreement”), by and among DFPH, First Merger Sub, Second Merger Sub and TOI Parent, , and the transactions contemplated thereby, pursuant to which (i) the First Merger Sub will merge with and into TOI (the “First Merger”), with TOI being the surviving corporation, (ii) immediately following the First Merger, TOI will merge with and into the Second Merger Sub, with the Second Merger Sub being the surviving entity and a wholly owned subsidiary of DFPH, and (iii) DFPH will change its name to “The Oncology Institute, Inc.(such proposal, the “Business Combination Proposal”):

Votes For	Votes Against	Abstentions	Broker Non-Votes
23,328,270	175,629	—	—

2.The Stock Issuance Proposal. To consider and vote upon a proposal to approve, assuming the Business Combination Proposal is approved and adopted, for purposes of complying with the applicable listing rules of Nasdaq (each, a “Nasdaq Listing Rule”), (i) the issuance of DFP Class A Common Stock, par value $0.0001 per share (the “DFP Class A Common Stock”) pursuant to the Merger Agreement and up to 12,500,000 additional Earnout Shares and (ii) the issuance and sale of up to 27,500,000 newly issued shares of DFP Class A Common Stock in a private placement with certain institutional and accredited investors, including Deerfield Private Design Fund IV, L.P. and Deerfield Partners, L.P., to the extent such issuances would require a stockholder vote under the applicable Nasdaq Listing Rules (the “Stock Issuance Proposal”):

Votes For	Votes Against	Abstentions	Broker Non-Votes
23,328,270	175,629	—	—

3.The Charter Proposal. To consider and vote upon a proposal to approve, assuming the Business Combination Proposal and the Stock Issuance Proposal are approved and adopted, a proposed third amended and restated certificate of incorporation (the “Proposed Charter”) of DFPH, which will amend and restate the second amended and restated certificate of incorporation of DFPH, dated March 10, 2020, which the Proposed Charter will be in effect upon the closing of the Business Combination (the “Charter Amendment Proposal”):

Votes For	Votes Against	Abstentions	Broker Non-Votes
23,328,270	175,629	—	—

4.The Advisory Charter Proposals. To consider and vote upon separate proposals to approve, on a non-binding advisory basis, the following material differences between the Proposed Charter and the Current Charter, which are being presented in accordance with the requirements of the SEC as 8 separate sub-proposals:

Advisory Charter Proposal A – to change the number of shares of authorized capital stock to 510,000,000, consisting of 500,000,000 shares of TOI’s Common Stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share from 100,000,000 shares of DFPH Class A Common Stock, 10,000,000 shares of DFPH Class B common stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share:

Votes For	Votes Against	Abstentions	Broker Non-Votes
22,625,331	878,568	—	—

Advisory Charter Proposal B – to make each member of TOI’s board of directors subject to election at each annual meeting of stockholders (or special meeting in lieu thereof), as opposed to DFPH having three classes of directors, with only one class of directors being elected in each year and each class serving a three-year term:

Votes For	Votes Against	Abstentions	Broker Non-Votes
23,500,751	3,148	—	—

Advisory Charter Proposal C – to change the stockholder vote required to amend certain provisions of the Proposed Charter:

Votes For	Votes Against	Abstentions	Broker Non-Votes
22,151,604	1,352,295	—	—

Advisory Charter Proposal D – to change the stockholder vote required to amend the amended and restated bylaws to be adopted by DFPH immediately prior to the Closing:

Votes For	Votes Against	Abstentions	Broker Non-Votes
22,151,604	1,352,295	—	—

Advisory Charter Proposal E – to prohibit stockholders form acting by written consent by specifying that any action required or permitted to be taken by stockholders must be effected by a duly called annual or special meeting and may not be effected by written consent:

Votes For	Votes Against	Abstentions	Broker Non-Votes
22,151,604	1,352,295	—	—

Advisory Charter Proposal F – to renounce any interest or expectancy that TOI has in, or right to be offered an opportunity to participate in, specified business opportunities that are from time to time presented to its non- employee directors (including any non-employee director who serves as one of TOI’s officers in both his or her director and officer capacities):

Votes For	Votes Against	Abstentions	Broker Non-Votes
22,878,270	625,629	—	—

Advisory Charter Proposal G – to amend the exclusive forum provision of the Current Charter to provide that, among other administrative or clarifying revisions, unless TOI consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act or any rule or regulation promulgated thereunder (in each case, as amended) shall be the federal district courts of the United States of America:

Votes For	Votes Against	Abstentions	Broker Non-Votes
22,151,604	1,352,295	—	—

Advisory Charter Proposal H – to provide for certain additional changes, including, among others, (i) changing the post-business combination company’s corporate name from “DFP Healthcare Acquisitions Corp.” to “The Oncology Institute, Inc.” and making the company’s corporate existence perpetual and (ii) removing certain provisions related to DFP's status as a blank check company that will no longer apply upon consummation of the Business Combination, all of which the DFP board of directors believes are necessary to adequately address the needs of the post-business combination company:

Votes For	Votes Against	Abstentions	Broker Non-Votes
22,878,270	625,629	—	—

5.The Incentive Plan Proposal. To consider and vote upon a proposal to approve, assuming the Business Combination Proposal, Stock Issuance Proposal and Charter Proposal are approved and adopted, The Oncology Institute, Inc. 2021 Incentive Award Plan including the authorization of the initial share reserve under the 2021 Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
23,232,585	271,314	—	—

6.The ESPP Proposal. To consider and vote upon a proposal to approve, assuming the Business Combination Proposal, the Stock Issuance Proposal, the Charter Proposal and the Incentive Plan Proposal are approved and adopted, The Oncology Institute, Inc. 2021 Employee Stock Purchase Plan, including the authorization of the initial share reserve under the ESPP:

Votes For	Votes Against	Abstentions	Broker Non-Votes
23,328,270	175,629	—	—

7.The Director Election Proposal. To consider and vote upon a proposal to elect, assuming the Business Combination Proposal, the Stock Issuance Proposal, the Charter Proposal, the Incentive plan Proposal and the ESPP Proposal are approved and adopted, 7 directors, in each case to serve on TOI’s Board comprising 7 directors, in each case to serve on TOI’s Board for a term expiring at the annual meeting of stockholders to be held in 2022 or until such director’s successor has been duly elected and qualified, or until such director’s earlier death, resignation, retirement or removal:

Richard Barasch

Votes For	Withhold
23,328,270	175,629

Brad Hively

Votes For	Withhold
23,328,270	175,629

Karen Johnson

Votes For	Withhold
23,328,270	175,629

Mohit Kaushal

Votes For	Withhold
23,328,270	175,629

Anne McGeorge

Votes For	Withhold
23,328,270	175,629

Maeve O’Meara

Votes For	Withhold
23,328,270	175,629

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

	Age	Position
Executive Officers
Brad Hively	43	Chief Executive Officer and Director
Daniel Virnich	43	Chief Operating Officer (Until March 15, 2022) President (Effective March 15, 2022)
Scott Dalgleish	42	Chief Financial Officer
Yale Podnos	51	Chief Medical Officer
Matthew Miller	45	Chief Operating Officer (effective March 15, 2022)
Non-Employee Directors
Richard Barasch	68	Director
Karen Johnson	61	Director
Mohit Kaushal	43	Director
Anne McGeorge	61	Director
Maeve O’Meara	40	Director
Ravi Sarin	40	Director
Executive Officers
Brad Hively has served as Chief Executive Officer and director on our Board since November 2021, and before that for Legacy TOI since 2019, having previously served as a member of the board of directors since 2018. Prior to joining TOI, Mr. Hively served as a principal for RLH Equity Partners from 2016 to 2019 and continues to serve as a Strategic Advisor for RLH. Mr. Hively served as President of Health Essentials, which provided high-touch, value-based care to post acute and palliative care patients from 2014 to 2015. Prior to Health Essentials, from 2009 to 2014, Mr. Hively served as Senior Vice President of Operations at Heritage Provider Network, one of the largest physician groups in the U.S., and one of the pioneers of value-based care. Mr. Hively has also held roles with several leading private equity firms, including TA Associates, General Atlantic, and RLH Equity Partners. Mr. Hively holds a B.A. in Business Economics from University of California, Los Angeles and an M.B.A. from the Stanford University Graduate School of Business.
Daniel Virnich will serve as President as of March 15, 2022 and has served as Chief Operating Officer since November 2021, and before that for Legacy TOI since 2020. Prior to joining TOI, from 2018 to 2019, Dr. Virnich, was the market president DaVita Medical group, Florida region, a Medicare Advantage at-risk provider group serving over 90,000 Medicare Advantage members with over 1,400 teammates and clinicians. Prior to this role, Dr. Virnich was a Senior Vice President of Operations in the California region with DaVita Medical Group from 2015 to 2018. Dr. Virnich previously served as the Chief Medical Officer of TeamHealth Acute Care Services, working with hospitals and healthcare systems across 26 states. Dr. Virnich holds a BA in Biology from The University of Chicago, an MD from The Pritzker School of Medicine at the University of Chicago where he was elected to Alpha Omega Alpha, and an MBA from Kellogg School of Management at Northwestern University. On March 2, 2022, the Board of Directors of TOI promoted Dr. Virnich to serve as President of the Company, effective as of March 15, 2022.
Scott Dalgleish has served as Chief Financial Officer since November 2021, and before that for Legacy TOI since 2020. Prior to joining TOI, Mr. Dalgleish served as Chief Financial Officer of St. Joseph Heritage Health and Providence Health Network from 2018 to 2020, the Vice President of Finance for Concerto Health from 2017 to 2018 and Finance Director for DaVita from 2014 to 2017. Mr. Dalgleish holds an Honors Bachelor’s Degree of Commerce from Queen’s University (Kingston, Canada) and an MBA from the Tuck School of Business at Dartmouth, where he graduated as a Tuck Scholar.
Yale Podnos has served as Chief Medical Officer since November 2021, and before that for Legacy TOI since 2020. Prior to joining TOI, Dr. Podnos served as Chief Medical Officer of the West Hills Hospital and Medical Center. From 2011 to 2018, Dr. Podnos was employed by UNC Rex Healthcare in Raleigh, where he held positions as Medical Director of Surgical Oncology and Chairman of the Department of Surgery. He has also previously held a position on the faculty of Duke University. Dr. Podnos holds a BA in biology from New York University and a Masters of Public Health from the Harvard School of Public Health. Dr. Podnos received his MD from the University of California, Irvine School of Medicine, where he also completed his residency in general surgery. Following his residency, Dr. Podnos completed a fellowship in surgical oncology at City of Hope National Cancer Center.

Matthew Miller will serve as Chief Operating Officer as of March 15, 2022 and has served as the Chief Administrative Officer since November 2021, and before that for Legacy TOI since 2020. Before joining TOI, Dr. Miller was Chief Operating Officer of Altais in 2019 and, prior to that, served as Senior Vice President of Clinical Strategy & Innovation at Landmark Health, a home-based physician practice focused on managing complex, chronically ill patients under risk arrangements beginning in 2016. Before Landmark, Dr. Miller spent seven years at McKinsey & Company as part of the consulting firm’s Healthcare Systems & Services practice. Dr. Miller holds a BA in Biology from Harvard University and MD and MBA degrees from University of California, Los Angeles. On March 2, 2022, the Board of Directors of TOI promoted Dr. Miller to serve as Chief Operating Officer of the Company, effective as of March 15, 2022.
Non-Employee Directors
Richard Barasch has served as an Executive Chairman since the formation of DFP and served as the Chairman and Chief Executive Officer of DFB Healthcare Acquisitions Corp. (“DFB”) from its formation until the closing of its initial business combination with AdaptHealth Corp., which Mr. Barasch currently serves as Chairman. In addition, Mr. Barasch served as Executive Chairman of Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”) until the closing of its initial business combination with IMC Medical Group Holdings, LLC (“IMC”) and CareMax Medical Group, L.L.C. (together with IMC, “CareMax”) which Mr. Barasch currently serves as Executive Chairman. Mr. Barasch was Chief Executive Officer of Universal American Corp., a publicly-traded health insurance and services company focused on the senior market and government programs, from 1995 until Universal American’s acquisition by WellCare Health Plans in May 2017. Mr. Barasch has developed an extensive network of contacts throughout the healthcare industry and speaks regularly at industry conferences as a healthcare services expert. He is currently founding partner of RAB Ventures, formed to invest in growth healthcare companies, Chairman of HouseWorks LLC and Co-Chairman of ELMC Risk Management Inc. He is on the Board of Advisors of the Health Policy and Management program at the Columbia University Mailman School of Public Health and the Brown School of Public Health. He also serves on the Board of Trustees of the Maimonides Medical Center in Brooklyn, New York. Mr. Barasch graduated from Swarthmore College and Columbia University Law School. Mr. Barasch was selected to serve on the board of directors due to his significant experience managing and investing in healthcare companies.
Karen M. Johnson has served as a director on our Board since November 2021 and is the Medicare Officer at Health Net, a Centene Corporation company, where she leads the building of business strategies and operations for the Medicare line of business. Prior to her current role, Ms. Johnson served as Medicare Regional President for WellCare for Arizona, California, Hawaii, Missouri and Washington from 2016 to 2020. In this role, she oversaw finances, network growth and provider relations, among other duties. Prior to her role at WellCare, Ms. Johnson served as Senior Vice President of Clinical Services at Health Essentials. While in this role, she launched a clinical care model, driven by a home-based supportive care program designed to support high-risk patients and end-of-life care. Prior to her role at Health Essentials, Ms. Johnson was an executive with UnitedHealthCare, where she worked to drive growth in their government sponsored programs. Ms. Johnson earned a Bachelor of Science degree in nursing from the University of Michigan and a Juris Doctorate from Michigan State College of Law. She also holds an Executive Certificate from the Wharton School of Business. She has served on the Board of Directors for several organizations, and currently serves on the Board of Boys and Girls Clubs of America and ONEgeneration. She has previously served on the boards of The YWCA, Planned Parenthood, St. Luke’s Foundation, United Way and the American Diabetes Association. Ms. Johnson was selected to serve on the board of directors due to her extensive experience in operational leadership roles at healthcare services companies.
Dr. Mohit Kaushal has served as a director of our Board since March 10, 2020. He has had an extensive career within investing, clinical medicine and public policy. He was a partner in Aberdare Ventures from 2013 to 2014. During his time in the Obama administration, he was a member of the White House Health IT task force; a cross agency team implementing the technology aspects of the ACA and testified to Congress on the application of technology and payment reform to the Medicare population. He also built and led the first dedicated healthcare team at the Federal Communications Commission, where his team initiated collaboration with the Food and Drug Administration for the regulatory streamlining of converged telecommunications, data analytics and medical devices leading to the release of the mobile medical applications guidance by the FDA. In addition, his team reformed the Rural Healthcare fund to create the Healthcare Connect Fund, which aligned the funding mechanism with wider healthcare payment policy and technology reform. Dr. Kaushal is a lead investor, board member or advisor to numerous transformational healthcare companies. Dr. Kaushal is an emergency room physician, holds an MBA from Stanford and an MD with distinction from Imperial College of Science, Technology and Medicine, London. He is an Adjunct Professor at Stanford University with a joint position within the newly created Biomedical Data Science Department and the medical school’s Clinical Excellence Research Center. Dr. Kaushal was selected to serve on the board of directors due to his significant management experience in the healthcare and technology industries.
Anne McGeorge has served as a director on our Board since November 2021 and has over 35 years of experience providing strategic guidance and operational and financial oversight to health care organizations. Ms. McGeorge has served as an Operating Partner of Havencrest Healthcare, a private equity investment firm specializing in the healthcare industry, since

January 2018 and as an adjunct professor at the University of North Carolina’s School of Public Health since August 2005. Ms. McGeorge currently serves on the board of directors and as the chair of the Audit Committee of Magenta Therapeutics, a clinical-stage biotechnology company, and SOC Telemed, a specialty telemedicine company, as well as Nimbus Therapeutics and CitiusTech, both privately-held healthcare companies. Before her retirement in July 2017, Ms. McGeorge served as Managing Partner of Grant Thornton LLP’s Health Care Industry Practice from 2006 to July 2017 and as Global Managing Partner for Grant Thornton International’s Health Care Industry Practice from 2015 to July 2017. Ms. McGeorge was formerly a partner at Deloitte LLP and Arthur Andersen LLP. Ms. McGeorge was selected to serve on the board of directors due to her significant finance, accounting, and risk management experience.
Maeve O’Meara has served as a director on our Board since November 2021 and is the Chief Executive Officer of Castlight Health, a position she has held since July 2019. Ms. O’Meara joined Castlight in 2010, and previously served as Castlight’s Chief Product Officer and EVP of Product and Customer Experience. She brings a wealth of experience from joining a company pre-product to scaling to IPO to M&A. Prior to joining Castlight, Ms. O’Meara was a venture investor at Highland Capital Partners, where she focused on investments in digital health, health services, and consumer technology. Ms. O’Meara holds an M.B.A. from Stanford Graduate School of Business and a B.A. in Economics from the University of Virginia. Ms. O’Meara was selected to serve on the TOI board of directors as a result of her extensive knowledge of the healthcare industry, technology expertise, and her experience leading a publicly traded healthcare company.
Ravi Sarin has served as a director on our Board since November 2021 and has served as a member of the Legacy TOI board of directors since 2018. Ravi Sarin is Co-Head and Founding Partner of AEA Growth since 2021. Mr. Sarin is also the Founder and Managing Partner of ROCA Partners, a growth equity investment firm focused on tech-enabled services, software and healthcare services companies, which he founded in 2015. Previously, he was a Principal in the Private Equity Group at Ares Management from 2009 to 2015. At Ares, Mr. Sarin helped lead investments in healthcare services among a few other sectors. Prior to Ares, Mr. Sarin was a private equity investor at Bain Capital and a consultant at Bain & Company. Mr. Sarin currently serves on the boards of directors of several companies including Oceans Healthcare, Riviera Partners, and True Blue Car Wash and previously served on the board of directors of a number of companies including Floor & Decor, Jacuzzi Brands, Ob Hospitalist Group, and Unified Women’s Healthcare. Mr. Sarin received a B.S. in Electrical Engineering and a M.S. in Management Science & Engineering from Stanford University and an M.B.A. from Harvard Business School. Mr. Sarin was selected to serve on our board of directors due to his experience working with and serving as a director of a number of healthcare services companies.
Family Relationships
There are no family relationships among our directors and executive officers.
Corporate Governance
We structure our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of this corporate governance include:
a.we have independent director representation on our audit, compensation and nominating committees, and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;
b.at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC; and
c.we have begun to and will continue to implement a range of other corporate governance best practices, including implementing a robust director education program.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Johnson, Dr. Kaushal, Ms. McGeorge, Ms. O’Meara and Mr. Sarin are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors
Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We have a standing audit committee, nominating and corporate governance committee and compensation committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.
Audit Committee
The audit committee is responsible for, among other matters:
•appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•reviewing with our independent registered public accounting firm the scope and results of their audit;
•pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
Our audit committee consists of Ms. McGeorge, Ms. O’Meara and Mr. Sarin, with Ms. McGeorge serving as chair. Rule 10A-3 of the Exchange Act and Nasdaq rules require that our audit committee must be composed entirely of independent members. Our board of directors has affirmatively determined that Ms. McGeorge, Ms. O’Meara and Mr. Sarin each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Ms. McGeorge, Ms. O’Meara and Mr. Sarin each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this annual report or to be part of this annual report.
Compensation Committee
The compensation committee is responsible for, among other matters:
•reviewing and setting or making recommendations to our board of directors regarding the compensation of our executive officers;
•making recommendations to our board of directors regarding the compensation of our directors;
•reviewing and approving or making recommendations to our board of directors regarding our incentive compensation and equity-based plans and arrangements; and
•appointing and overseeing any compensation consultants.
Our compensation committee consists of Dr. Kaushal, Ms. McGeorge and Mr. Sarin, with Mr. Sarin serving as chair. Our board of directors has affirmatively determined that Dr. Kaushal, Ms. McGeorge and Mr. Sarin each meet the definition of “independent director” for purposes of serving on the compensation committee under Nasdaq rules, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our board of directors adopted a written charter for the compensation committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this annual report or to be part of this annual report.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee is responsible for, among other matters:

•identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;
•overseeing succession planning for our Chief Executive Officer and other executive officers;
•periodically reviewing our board of directors’ leadership structure and recommending any proposed changes to our board of directors;
•overseeing an annual evaluation of the effectiveness of our board of directors and its committees; and
•developing and recommending to our board of directors a set of corporate governance guidelines.
Our nominating and corporate governance committee consists of Ms. Johnson and Ms. O’Meara, with Ms. Johnson serving as chair. Our board of directors has affirmatively determined that Ms. Johnson and Ms. O’Meara each meet the definition of “independent director” under Nasdaq rules. Our board of directors adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this annual report or to be part of this annual report.
Risk Oversight
Our board of directors is responsible for overseeing our risk management process. Our board of directors focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our audit committee is also responsible for discussing our policies with respect to risk assessment and risk management. Our board of directors believes its administration of its risk oversight function has not negatively affected our board of directors’ leadership structure.
Code of Ethics and Code of Conduct
We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our corporate website. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this annual report or to be part of this annual report.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our compensation committee. In addition, none of our executive officers serves as a member of the compensation committee of the board of directors (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors.
Item 11. Executive Compensation
Our Named Executive Officers for the year ended December 31, 2021, include Brad Hively, our Chief Executive Officer, Daniel Virnich and Scott Dalgleish, our two most highly compensated executive officers other than our current Chief Executive Officer, who were serving as executive officers as of December 31, 2021 (collectively, the “Named Executive Officers” or “NEOs”). This Executive Compensation section sets forth certain information regarding total compensation earned by our Named Executive Officers for the year ended December 31, 2020, as well as stock option awards held by our Named Executive Officers as of December 31, 2020. To date, the compensation packages for our Named Executive Officers primarily consist of base salary, an annual cash incentive bonus, stock option awards and health and welfare benefits.
Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2021 and 2020 (dollar amounts in thousands):

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards(3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total
Brad Hively	2021	$431	$50	$2,614	$8,396	$133	$12	$11,636
	2020	$400	$11	$—	$—	$189	$11	$611
Daniel Virnich	2021	$263	$14	$1,444	$5,884	$33	$—	$7,638
	2020	$214	$—	$—	$176	$29	$—	$419
Scott Dalgleish	2021	$250	$4	$880	$3,572	$48	$12	$4,766
	2020	$77	$—	$—	$233	$8	$—	$318
(1) Amounts reflect annual base salary, as further described below, and, for 2021, also payouts for accrued but unused vacation in the amount of $30,768 for Mr. Hively and $12,500 for Dr. Virnich.
(2) For 2021, amounts reflect transaction bonuses paid in 2021 in connection with the Business Combination.
(3) Amounts reflect the aggregate grant date fair value of restricted stock issued to the named executive officers in connection with the Business Combination in the form of Earnout Shares issued in respect of Company stock options (such restricted Earnout Shares, the “Option Earnout Shares”). The Option Earnout Shares are subject to service and performance vesting conditions. These amounts reflect the probable outcome of satisfaction of such performance conditions on the date of grant. The Option Earnout Shares issuable to Company Option holders in connection with the Business Combination, including the named executive officers, are considered stock-based compensation awards due to the requirement that the Company Option holders must remain employed by us in order not to forfeit such unvested Option Earnout Shares. The grant date fair value of the Option Earnout Shares was determined using a Monte Carlo simulation valuation model assuming that all Option Earnout Shares will be earned. See Note 14 of the audited consolidated financial statements included elsewhere in this annual report for a discussion of the relevant assumptions used in calculating these amounts.
(4) Amounts for 2020 reflect the aggregate grant date fair market value of stock options granted to the named executive officers in the applicable year, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The amounts for 2021 reflect the incremental fair value of the modification of performance vesting options held by the named executive officers to reflect (i) accelerated vesting of a number of performance vesting options equal to the cash-out percentage in the Business Combination and (ii) conversion of any remaining performance vesting options into time vesting options in connection with the Business Combination. See Note 14 of the audited consolidated financial statements included elsewhere in this annual report for a discussion of the relevant assumptions used in calculating these amounts.
(5) Amounts reflect annual cash incentives earned by each named executive officer in the applicable year, based on the achievement of pre-established performance goals, as further described below in “- Bonuses.”
(6) Amounts reflect employer matching contributions paid pursuant to our 401(k) plan in the amount of $11,400 and $11,600 for Mr. Hively in 2020 and 2021, respectively, and $11,600 for Mr. Dalgleish in 2021.
Narrative to Summary Compensation Table
Salaries
In 2021, the named executive officers received an annual base salary to compensate them for services rendered to our Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The annual base salaries for Mr. Hively, Dr. Virnich and Mr. Dalgleish for 2021 were $400,000, $250,000 and $250,000, respectively, as set forth above in the Summary Compensation Table in the column entitled “Salary.”
Bonuses
We maintained an annual performance-based cash bonus program for 2021 in which Mr. Hively, Dr. Virnich and Mr. Dalgleish participated (the “2021 Bonus Program”). Bonus payments under the 2021 Bonus Program were determined based on achievement of certain corporate, operational and individual performance goals approved by our Board, subject to the recipient’s continued employment through the payment date. Each of Mr. Hively’s, Dr. Virnich’s and Mr. Dalgleish’s target bonus under the 2021 Bonus Program was expressed as a percentage of base salary, as follows: Mr. Hively: 60%; Dr. Virnich: 20%; and Mr. Dalgleish: 40%.

Under the 2021 Bonus Program, 100% of Mr. Hively’s bonus was based on the attainment of overall Company performance and operational goals tied to revenue, gross profit and Adjusted EBITDA, and 75% of Dr. Virnich and Mr. Dalgleish’s bonuses were based on Company performance and operational goals tied to revenue, gross profit and Adjusted EBITDA and 25% of their bonuses were based on individual performance metrics, with any such earned bonus expected to be paid following the end of calendar year 2021.
The actual annual cash bonuses awarded to Mr. Hively, Dr. Virnich, and Mr. Dalgleish under the 2021 Bonus Program, as determined by our Board based on the level at which the applicable Company performance goals were attained, is set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”
Equity-Based Compensation
Equity Grants
No options were granted in 2021 to our named executive officers. In connection with the Business Combination, performance vesting options, including those held by our named executive officers, were modified to (i) accelerate vesting in a number of options equal to the percentage of cash consideration received in the Business Combination and (ii) convert any remaining performance vesting options into time vesting options, with such amended awards scheduled to vest pro rata monthly on each anniversary of the Closing Date over three years, subject to continued service with the Company or its subsidiaries through the applicable vesting date.
Additionally, in connection with the Business Combination, Mr. Hively, Dr. Virnich and Mr. Dalgleish were issued earnout shares on their options in the form of restricted stock (the “Option Earnout Shares”). The Option Earnout Shares are subject to both service and performance vesting conditions. The named executive officer must remain employed through the date the performance conditions are satisfied to vest in the Option Earnout Shares. 141,380, 78,094 and 47,566 Option Earnout Shares will be earned by Mr. Hively, Dr. Virnich and Mr. Dalgleish, respectively, if during the two-year period following the Closing the last reported sales price per share for any 20 trading days within any 30 consecutive trading day period is $12.50, and an additional 212,070, 117,142 and 71,350 Option Earnout Shares will be earned by Mr. Hively, Dr. Virnich and Mr. Dalgleish, respectively, if during the three-year period following the Closing the last reported sales price per share for any 20 trading days within any 30 consecutive trading day period is $15.00. Additionally, if prior to the third anniversary of the Closing, the Company enters into a definitive agreement that would result in a change of control and the price per share of our stock in such transaction is equal to or greater than one or both of the share price triggers, then any unvested Option Earnout Shares will vest, provided the named executive officer remains employed through such date.
Other Elements of Compensation
All of our employees are eligible to participate in a 401(k) retirement savings plan, and in our health and welfare plans, subject to the terms and conditions of such plans. Under the 401(k) plan eligible employees may defer a portion of their compensation on a pre-tax basis through contributions to the 401(k) plan, subject to limitations of the Internal Revenue Code. In 2021, we matched contributions made by participants in the 401(k) plan at the rate of 100% of the first 4% of the participant’s compensation, which are fully vested. We believe that providing a vehicle for tax-deferred retirement savings though the 401(k) plan and standard employee benefits adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of the Company’s common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021 (dollar amounts in thousands):

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (in thousands)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Brad Hively	12/2/2019(1)	496,729	496,731	-	$0.85	12/2/2029	-	$—	-	-
	12/2/2019(2)	22,888	801,083	-	$0.85	12/2/2029	-	$—	-	-
	11/12/2021(3)	-	-	-	$—	-	141,380	$1,378	-	-
	11/12/2021(4)	-	-	-	$—	-	212,070	$2,068	-	-
Daniel Virnich	3/1/2020(1)	186,633	239,970	-	$0.86	3/1/2030	-	$—	-	-
	3/1/2020(2)	16,055	561,951	-	$0.86	3/1/2030	-	$—	-	-
	11/12/2021(3)	-	-	-	$—	-	78,094	$761	-	-
	11/12/2021(4)	-	-	-	$—	-	117,142	$1,142	-	-
Scott Dalgleish	11/16/2020(1)	70,692	190,331	-	$0.86	11/16/2030	-	$—	-	-
	11/16/2020(2)	9,746	341,130	-	$0.86	11/16/2030	-	$—	-	-
	11/12/2021(3)	-	-	-	$—	-	47,566	$464	-	-
	11/12/2021(4)	-	-	-	$—	-	71,350	$696	-	-
(1) This stock option vests and becomes exercisable over four years, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting pro rata monthly on each anniversary of the grant date, subject to the executive’s continued service with the Company or its subsidiaries through the applicable vesting date.
(2) This stock option was originally performance based, but in connection with the Business Combination, now vests pro rata monthly on each anniversary of the Closing Date over three years, subject to the executive’s continued service with the Company or its subsidiaries through the applicable vesting date.
(3) These Option Earnout Shares vest if during the two-year period following the Closing the last reported sales price per share for any 20 trading days within any 30 consecutive trading day period is $12.50, provided that the executive remains employed through the date the performance conditions are satisfied. Further, if prior to the third anniversary of the Closing, the Company enters into a definitive agreement that would result in a change of control and the price per share of our stock in such transaction is equal to or greater than one or both of the share price triggers, then any unvested Option Earnout Shares will vest, provided the executive remains employed through such date.
(4) These Option Earnout Shares vest if during the three-year period following the Closing the last reported sales price per share for any 20 trading days within any 30 consecutive trading day period is $15.00, provided that the executive remains employed through the date the performance conditions are satisfied. Further, if prior to the third anniversary of the Closing, the Company enters into a definitive agreement that would result in a change of control and the price per share of our stock in such transaction is equal to or greater than one or both of the share price triggers, then any unvested Option Earnout Shares will vest, provided the executive remains employed through such date.
Executive Compensation Arrangements
We have entered into employment agreements with each of Mr. Hively, Dr. Virnich and Mr. Dalgleish, which set forth the terms and conditions of their employment, including initial base salary and eligibility to participate in our employee benefit programs. Each of the employment agreements has a three-year initial term with additional one-year automatic extensions thereafter. In the event that an executive is terminated by us without “cause” or by the executive with “good reason” (each as defined in the respective employment agreement), then such executive will be eligible for salary continuation for a severance period and payments or reimbursements for the cost of COBRA premiums for a severance period, subject to execution of a general release of claims. The severance period for Mr. Hively is 12 months and for Dr. Virnich and Mr. Dalgleish it is three months. Each named executive officer is subject to certain post-employment obligations, including post-employment non-solicitation of employees covenant (12 months for Mr. Hively and 24 months for Dr. Virnich and Mr. Dalgleish), confidentiality obligations (infinite for Mr. Hively and 36 months for Dr. Virnich and Mr. Dalgleish) and indefinite non-disparagement obligations. Mr. Hively’s employment agreement guaranteed him an annual bonus for 2020 in the amount of $200,000. Additionally, under Mr. Dalgelish’s employment agreement, he received a one-time signing bonus in the amount of $50,000, which must be refunded to the Company if he terminates his employment prior to November 16, 2022.

Equity Compensation Plans
2019 Plan
The 2019 Plan became effective in January 2019. In connection with the Business Combination, we adopted the 2021 Plan and the ESPP.
Following the effectiveness of the 2021 Plan, the 2019 Plan terminated and we have not granted any further stock options under the 2019 Plan. However, the outstanding options granted under the 2019 Plan remain outstanding, subject to the terms of the 2019 Plan and applicable option agreement. Shares of our common stock subject to options granted under the 2019 Plan that expire unexercised or are cancelled, terminated, or forfeited in any manner without issuance of shares thereunder following the effective date of the 2021 Plan, became available for issuance under the 2021 Plan. The material terms of the 2019 Plan are summarized below.
Administration. The Board administers the 2019 Plan. Subject to the terms and conditions of the 2019 Plan, the plan administrator has the authority to take any actions it deems necessary or advisable for the administration of the 2019 Plan.
Eligibility. Stock options under the 2019 Plan may be granted to employees and directors of the Company and its subsidiaries and other individuals, whether or not employees, who render services to the Company or a subsidiary.
Stock Options. The 2019 Plan provides for the grant of nonqualified stock options. Each option is set forth in a separate option agreement indicating the terms and conditions of the option. Stock options provide for the right to purchase shares of the company’s common stock in the future at a specified price that is established on the date of grant. The exercise price of a stock option generally may not be less than 100% of the fair market value of the underlying shares on the date of grant. The term of a stock option may not be longer than ten years. Vesting conditions determined by the Board may apply to stock options and may include continued service, performance and/or other conditions.
Certain Transactions. The Board has broad discretion to take action under the 2019 Plan, as well as to make adjustments to the number of shares of common stock covered by any outstanding option and the price per share payable up on exercise thereof, subject to the terms and conditions of the 2019 Plan, in the event of certain transactions and events affecting our stock, such as recapitalizations, stock dividends, reclassifications, stock splits, consolidations or other similar corporate transactions. In the event of certain transactions involving the Company or in other circumstances as determined by the Board, the Board may take one or more of the following actions with respect to outstanding options: (a) accelerate the vesting of any outstanding options, (b) cancel any options in exchange for options to purchase common stock or other equity of any successor company, (c) cancel any options in exchange for cash and/or substitute consideration with a value equal to the value of the consideration the optionee would have received in connection with such event had the option been exercised (to the extent it has vested and not been exercised) and no disposition of the shares so acquired upon such exercise had been made prior to such event, less the exercise price payable upon exercise thereof, (d) provide notice to an optionee that upon such sale of the Company or other event all options granted to such optionee and not theretofore exercised shall terminate and be void, and/or (e) any such other or further action as may be determined to be appropriate by the Board. In addition, in the case of any such merger, consolidation, liquidation, sale, disposition, sale of the Company or other circumstance, the Board may accelerate the vesting of any option.
Transferability and Restrictions. With limited exceptions for the laws of descent and distribution, options under the 2019 Plan are generally non-transferable prior to vesting and are exercisable only by the optionee during his or her lifetime.
Amendment and Termination. The Board may modify, revise, suspend or terminate the 2019 Plan at any time and from time to time. However, if Section 16(b) of the Exchange Act is at the time applicable to the Company, then the Board may not, without the further approval of the holders of at least a majority of the outstanding shares of the Company’s voting securities, (a) materially increase the benefits accruing to optionees under the 2019 Plan or make any “modifications” as that term is defined under Section 424(h)(3) (or its successor) of the Internal Revenue Code if such increase in benefits or modifications would adversely affect the availability to the 2019 Plan of the protections of Rule 16b-3 under Section 16(b) of the Exchange Act; (b) change the aggregate number of shares of common stock which may be issued under options or the aggregate number of shares of common stock which may be issued to any single employee under the 2019 Plan, except as provided in Section 16(b) of the Exchange Act; or (c) change the class of persons eligible to receive options. In addition, no amendment of the 2019 Plan may, without the consent of the holder, adversely affect any option previously granted. We will cease granting any options under the 2019 Plan upon the effectiveness of the 2021 Plan. Any options under the 2019 Plan that is outstanding on the termination date of the 2019 Plan will remain in force according to the terms of the 2019 Plan and the applicable option agreement.

2021 Plan
In connection with the Business Combination we adopted the 2021 Plan. As of December 31, 2021, we had not made any grants under the 2021 Plan.
Administration. The 2021 Plan is administered by our Board, or a committee to whom our Board delegates such power or authority (referred to herein as the plan administrator). The plan administrator has full authority to take all actions and to make all determinations required or provided for under the 2021 Plan and any awards granted thereunder. The plan administrator also has full authority to determine who may receive awards under the 2021 Plan, the type, terms, and conditions of an award, the number of shares of Common Stock subject to the award or to which an award relates, and to make any other determination and take any other action that the plan administrator deems necessary or desirable for the administration of the 2021 Plan.
Share Reserve. The aggregate number of shares of Common Stock that may be issued pursuant to awards granted under the 2021 Plan is the sum of (i) 7,722,417 shares of Common Stock ; (ii) up to 634,067 Shares of Common Stock which are subject to options outstanding under the 2019 Plan; (iii) an annual increase on January 1 of each calendar year (commencing January 1, 2022 and ending on and including January 1, 2031) equal to 4% of the aggregate shares of our Common Stock outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year (or such lesser number of shares as is determined by the Board), subject to adjustment by the plan administrator in the event of certain changes in our corporate structure, as described below, and (iv) up to 1,178,065 optionholder earnout shares or stockholder earnout shares which may become available for issuance under the 2021 Plan as further described below (the “ Overall Share Limit”). Subject to the Overall Share Limit, the maximum number of shares of Common Stock that may be granted with respect to incentive stock options (“ISOs”) under the 2021 Plan is equal to 7,722,417 of Common Stock.
If an award under the 2021 Plan or 2019 Plan is forfeited, expires, is settled for cash or is repurchased at or below the price paid by the participant for such shares, any shares subject to such award may, to the extent of such forfeiture, expiration, cash settlement or repurchase, be used again or become available (as applicable) for new grants under the 2021 Plan. In addition, shares tendered or withheld to satisfy the exercise price or tax withholding obligation for any award granted under the 2021 Plan or 2019 Plan will again be or will become (as applicable) available for grants under the 2021 Plan. The payment of dividend equivalents in cash in conjunction with any awards under the 2021 Plan or 2019 Plan will not reduce the shares available for grant under the 2021 Plan. If any optionholder earnout shares or stockholder earnout shares payable with respect to RSUs would have been earned based on satisfaction of the share price conditions, but are forfeited by reason of a participant’s termination of service, then such optionholder earnout shares or stockholder earnout shares, as applicable, will become available for grants under the 2021 Plan.
Awards granted under the 2021 Plan upon the assumption of, or in substitution for, awards granted by an entity that merges or consolidates with us or our related entities prior to such merger or consolidation will not reduce the shares available for grant under the 2021 Plan but will count against the maximum number of shares that may be issued upon the exercise of ISOs.
The 2021 Plan provides that the sum of any cash compensation and the aggregate grant date fair value (determined as of the date of the grant under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or any successor thereto) of all awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year may not exceed $625,000. The plan administrator may make exceptions to these limits for individual non-employee directors in extraordinary circumstances, provided that the non-employee director receiving such additional compensation may not participate in the decision to award such compensation or in other contemporaneous compensation decisions involving non-employee directors.
Eligibility. Our directors, employees and consultants, and employees and consultants of our consolidated subsidiaries and other related entities, are eligible to receive awards under the 2021 Plan; however, ISOs may only be granted to our employees and employees of our direct 50% or more owned subsidiaries.
Types of Awards. The 2021 Plan allows for the grant of awards in the form of: (i) ISOs; (ii) non-qualified stock options (“NSOs”); (iii) SARs; (iv) restricted stock; (v) RSUs; (vi) dividend equivalents; and (vii) other stock and cash based awards.
Stock Options and SARs. The plan administrator may determine the number of shares to be covered by each option and/or SAR, the exercise price and such other terms, conditions, and limitations applicable to the vesting, exercise, term and forfeiture of each option and/or SAR as it deems necessary or advisable. Stock options provide for the purchase of shares of Common Stock in the future at an exercise price set on the grant date. Options granted under the 2021 Plan may be either ISOs or NSOs. ISOs, in contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of an option or SAR is determined by the plan administrator at the time of grant. The plan administrator may grant options or SARs with an exercise price less than 100% of the fair market value. But if an ISO is granted to an employee who owns more than 10% of us, it must have an exercise price of at least 110% of the fair market value on the day of such grant. Stock options and SARs may have a maximum term of ten years, or, in the case of ISOs granted to an employee who owns more than 10% of us, five years from the date of grant.
Restricted Stock. Restricted stock is an award of nontransferable shares of Common Stock that are subject to certain vesting conditions and other restrictions. The plan administrator may determine the terms and conditions of restricted stock awards, including the number of shares awarded, the purchase price, if any, to be paid by the recipient, the time, if any, at which such restricted stock may be subject to forfeiture, the vesting schedule, if any, and any rights to acceleration thereof. To the extent we pay dividends on Common Stock, then such dividends will also be paid on restricted stock. But, any such dividends will be held and not paid until the restricted stock vests.
RSUs. RSUs are contractual promises to deliver shares of Common Stock in the future or cash or other consideration of equal value, which may also remain forfeitable unless and until specified conditions are met. The terms and conditions applicable to RSUs are determined by the plan administrator, subject to the conditions and limitations contained in the 2021 Plan.
Other Stock or Cash Based Awards. Other stock or cash based awards are awards of cash, fully vested shares of Common Stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of Common Stock. Other stock or cash based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of compensation to which a participant is otherwise entitled.
Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of Common Stock on shares subject to an award. Dividend equivalents may be settled in cash or shares and are subject to the same vesting and transfer restrictions as the corresponding award.
Adjustments; Corporate Transactions. In the event of certain changes in our corporate structure, including any dividend, distribution, combination, merger, recapitalization or other corporate transaction, the plan administrator may make appropriate adjustments to the terms and conditions of outstanding awards under the 2021 Plan to prevent dilution or enlargement of the benefits or intended benefits under the 2021 Plan, to facilitate the transaction or event or to give effect to applicable changes in law or accounting standards. In addition, in the event of certain non-reciprocal transactions with our stockholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the 2021 Plan and outstanding awards granted thereunder.
Effect of Non-Assumption in a Change of Control. If a Change of Control (as defined under the 2021 Plan) occurs and a participant’s award is not continued, converted, assumed or replaced with an award (which may include, without limitation, a cash based award) with substantially the same value and a substantially similar vesting schedule as of such conversion by TOI or a successor entity or its parent or subsidiary, and provided the participant remains continuously employed through such Change of Control, the award will become fully vested and exercisable, as applicable, and all forfeiture, repurchase and other restrictions on such award will lapse, in which case, such award, to the extent in the money, will be cancelled upon the consummation of the Change of Control in exchange for the right to receive the consideration payable in the Change of Control.
Repricing. The plan administrator may, without stockholder approval, reduce the exercise price or base price per share of any stock option or SAR or cancel any stock option or SAR with an exercise price or base price in excess of the fair market value of a share of Common Stock in exchange for cash, stock options, SARs or other awards with an exercise price or base price per share that is less than the exercise price or base price per share of the original stock options or SARs for which such new stock options or SARS are exchanged.
Term, Amendment and Termination. The Board may amend, suspend, or terminate the 2021 Plan at any time; provided that no amendment (other than an amendment that increases the number of shares reserved for issuance under the 2021 Plan) may materially and adversely affect any outstanding awards under the 2021 Plan without the affected participant’s consent. Stockholder approval will be required for any amendment to the 2021 Plan to increase the aggregate number of shares of our Common Stock that may be issued under the 2021 Plan (other than due to adjustments as a result of corporate transactions), to the extent necessary to comply with applicable laws or for any amendment to increase the amount that may be paid to directors under the 2021 Plan. An ISO may not be granted under the 2021 Plan after ten years from the earlier of the date the Board adopted the 2021 Plan or the date on which our stockholders approve the 2021 Plan.
Foreign Participants, Claw-Back Provisions and Transferability. The plan administrator may modify award terms, establish sub-plans and/or adjust other terms and conditions of awards, subject to the limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. All awards will be subject to any company claw-back policy as set forth in such claw-back policy or the applicable award agreement.

Awards under the 2021 Plan are generally non-transferrable, except for certain beneficiary designations, by will or the laws of descent and distribution, or, subject to the plan administrator’s consent, pursuant to a domestic relations order, and are generally exercisable only by the participant.
Material U.S. Federal Income Tax Consequences
The following is a general summary under current law of the principal U.S. federal income tax consequences related to awards under the 2021 Plan. This summary deals with the general federal income tax principles that apply and is provided only for general information. Some kinds of taxes, such as state, local and foreign income taxes and federal employment taxes, are not discussed. This summary is not intended as tax advice to participants, who should consult their own tax advisors.
Non-Qualified Stock Options. If an optionee is granted an NSO under the 2021 Plan, the optionee should not have taxable income on the grant of the option. Generally, the optionee should recognize ordinary income at the time of exercise in an amount equal to the fair marksaet value of the shares acquired on the date of exercise, less the exercise price paid for the shares. The optionee’s basis in Common Stock for purposes of determining gain or loss on a subsequent sale or disposition of such shares generally will be the fair market value of Common Stock on the date the optionee exercises such option. Any subsequent gain or loss will be taxable as a long-term or short-term capital gain or loss. We or our subsidiaries or affiliates generally should be entitled to a federal income tax deduction at the time and for the same amount as the optionee recognizes ordinary income subject to Internal Revenue Code limitations.
Incentive Stock Options. A participant receiving ISOs should not recognize taxable income upon grant. Additionally, if applicable holding period requirements are met, the participant should not recognize taxable income at the time of exercise. However, the excess of the fair market value of the shares of Common Stock received over the option exercise price is an item of tax preference income potentially subject to the alternative minimum tax. If stock acquired upon exercise of an ISO is held for a minimum of two years from the date of grant and one year from the date of exercise and otherwise satisfies the ISO requirements, then the gain or loss (in an amount equal to the difference between the fair market value on the date of disposition and the exercise price) upon disposition of the stock will be treated as a long-term capital gain or loss, and we will not be entitled to any federal income tax deduction. If the holding period requirements are not met, the ISO will then be treated as an NSO and the participant will recognize ordinary income at the time of the disposition equal to the excess of the amount realized over the exercise price, but not more than the excess of the fair market value of the shares on the date the ISO is exercised over the exercise price, with any remaining gain or loss being treated as capital gain or capital loss. In that case, we and our subsidiaries would be entitled to a federal income tax deduction to the extent that the participant recognizes ordinary income on disposition of the shares, subject to the limitations described below.
Other Awards. The current federal income tax consequences of other awards authorized under the 2021 Plan generally follow certain basic patterns: SARs are taxed and deductible in substantially the same manner as NSOs; nontransferable restricted stock subject to a substantial risk of forfeiture results in income recognition equal to the excess of the fair market value over the price paid, if any, only at the time the restrictions lapse (unless the recipient elects to accelerate recognition as of the date of grant through a permissible tax election); RSUs, dividend equivalents and other stock or cash based awards are generally subject to tax at the time of payment. We and our subsidiaries or affiliates generally should be entitled to a federal income tax deduction at the time and for the same amount as the optionee recognizes ordinary income, subject to the limitations described below.
Deferred Compensation Rules. Certain types of awards under the 2021 Plan may constitute, or provide for, a deferral of compensation subjecting them to a separate tax regime. If an award is deferred compensation and certain specific requirements are not met, then holders of such awards may be taxed earlier than described above (e.g., at the time of vesting instead of the time of exercise or payment) and may be subject to an additional 20% penalty tax (and, potentially, certain interest, penalties and additional state taxes). To the extent applicable, the 2021 Plan and awards granted under the 2021 Plan are intended to be structured and interpreted in a manner intended to either comply with or be exempt from these deferred compensation rules in order to avoid these penalties. The 2021 Plan gives the plan administrator the authority to amend the 2021 Plan and applicable award agreements in order to exempt or have awards under the plan comply with these deferred compensation rules, if the plan administrator determines that to be an appropriate course of action.
Deduction Limits. Our tax deduction for awards under the plan by may also be limited with respect to anyone who serves as a named executive officers to the extent that compensation paid to them, including compensation received under an award exceeds $1 million in a tax year.

ESPP
The ESPP is comprised of two distinct components: (1) the grant of purchase rights to employees that are intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Code (the “Section 423 Component”), and (2) the grant of purchase rights that are not intended to be tax-qualified under Section 423 of the Code (the “Non-Section 423 Component”).
Administration. The compensation committee of the Board, or any other committee to whom the Board delegates such power or authority, will serve as the administrator of the ESPP (referred to herein as the plan administrator). The plan administrator may delegate administrative tasks under the ESPP to agents or employees to assist in the administration of the ESPP. Subject to the terms and conditions of the ESPP, the plan administrator has the authority to determine when rights to purchase shares will be offered and the provisions of each offering under the ESPP, to determine which subsidiaries will participate as “designated subsidiaries” in the ESPP (including in the Non-Section 423 and the Section 423 Components), and to make all other determinations and to take all other actions necessary or advisable for the administration of the ESPP. The plan administrator is also authorized to establish, amend or revoke rules relating to administration of the ESPP and to adopt annexes or sub-plans that apply to certain participating subsidiaries or jurisdictions.
Share Reserve. The aggregate number of shares of Common Stock that may be issued pursuant to rights granted under the ESPP will equal 1,341,088 shares of Common Stock, plus, on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, the number of shares available for issuance under the ESPP will be increased by a number of shares of Common Stock equal to the lesser of (i) 1% of the aggregate number of shares of DFP Class A and DFP Class B Common Stock outstanding calculated on a fully diluted basis on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the Board (the “ESPP Overall Share Limit”). If any right granted under the ESPP terminates for any reason without having been exercised, the shares subject thereto that are not purchased under such right will again be available for issuance under the ESPP. No more than 1,341,088 shares of Common Stock may be issued under the Section 423 Component of the ESPP.
Eligible Employees. Employees eligible to participate in the ESPP for a given offering generally include employees who are employed by us or one of our designated subsidiaries (including consolidated subsidiaries) on the first trading day of the offering period, or the enrollment date. However, an employee who owns (or is deemed to own through attribution) 5% or more of the combined voting power or value of all classes of our or one of our subsidiaries’ stock will not be allowed to participate in the ESPP (unless otherwise required under applicable law). In addition, the plan administrator may provide that an employee may not be eligible to participate in an offering under the Section 423 Component if the employee is a citizen or resident of a non-U.S. jurisdiction and the grant of a right to purchase shares would be prohibited under applicable law or would cause the Section 423 Component (or any offering thereunder) to violate the requirements of Section 423 of the Code. Employees of our consolidated subsidiaries which we do not hold directly or indirectly more than 50% of the outstanding equity are eligible only to participate in the Non-Section 423 Component. Additionally, the plan administrator may provide that certain highly compensated, seasonal and/or part-time employees may not be eligible to participate in an offering or, with respect to offerings under the Non-Section 423 Component, that only certain employees are eligible to participate in such offerings (regardless of the foregoing rules).
Participation. Employees may become participants in the ESPP for an offering period by completing a subscription agreement prior to the enrollment date of the applicable offering period, which will designate a whole percentage or fixed dollar amount of the employee’s compensation to be withheld by us as payroll deductions under the ESPP during the offering period.
Offerings; Purchase Periods
Offerings; Purchase Periods. Under the ESPP, participants are offered the right to purchase shares of Common Stock at a discount during a series of offering periods. The length of the offering periods under the ESPP will be determined by the plan administrator and may be up to 27 months long. Accumulated employee payroll deductions will be used to purchase shares of Common Stock on each purchase date during an offering period. The number of purchase periods within, and purchase dates during, each offering will be established by the plan administrator, but in no event will any purchase period exceed 27 months. Offering periods under the ESPP will commence when determined by the plan administrator. The plan administrator may, in its discretion, modify the terms of future offerings.
Enrollment and Contributions. The ESPP permits participants to purchase shares of Common Stock through payroll deductions of a whole percentage or fixed dollar amount of their eligible compensation, which, in absence of any designation by the plan administrator in the applicable offering document, may not be less than 1% and may not be more than 15% of the participant’s eligible compensation for any payroll period. The plan administrator will establish a maximum number of shares that may be purchased by a participant during any offering period or purchase period, with respect to the Section 423

Component, will in all cases be limited to no more than $25,000 worth of shares under the ESPP per calendar year in which such rights to purchase stock are outstanding (considered together with any other ESPP maintained by us or certain parent or subsidiary entities) based on the fair market value of the shares at the time the purchase right is granted.
Purchase Rights. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of Common Stock. Unless a participant has previously withdrawn his or her participation in, or has otherwise become ineligible to participate in, the ESPP prior to any applicable purchase date, the option will be exercised on the applicable purchase date(s) during the offering period to the extent of the payroll deductions accumulated during the offering period. The participant will purchase the maximum number of whole shares of Common Stock that his or her accumulated payroll deductions will buy at the purchase price, subject to the participation limitations described above, and any fractional shares will be credited to the participant’s account and carried forward and applied toward the purchase of whole shares on the next purchase date.
Purchase Price. The purchase price for each offering period will be designated by the plan administrator in the applicable offering document (which purchase price, for purposes of the Section 423 Component, will not be less than 85% of the closing trading price of a share of Common Stock on the enrollment date or purchase date of the applicable offering period, whichever is lower) or, in the absence of a designation by the plan administrator, the purchase price will be the lower of 85% of the closing trading price per share of Common Stock on the enrollment date of the applicable offering period or 85% of the closing trading price per share on the applicable purchase date, which will be the last trading day of each purchase period.
Payroll Deduction Changes; Withdrawals; Terminations of Employment. A participant may decrease, increase or suspend his or her payroll deductions during any purchase period, subject to any limitations as the plan administrator may establish. Any suspension of payroll deductions will be treated as a withdrawal of participation in the ESPP. In addition, a participant may withdraw his or her participation from the ESPP at any time by submitting written notice to us within the time frame established by the plan administrator prior to the end of the then-current purchase period for the offering in which such participant is enrolled. Upon any withdrawal, the participant will receive a refund of the participant’s account balance in cash, and his or her payroll deductions shall cease. Participation in the ESPP ends automatically upon a participant’s termination of employment.
Transfer Restrictions. A participant may not transfer (other than by will or the laws of descent and distribution) any right granted under the ESPP and, during a participant’s lifetime, purchase rights granted under the ESPP shall be exercisable only by such participant.
Adjustments; Changes in Capitalization. In the event of certain transactions or events affecting Common Stock, such as any stock dividend or other distribution, Change of Control (as defined in the ESPP), reorganization, merger, consolidation or other corporate transaction, the ESPP administrator will make equitable adjustments to the ESPP and outstanding rights. In addition, in the event of the foregoing transactions or events or certain significant transactions, including a Change of Control or change in applicable law or accounting principles, the plan administrator may, in order to prevent the dilution of enlargement of intended benefits under the ESPP or facilitate or give effect to such transactions, events or changes, provide for one or more of the following: (i) either the replacement of outstanding rights with other rights or property or termination of outstanding rights in exchange for cash, (ii) the assumption or substitution of outstanding rights by the successor or survivor corporation or parent or subsidiary thereof, (iii) the adjustment in the number and type of shares of stock subject to outstanding rights, (iv) the use of participants’ accumulated payroll deductions to purchase stock on a new purchase date prior to the next scheduled purchase date and termination of any rights under ongoing offering periods or (v) the termination of all outstanding rights.
Amendment and Termination. The plan administrator may amend, suspend or terminate the ESPP at any time, subject to stockholder approval to increase the number (or change the type) of securities that may be issued under the ESPP or as otherwise required under Section 423 of the Code.
Material U.S. Federal Income Tax Consequences
The following is a general summary under current law of the principal U.S. federal income tax consequences related to participation in the ESPP. This summary deals with the general federal income tax principles that apply and is provided only for general information. Some kinds of taxes, such as state, local and foreign income taxes and federal employment taxes, are not discussed. This summary is not intended as tax advice to participants, who should consult their own tax advisors.
Section 423 Component. The Section 423 Component of the ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code.
For federal income tax purposes, a participant in the Section 423 Component of the ESPP generally will not recognize taxable income on the grant of an option under the ESPP, nor will we be entitled to any deduction at that time. Additionally, if applicable holding period requirements are met, the participant should not recognize taxable income at the time of exercise.

If stock acquired under the Section 423 Component of the ESPP is held for a minimum of two years from the date of grant and one year from the date of exercise, the participant (or the participant’s estate) will recognize ordinary income measured as the lesser of (i) the excess of the fair market value of the shares at the time of such sale or disposition (or death) over the purchase price or (ii) the excess of the fair market value of the shares on the date the option was granted over the purchase price. Any additional gain will be treated as long-term capital gain.
If the holding period requirements are not met, the participant will recognize ordinary income at the time of disposition of the stock equal to the excess of the fair market value of the shares on the date the shares were acquired over the purchase price, with any remaining gain or loss being treated as capital gain or capital loss. However, if the holding period requirements are not met and the amount realized at the time of disposition is less than the fair market value of the shares at the time of exercise, the participant will recognize ordinary income to the extent of the excess of the fair market value of such shares on the date the shares were acquired over the purchase price for such shares, and a capital loss to the extent the fair market value of such shares on the exercise date exceeds the amount realized upon disposition.
We or our subsidiaries generally are not entitled to a federal income tax deduction upon acquisition of or disposition of the shares acquired under the Section 423 Component, except to the extent that the participant recognizes ordinary income on disposition of the shares.
Non-Section 423 Component. The Non-Section 423 Component of the ESPP is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. Accordingly, certain tax benefits available to participants in a Section 423 plan are not available under the Non-Section 423 Component of the ESPP.
For federal income tax purposes, a participant in the Non-Section 423 Component of the ESPP generally will not recognize taxable income on the grant of an option under the ESPP, nor will we be entitled to any deduction at that time. Upon acquisition of shares under the ESPP, a participant will recognize ordinary income, and we will be entitled to a corresponding deduction, in an amount equal to the difference between the fair market value of the shares of Common Stock on the date of acquisition and the purchase price paid for the shares. A participant’s basis in shares of Common Stock acquired, for purposes of determining the participant’s gain or loss on subsequent disposition of such shares of Common Stock, generally, will be the fair market value of the shares so acquired.
Upon the subsequent sale of the shares acquired under the Non-Section 423 Component of the ESPP, the participant will recognize capital gain or loss (long-term or short-term, depending on how long the shares were held following the date they were purchased by the participant prior to disposing of them).
We or our subsidiaries or affiliates will generally be entitled to a federal income tax deduction upon the exercise of the option to the extent that the participant recognizes ordinary income.
Director Compensation
The following individuals served as non-employee directors of TOI in 2021: Richard Barasch, Mohit Kaushal, Karen Johnson, Anne McGeorge, Maeve O’Meara and Ravi Sarin. We have not historically maintained a formal non-employee director compensation program. However, we have provided cash compensation and awarded options to purchase shares of our Common Stock to non-employee directors from time to time. Additionally, we reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of the Board and its committees.
No compensation was paid to any director for service in 2021.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information with respect to the beneficial ownership of our Common Stock immediately following the consummation of the Business Combination by:
•each person known by us to beneficially own more than 5% of the outstanding shares of our Common Stock;
•each of our directors;
•each of our named executive officers; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o the Oncology Institute, 18000 Studebaker Rd, Suite 800, Cerritos, California 90703.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	% of Ownership
5% Holders
TOI HC I, LLC(1)	15,662,794	21.4%
M33 Growth I L.P.(2)	15,256,383	20.8%
FMR LLC(3)	12,000,000	16.4%
Richy Agajanian(4)	8,149,124	11.1%
FOG Ventures Investments, LLC(5)	4,634,908	6.3%
OncologyCare Partners, LLC(6)	4,109,771	5.6%
Directors and Executive Officers(7)
Brad Hively(8)	916,652	1.2%
Daniel Virnich(9)	422,866	*
Scott Dalgleish(10)	209,100	*
Yale Podnos(11)	63,024	*
Richard Barasch(12)	1,598,949	2.1%
Karen Johnson	—	—
Mohit Kaushal(13)	25,534	*
Anne McGeorge	—	—
Maeve O’Meara	—	—
Ravi Sarin(6)	4,109,771	5.4%
All directors and executive officers as a group (10 individuals)	7,345,896	9.7%
* Less than one percent
(1) Consists of 15,662,794 shares of Common Stock for which TOI HC I, LLC is the record owner and excludes 3,325,177 Earnout Shares that may be issued to TOI HC I, LLC pursuant to the Merger Agreement. Havencrest Healthcare Partners, L.P. (“Havencrest”) and its general partner, Havencrest Healthcare Partners GP, LLC (“Havencrest GP”) indirectly have the power to control TOI HC, LLC and may be deemed to have beneficial ownership of the shares directly held by TOI HC I, LLC. Each of Havencrest and Havencrest GP expressly disclaims beneficial ownership of such securities to the extent of their pecuniary interest therein. The business address for TOI HC I, LLC, Havencrest, and Havencrest GP is 2100 McKinney Ave., #1760, Dallas TX 75201.
(2) Consists of (i) 13,703,803 shares of Common Stock held by M33 Growth I L.P. (“M33”) and (ii) 1,552,580 shares of Common Stock held by TOI M, LLC (“TOI M”). Excludes 2,909,288 Earnout Shares to M33 and 329,609 Earnout Shares to TOI M that may be issued pursuant to the Merger Agreement. M33 Growth I GP LLC is the general partner of M33. Michael Anello, Gabriel Ling and Brian Shortsleeve serve as the managers of M33 Growth I GP LLC. As a result, Mr. Anello, Mr. Ling and Mr. Shortsleeve indirectly have the power to control M33 and may be deemed to have indirect beneficial ownership of the securities held by M33. M33 is a member of TOI M and Mr. Ling, Mr. Anello and Mr. Shortsleeve each serve as managers of TOI M. As a result, Mr. Ling, Mr. Anello and Mr. Shortsleeve each have the power to control TOI M and may be deemed to have indirect beneficial ownership of the securities held by TOI M. The business address of each of M33 and TOI M is 888 Boylston Street, Suite 500, Boston, MA 02199.
(3) Consists of (i) 373,842 shares of Common Stock to be owned by Fidelity Capital Trust: Fidelity Stock Selector Small Cap Fund; (ii) 1,126,158 shares of Common Stock to be owned by Fidelity Securities Fund: Fidelity Series Small Cap Opportunities Fund; (iii) 112,536 shares of Common Stock owned by Variable Insurance Products Fund III: VIP Growth Opportunities Portfolio; (iv) 814,767 shares of Common Stock to be owned by Fidelity Advisor Series I: Fidelity Advisor Growth Opportunities Fund; (v) 28,268 shares of Common Stock to be owned by Fidelity Advisor Series I: Fidelity Advisor Series Growth Opportunities Fund; (vi) 11,405 shares of Common Stock to be owned by Fidelity U.S. Growth Opportunities Investment Trust by its manager Fidelity Investments Canada ULC; (vii) 33,024 shares of Common Stock to be owned by Fidelity NorthStar Fund - Sub D by its manager Fidelity Investments Canada ULC; (viii) 2,232,581 shares of Common Stock to be owned by Fidelity Select Portfolios: Select Health Care Portfolio; (ix) 1,472,782 shares of Common Stock to be owned by Fidelity Advisor Series VII: Fidelity Advisor Health Care Fund; (x) 761,936 shares of Common Stock to be owned by Fidelity Central Investment Portfolios LLC: Fidelity U.S. Equity Central Fund - Health Care Sub; (xi) 282,701 shares of

Common Stock to be owned by Variable Insurance Products Fund IV: VIP Health Care Portfolio; (xii) 377,375 shares of Common Stock to be owned by Fidelity Mt. Vernon Street Trust: Fidelity Series Growth Company Fund; (xiii) 1,815,080 shares of Common Stock to be owned by Fidelity Mt. Vernon Street Trust: Fidelity Growth Company Fund; (xiv) 2,110,757 shares of Common Stock to be owned by Fidelity Growth Company Commingled Pool, By: Fidelity Management Trust Company, as Trustee; and (xv) 446,788 shares of Common Stock to be owned by Fidelity Mt. Vernon Street Trust : Fidelity Growth Company K6 Fund. These accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC.
Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.
(4) Shares beneficially owned by Richy Agajanian consists of (i) 7,642,253 shares of Common Stock held by Jimmy Holdings, Inc. and (ii) 506,871 shares of Common Stock held by Agajanian Holdings, LLC. Shares beneficially owned by Jimmy Holdings, Inc. excludes 1,828,363 Earnout Shares to Jimmy Holdings, Inc. and 107,608 Earnout Shares to Agajanian Holdings, LLC that may be issued pursuant to the Merger Agreement. Jimmy Holdings, Inc. has voting and non-voting securities. Richy Agajanian controls the voting power of the voting securities of Jimmy Holdings, Inc., and, as a result of such control, may be deemed to have indirect beneficial ownership of the securities held by Jimmy Holdings, Inc. The business address for Jimmy Holdings, Inc. is 2810 Pinckard Ave., Redondo Beach, CA 90278. Shares beneficially owned by Agajanian Holdings, Inc excludes 107,608 Earnout Shares to Agajanian Holdings, LLC that may be issued pursuant to the Merger Agreement. Dr. Agajanian is a trustee of three trusts, which trusts collectively hold all of the membership interests of Agajanian Holdings, LLC, and therefore Dr. Agajanian and his co-trustee, if and as applicable, share voting and dispositive power over the shares as trustee(s). Richy Agajanian disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, if any.
(5) Dan Murillo, as principal of FOG Ventures Investments, LLC, directly or indirectly has the power to control FOG Ventures Investments, LLC. As a result, Mr. Murillo may be deemed to have indirect beneficial ownership of the securities held by FOG Ventures Investments, LLC. The business address for FOG Ventures Investments, LLC is 19300 S Hamilton Ave, Ste. 285, Gardena, CA 90248.
(6) Excludes 872,495 Earnout Shares to OncologyCare Holdings, LLC that may be issued pursuant to the Merger Agreement. OncologyCare Holdings, LLC is the manager of OncologyCare Partners, LLC, and Ravi Sarin formerly served as the managing member of OncologyCare Partners, LLC and continues to have the ability to influence the vote and disposition of the shares in certain circumstances, and thus may be deemed to indirectly beneficially own the shares, except to the extent of his pecuniary interest therein.
(7) Unless indicated otherwise, the address of each stockholder is 18000 Studebaker Rd., Suite 800, Cerritos, CA 90703.
(8) Consists of (i) 141,380 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $12.50 per share for 20 days within any 30 consecutive trading days for the two-year period following the closing of the Business Combination, subject to continued employment at such time, (ii) 212,070 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $15.00 per share for 20 days within any 30 consecutive trading days for the three-year period following the closing of the Business Combination, subject to continued employment at such time and (iii) 563,202 shares of common stock issuable upon exercise of stock options held by Mr. Hively that are exercisable within 60 days of the Closing Date.
(9) Consists of (i) 78,094 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $12.50 per share for 20 days within any 30 consecutive trading days for the two-year period following the closing of the Business Combination, subject to continued employment at such time, (ii) 117,142 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $15.00 per share for 20 days within any 30 consecutive trading days for the three-year period following the closing of the Business Combination, subject to continued employment at such time and (iii) 227,630 shares of common stock issuable upon exercise of stock options held by Dr. Virnich that are exercisable within 60 days of the Closing Date.

(10) Consists of (i) 47,566 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $12.50 per share for 20 days within any 30 consecutive trading days for the two-year period following the closing of the Business Combination, subject to continued employment at such time, (ii) 71,350 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $15.00 per share for 20 days within any 30 consecutive trading days for the three-year period following the closing of the Business Combination, subject to continued employment at such time and (iii) 90,184 shares of common stock issuable upon exercise of stock options held by Mr. Dalgleish that are exercisable within 60 days of the Closing Date.
(11) Consists of (i) 11,359 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $12.50 per share for 20 days within any 30 consecutive trading days for the two-year period following the closing of the Business Combination, subject to continued employment at such time, (ii) 17,039 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $15.00 per share for 20 days within any 30 consecutive trading days for the three-year period following the closing of the Business Combination, subject to continued employment at such time and (iii) 34,626 shares of common stock issuable upon exercise of stock options held by Mr. Podnos that are exercisable within 60 days of the Closing Date.
(12) Includes (i) 85,122 shares of Common Stock held by Mr. Barasch; (ii) 182,500 shares of Common Stock issuable upon conversion of Series A Common Equivalent Preferred held by Mr. Barasch (including 23,000 Earnout Shares that may be released to Mr. Barasch based on the terms of the Merger Agreement); (iii) 709,800 shares of Common Stock issuable upon conversion of Series A Common Equivalent Preferred held by the Helen Barasch Family Trust #1 (the “Barasch Family Trust”) (including 894,000 Earnout Shares that may be released to the Barasch Family Trust based on the terms of the Merger Agreement) and (iv) 621,527 shares of Common Stock issuable upon exercise of warrants held by Mr. Barasch, which will become exercisable within 60 days (including 73,024 Earnout Warrants that may be released to Mr. Barasch based on the terms of the Merger Agreement). Mr. Barasch, acting as an investment advisor with respect to the Barasch Family Trust, may be deemed to beneficially own such shares held by the Barasch Family Trust. The address of Mr. Barasch is 300 Central Park West, Apt 7G, New York, NY 10024. The address of the Barasch Family Trust is 500 Stanton Christiana Rd NCC2, Newark DE 19713. The shares held by Mr. Barasch give pro forma effect to a distribution of shares currently held by the Sponsor, which are expected to be distributed to Mr. Barasch upon the Sponsor’s scheduled dissolution.
(13) Represents shares held by Dr. Kaushal prior to the consummation of the Business Combination, after giving effect to forfeitures pursuant to the Stockholder Support Agreement, dated as of June 28, 2021, by and among DFP, TOI and the Sponsor.
Item 13. Certain Relationships and Related Transactions, and Director Independence
In addition to the compensation arrangements with directors and executive officers described under “Executive and Director Compensation” and “Management”, the following is a description of each transaction since January 1, 2018 and each currently proposed transaction in which:
a.we have been or are to be a participant;
b.the amount involved exceeds or will exceed $120,000; and
c.any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.
Registration Rights Agreement
In connection with the execution of the Merger Agreement, we and certain stockholders of Legacy TOI and DFP entered into the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within 30 business days of the closing of the Business Combination. Certain Legacy TOI stockholders and DFP stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering, or up to once in the case of a long-form registration, so long as the aggregate market price of the securities being registered exceeds $25.0 million at the time of the request. We also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

Director and Officer Indemnification
Our Charter and Bylaws provide for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. We have entered into indemnification agreements with each member of our Board and several of our officers.
Procedures with Respect to Review and Approval of Related Person Transactions
Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Under the policy, our legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If the head of our legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, the head of our legal department will be required to present to the audit committee all relevant facts and circumstances relating to the related person transaction. The audit committee will be required to review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of the our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the audit committee, subject to ratification of the transaction by the audit committee at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the audit committee for ratification at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then-current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.
Our board of directors has delegated to the officers of the Company the right to approve certain commercial agreement entered into with related parties on arm’s length terms (as determined by the officers of the Company) in the ordinary course of business; provided, however, that any such agreement that is reasonably likely to require, during the term of such agreement, annual payments to or by the Company and its subsidiaries in excess of $500,000 shall be subject to approval in accordance with our related party transaction policy discussed above.
Item 14. Principal Accounting Fees and Services
The firm of BDO USA, LLP, or BDO, acts as our independent registered public accounting firm. The following is a summary of fees paid to BDO for services rendered.
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2021 and December 31, 2020 of services rendered in connection with our initial public offering, totaled $798,600 and $1,195,978, respectively.
Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2021 and December 31, 2020, an aggregate of $81,477 and $31,267 fees was billed to us by BDO, respectively.
All Other Fees. All other fees consist of fees billed for all other services. During the years ended December 31, 2021 and December 31, 2020, an aggregate of $123,252 and $0 were billed to us by BDO in for financial due diligence in connection with our search for a business combination and inventory management.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Consolidated Financial Statements and Supplementary Data:
Financial Statements. The following is a list of the Consolidated Financial Statements of The Oncology Institute, Inc. and its subsidiaries included in Item 8 of Part II of this report.
(b)Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits located on page 122 of this report.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
10.1	Form of Subscription Agreement, by and between DFP and the undersigned subscribers party thereto	S-4/A	333-258152	10.1	October 20, 2021
10.2	Form of Deerfield Subscription Agreement, by and between DFP and the undersigned subscribers party thereto	S-4/A	333-258152	10.2	October 20, 2021
10.3	Amended and Restated Registration Rights Agreement, by and among DFP Heathcare Acquisitions Corp., DFP Sponsor LLC and certain other parties thereto	8-K/A	001-39248	10.1	November 22, 2021
10.4	The Oncology Institute, Inc., 2021 Incentive Award Plan	8-K/A	001-39248	10.2	November 22, 2021
10.5	The Oncology Institute, Inc. Employee Stock Purchase Plan	8-K/A	001-39248	10.3	November 22, 2021
10.6	Form of Indemnification Agreement	8-K/A	001-39248	10.5	November 22, 2021
10.7	Amended and Restated Management Services Agreement, dated January 12, 2021, by and between TOI Management, LLC and The Oncology Institute CA, as amended	8-K/A	001-39248	10.6	November 22, 2021

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.8	TOI Parent, Inc. 2019 Non-Qualified Stock Option Plan	8-K/A	001-39248	10.7	November 22, 2021
21.1	Subsidiaries of the registrant	S-1	333-261740	21.1	December 17, 2021
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney	S-1	333-261740	24.1	December 17, 2021
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
101
The following financial information from The Oncology Institute's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Convertible Preferred Shares and Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary
None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this the day of March 11, 2022.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Brad Hively
Brad Hively
Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned officers and directors of The Oncology Institute, Inc., hereby severally constitute and appoint Brad Hively and Scott Dalgleish, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement (or any other registration statement for the same offering that is to be effective upon filing pursuant to Rule 462(b) under the Securities Act of 1933), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date
/s/ Brad Hively
Brad Hively	Chief Executive Officer and Director (principal executive officer)	March 11, 2022
/s/ Scott Dalgleish
Scott Dalgleish	Chief Financial Officer (principal financial and accounting officer)	March 11, 2022
/s/ Richard Barasch
Richard Barasch	Director	March 11, 2022
/s/ Karen Johnson
Karen Johnson	Director	March 11, 2022
/s/ Mohit Kaushal
Mohit Kaushal	Director	March 11, 2022
/s/ Anne McGeorge
Anne McGeorge	Director	March 11, 2022
/s/ Maeve O'Meara
Maeve O’Meara	Director	March 11, 2022
/s/ Ravi Sarin
Ravi Sarin	Director	March 11, 2022