Form 10-Q
period 2022-03-31
Oncology Institute, Inc.
filed 2022-05-10
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of May 9, 2022, the registrant had 73,276,230 shares of common stock outstanding.

PART I
Item 1. Financial Statements and Supplementary Data
THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash (includes restricted cash of $875 and $875 as of March 31, 2022 and December 31, 2021)	$95,534	$115,174
Accounts receivable	24,513	20,007
Other receivables	1,279	1,237
Inventories, net	7,770	6,438
Prepaid expenses	10,744	11,200
Total current assets	139,840	154,056
Property and equipment, net	4,909	4,192
Operating right of use assets	17,233	—
Intangible assets, net	17,572	18,245
Goodwill	26,626	26,626
Other assets	332	320
Total assets	$206,512	$203,439
Liabilities and stockholders’ equity
Current liabilities:
Current portion of operating lease liabilities	$4,277	$—
Current portion of long-term debt	—	183
Accounts payable	12,596	15,559
Income taxes payable	132	132
Accrued expenses and other current liabilities	14,516	13,924
Total current liabilities	31,521	29,798
Operating lease liabilities	14,409	—
Derivative warrant liabilities	3,654	2,193
Derivative earnout liabilities	20,578	60,018
Other non-current liabilities	3,801	6,900
Deferred income taxes liability	551	371
Total liabilities	74,514	99,280
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
TOI Common shares, $0.0001 par value, Authorized 500,000,000 shares; 73,276,230 and 73,249,042 shares issued and outstanding at March 31, 2022 and December 31, 2021	7	7
TOI Convertible Series A Common Equivalent Preferred Shares, $0.0001 par value. Authorized 10,000,000 shares; 163,510 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	175,939	167,386
Accumulated deficit	(43,948)	(63,234)
Total stockholders’ equity	131,998	104,159
Total liabilities, cumulative preferred shares and stockholders’ equity	$206,512	$203,439

Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $49,238 and $42,332 as of March 31, 2022 and December 31, 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $96,129 and $79,579 as of March 31, 2022 and December 31, 2021, respectively. See Note 17 for further details.
See accompanying notes to the condensed consolidated financial statements.
THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Patient services	$35,057	$29,622
Dispensary	18,679	17,618
Clinical trials & other	1,425	1,340
Total operating revenue	55,161	48,580
Operating expenses
Direct costs – patient services	27,378	23,086
Direct costs – dispensary	15,324	15,123
Direct costs – clinical trials & other	137	169
Selling, general and administrative expense	29,806	11,178
Depreciation and amortization	987	777
Total operating expenses	73,632	50,333
Loss from operations	(18,471)	(1,753)
Other non-operating expense (income)
Interest expense	74	101
Change in fair value of derivative warrant liabilities	1,461	—
Change in fair value of earnout liabilities	(39,440)	—
Gain on debt extinguishment	(183)	—
Other, net	151	(1,076)
Total other non-operating income	(37,937)	(975)
Income before provision for income (loss) taxes	19,466	(778)
Income tax expense	(180)	(218)
Net income (loss)	$19,286	$(996)
Net income (loss) per share attributable to common stockholders:
Basic	$0.22	$(0.02)
Diluted	$0.21	$(0.02)
Weighted-average number of shares outstanding:
Basic	73,252,365	62,853,419
Diluted	76,247,966	62,853,419

See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(US Dollars in thousands, except share data)
(Unaudited)

	Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	73,249,042	$7	163,510	$—	$167,386	$(63,234)	$104,159
Net Income	—	—	—	—	—	19,286	19,286
Issuance of common stock upon vesting of RSUs	27,188	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	8,553	—	8,553
Balance at March, 31, 2022	73,276,230	$7	163,510	$—	$175,939	$(43,948)	$131,998

	Legacy TOI preferred stock		Legacy TOI common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid in capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance at December, 31, 2020 (as previously reported)	11,451	$100	—	$—	—	$—	—	$—	$294	$(52,307)	$(52,013)
Retroactive application of the recapitalization due to the Business Combination (refer to Note 1)	(11,451)	(100)	—	—	59,160,192	6	—	—	80,108	—	80,114
Balance at December 31, 2020, effect of Business Combination (refer to Note 1)	—	$—	—	$—	59,160,192	$6	—	$—	$80,402	$(52,307)	$28,101
Net loss	—	—	—	—	—	—	—	—	—	(996)	(996)
Legacy TOI preferred stock issued and issuance of common stock	—	—	—	—	6,861,637	1	—	—	19,998	—	19,999
Share-based compensation expense	—	—	—	—	—	—	—	—	42	—	42
Balance at March, 31, 2021	—	$—	—	$—	66,021,829	$7	—	$—	$100,442	$(53,303)	$47,146

See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$19,286	$(996)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	987	777
Amortization of debt issuance costs	—	18
Share-based compensation	8,553	42
Increase in fair value of liability classified warrants	1,461	—
Decrease in fair value of liability classified earnouts	(39,440)	—
Deferred taxes	180	221
Gain on debt extinguishment	(183)	—
Bad debt expense	154	—
Loss on disposal of property and equipment	14	—
Changes in operating assets and liabilities:
Accounts receivable	(4,660)	(550)
Inventories	(1,332)	10
Other receivables	(42)	(20)
Prepaid expenses	456	56
Other current assets	—	(353)
Operating lease right-of-use assets	942	—
Other assets	(11)	(37)
Accrued expenses and other current liabilities	526	358
Income taxes payable	—	102
Accounts payable	(2,963)	474
Current and long-term operating lease liabilities	(909)	—
Other non-current liabilities	—	362
Net cash and restricted cash (used in) provided by operating activities	(16,981)	464
Cash flows from investing activities:
Purchases of property and equipment	(1,002)	(619)
Cash paid for practice acquisitions, net	—	(827)
Net cash and restricted cash used in investing activities	(1,002)	(1,446)
Cash flows from financing activities:
Advances from line of credit	—	2,500
Payments made for financing of insurance payments	(1,235)	—
Payment of deferred consideration liability for acquisition	(409)	—
Principal payments on long-term debt	—	(94)
Principal payments on financing leases	(13)	(10)
Issuance of Legacy TOI preferred stock	—	20,000
Net cash and restricted cash (used in) provided by financing activities	(1,657)	22,396
Net (decrease) increase in cash and restricted cash	(19,640)	21,414
Cash and restricted cash at beginning of period	115,174	5,998
Cash and restricted cash at end of period	$95,534	$27,412
Supplemental disclosure of cash flow information:
Interest and principal forgiven from Paycheck Protection Program loans	$183	$—
Cash paid for:
Income taxes	$—	$4
Interest	$74	$—
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021
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
On November 12, 2021 ("Closing Date"), the Business Combination closed following a series of mergers, which resulted in DFPH emerging as the parent of the combined entity Orion Merger Sub II, LLC and TOI Parent (together, "Legacy TOI"). DFPH was renamed “The Oncology Institute, Inc.” and common stock and "Public Warrants" continued to be listed on Nasdaq under the ticker symbols “TOI” and “TOIIW,” respectively (See Note 16).
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
The Company has 84 oncologists and mid-level professionals across 53 clinic locations located within four states: California, Nevada, Arizona, and Florida. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, is comprised of the clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, MediCal, and commercial patients.
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. However, the Company believes that the disclosures are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (of normal and recurring nature) considered necessary for fair presentation have been reflected in these interim statements. As such, the information included in the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes as of, and for the year ended December 31, 2021, issued on March 11, 2022.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of TOI, its subsidiaries, all of which are controlled by TOI through majority voting control, and variable interest entities (“VIE”) for which TOI (through TOI Management) is the primary beneficiary. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity or voting interest model. All significant intercompany balances and transactions have been eliminated in consolidation.
Variable Interest Entities

The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Company are presented as a component of total equity to distinguish between the interests of the Company and the interests of the noncontrolling owners. Revenues, expenses, and net income from these subsidiaries are included in the consolidated amounts as presented on the condensed consolidated statements of operations.
The Company holds variable interests in clinical practices, TOI PCs, for which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of March 31, 2022, TOI held variable interest in The Oncology Institute CA, a Professional Corporation (TOI CA) and The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL,"), both of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the shareholders of the Company's consolidating VIEs own a minority of the issued and outstanding common shares of the Company.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions. Significant items subject to such estimates and assumptions include judgements related to revenue recognition, estimated accounts receivable, useful lives and recoverability of long-lived and intangible assets, recoverability of goodwill, fair values of acquired assets and assumed liabilities in business combinations, fair value of intangible assets and goodwill, fair value of share-based compensation, fair value of liability classified instruments, and judgements related to deferred income taxes.
Net Income (Loss) Per Share
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic and diluted net income (loss) per share has been retrospectively adjusted for all periods presented prior to the Business Combination. The retroactive adjustment is based on the same number of weighted average shares outstanding in each historical period.
Under the two-class method, basic and diluted net income (loss) per share attributable to common stockholders is computed by dividing the basic and diluted net income (loss) attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options, restricted stock units, earnout shares (defined in Note 14), public warrants and private placement warrants. For periods where the Company has net losses, diluted net loss per share is the same as basic net loss per share because inclusion of potential common shares in the diluted net loss per share calculation has an antidilutive effect.
The treasury stock method is used to calculate the potentially dilutive effect of stock options, RSUs, public warrants and private placement warrants. The earnout shares are contingently issuable; therefore, the earnout shares are excluded from basic and diluted EPS until the market conditions have been met (see more detail on the earnout shares in Note 14). For the periods presented, the public and private placement warrants are out of the money; therefore, the public and private placement warrants are antidilutive and excluded from diluted net income per share.
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
Recently Adopted Accounting Standards
Leases
On January 1, 2022, the Company adopted Accounting Standards Update 2016-02, Leases, with various amendments issued in 2018 and 2019 (collectively, “ASC 842”) using the modified retrospective approach, for leases that existed on January 1, 2022. ASC 842 requires lessees to recognize assets and liabilities for most leases. The Company evaluates whether an arrangement is or contains a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of an identified asset for a period of time in exchange for consideration. Upon lease commencement, the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. The Company applied certain practical expedients permitted under the transition guidance, including the package of practical expedients, which permits the Company not to reassess its prior conclusions related to lease identification, lease classification, and initial direct costs capitalization. The Company solely acts as a lessee and its leases primarily consist of operating leases for its real estate in the states in which the Company operates. The Company has other operating and financing leases for various clinical and non-clinical equipment.
Generally, upon the commencement of a lease, the Company will record a right-of-use (“ROU”) asset and lease liability. An ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are measured at the present value of the remaining, fixed lease payments at lease commencement. The Company uses its incremental borrowing rate, based on the information available at the later of adoption, inception, or modification in determining the present value of lease payments. ROU assets are measured at an amount equal to the initial lease liability, plus any prepaid lease payments (less any incentives received) and initial direct costs, at the lease commencement date. The Company has elected to account for lease and non-lease components as a single lease component for all underlying classes of assets. As a result, the fixed payments that would otherwise be allocable to the non-lease components are accounted for as lease payments and included in the measurement of the Company’s right-of-use asset and lease liability.
Lease arrangements with an initial term of 12 months or less are considered short-term leases and are not recorded on the balance sheet. The operating lease payments are recognized as an expense on a straight-line basis over the lease term. The lease term includes any period covered by renewal options available that the Company is reasonably certain to exercise and any options to terminate the lease that the Company is not reasonably certain to exercise.
The Company displays ROU assets, current lease liabilities, and long term lease liabilities arising from operating leases as separate line items on the condensed consolidated balance sheet. The Company includes ROU assets, current lease liabilities, and long term lease liabilities arising from finance leases within property and equipment, net; accrued expenses and other current liabilities; and other non-current liabilities. As a result of the Company's adoption of ASC 842, the Company recorded an initial adjustment to the opening balance sheet of $16,439 to operating ROU assets, $3,970 to current portion of operating lease liabilities, $13,796 to long term operating lease liabilities, $43 to property and equipment, net; $19 to other current liabilities; and $21 to other non-current liabilities. The impact of ASC 842 was not material to the consolidated statement of income (operations).
Other
In May 2021, the FASB issued Accounting Standards Update 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance in ASU 2021-04 requires the issuer to treat a modification of an equity-classified written call option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the option or as termination of the original option and issuance of a new option. The Company adopted ASU 2021-04 as of January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.
Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, instead of when incurred. In November 2018, the FASB issued Accounting Standard Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”), which amends Subtopic 326-20 (created by ASU 2016-13) to explicitly state that operating lease receivables are not in the scope of Subtopic 326-20. Additionally, in April 2019, the FASB issued Accounting Standard Update 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”); in May 2019, the FASB issued Accounting Standards Update 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”); and in November 2019, the FASB issued Accounting Standards Update 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2019-10”), to provide further clarifications on certain aspects of ASU 2016-13 and to extend the nonpublic entity effective date of ASU 2016-13. The changes (as amended) are effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2022. An entity may early adopt ASU 2016-13, as amended, for annual and interim periods in fiscal years beginning after December 15, 2018. While the Company expects its allowance for credit losses to increase upon adoption of ASU 2016-13, the Company does not expect the adoption of ASU 2016-13 to have a material effect on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which amends ASC 740, Income Taxes. This new standard is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. The new standard is effective for the Company beginning January 1, 2022, and for interim periods beginning January 1, 2023. The guidance in the new standard has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of ASU 2019-12 on the Company’s consolidated financial statements and related disclosures.
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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Percentage of Net Revenue:
Payor A	16%	17%
Payor B	17%	13%
The concentration of gross receivables on a percentage basis for major payors at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Percentage of Gross Receivables:
Payor B	21%	19%
Payor C	13%	14%
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Percentage of Cost of Sales:
Vendor A	51%	48%
Vendor B	47%	50%
The concentration of gross payables on a percentage basis for major payors at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Percentage of Gross Payables:
Vendor B	55%	47%
Vendor A	28%	39%
All others	17%	14%
COVID-19 Pandemic
In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this coronavirus, a pandemic. The resulting measures to contain the spread and impact of COVID-19 and other developments related to COVID-19 have affected the Company’s results of operations during 2022. Where applicable, the impact resulting from the COVID-19 pandemic during the three months ended March 31, 2022 has been considered, including updated assessments of the recoverability of assets and evaluation of potential credit losses. As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In total, the CARES Act, PPPHCE Act and the CAA authorize $178,000,000 in funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition, the CARES Act provides for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During the year ended December 31, 2021, the Company was a beneficiary of these stimulus measures. The Company’s accounting policies for the recognition of these stimulus monies is as follows.
The Company directly received $4,993 in Paycheck Protection Program (“PPP”) loans under the CARES Act and indirectly received an additional $332 in PPP loans through acquisitions (see Note 16). PPP loans may be eligible for forgiveness if the funds were used for eligible payroll costs, payments on business mortgage interest payments, rent, or utilities during either the 8- or 24-week period after disbursement. The Company elected to account for the loans as current debt until such loans were forgiven. Forgiveness for $5,142 of the PPP loans was received during the year ended December 31, 2021, with the balance of $183 being received during the three months ended March 31, 2022. As such, the Company recognized the loan principal balance and accrued interest as a gain on debt extinguishment in the condensed consolidated statement of operations.
The Company received $2,727 from CMS under the Accelerated and Advance Payment Program which is an advance on future Medicare payments and will be recouped from future payments due to the Company by Medicare after 120 days. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped against Medicare payments according to the repayment terms. As of December 31, 2021, the Medicare accelerated payments are reflected within accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2022, the Company repaid all advances received from CMS under the Accelerated and Advance Payment Program.
The Company received funding from United States Department of HHS as part of the Provider Relief Funding under the CARES Act. Provider Relief Funding is paid in the form of a grant and does not require repayment if used to cover lost revenue, as defined, attributable to COVID-19 and healthcare-related expenses, as defined, including qualifying direct labor, paid or purchased to prevent, prepare for, and respond to COVID-19. Under International Accounting Standard No. 20, Accounting for Government Grants (“IAS 20”), grants are recognized when an entity has reasonable assurance that 1) it will comply with the relevant conditions and 2) the grant will be received. The Company recognized $0 and $1,023 in other income related to the HHS funding during the three months ended March 31, 2022 and 2021 by applying IAS 20 by analogy.
Note 4. Accounts Receivable and Notes Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable.

Accounts Receivable as of March 31, 2022 and December 31, 2021 consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Oral drug accounts receivable	$2,535	$2,097
Capitated accounts receivable	721	665
FFS accounts receivable	15,518	12,530
Clinical trials accounts receivable	1,849	1,823
Other trade receivables	3,890	2,892
Total	$24,513	$20,007
During the three months ended March 31, 2022 and 2021 bad debt related to direct write-offs totaled $177 and $0, respectively. Bad debt write-offs were a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts. In the three months ended March 31, 2022 and 2021, the Company had bad debt recoveries of $23 and $0, respectively
Note 5. Revenue
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021
Patient services
Capitated revenue	$14,516	$12,330
FFS revenue	20,541	17,292
Subtotal	35,057	29,622
Dispensary revenue	18,679	17,618
Clinical research trials and other revenue	1,425	1,340
Total	$55,161	$48,580
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of March 31, 2022 and December 31, 2021. Refer to Note 4 for accounts receivable as of March 31, 2022 and December 31, 2021.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of March 31, 2022 and December 31, 2021, contract liabilities amounted to $220 and $220, respectively. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to materiality.
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
The Company’s inventories as of March 31, 2022 and December 31, 2021 were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Oral drug inventory	$2,787	$1,484
IV drug inventory	4,983	4,954
Total	$7,770	$6,438
Note 7. Fair Value Measurements and Hierarchy
See Note 2 for a summary of the Company’s policies relating to fair value measurements.
The following table presents the carrying amounts of the Company’s financial instruments at March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Financial assets:
Cash and restricted cash	$95,534	$115,174
Accounts receivable	24,513	20,007
Other receivables	1,279	1,237
Financial liabilities:
Accounts payable	$12,596	$15,559
Derivative warrant liabilities	3,654	2,193
Earnout liabilities	20,578	60,018

The carrying amounts of cash, accounts receivable, other receivables, and accounts payable approximate fair value because of the short maturity and high liquidity of these instruments.
The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis at March 31, 2022:

(in thousands)	Derivative Warrant Liability	Earnout Liability
Balance at December 31, 2021	$2,193	$60,018
Change in fair value included in other expense	1,461	(39,440)
Balance at March 31, 2022	$3,654	$20,578
The derivative warrant and earnout liabilities were valued using a Binomial Lattice and Monte-Carlo Simulation Model, respectively, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the warrant and earnouts is the expected volatility of the common stock. A summary of the inputs used in valuing the derivative warrant and earnout liabilities is as follows:

	March 31, 2022			December 31, 2021
	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout
Unit price	$7.13	$7.13	$7.13	$9.75	$9.75	$9.75
Term (in years)	4.62	1.27	1.75	4.87	1.87	2.87
Volatility	36.10%	35.00%	35.00%	12.80%	35.00%	35.00%
Risk-free rate	2.41%	2.38%	2.38%	1.24%	0.94%	0.94%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Cost of equity	—	13.20%	13.20%	—	11.14%	11.14%
There were no transfers between fair value measurement levels during the three months ended March 31, 2022 and 2021.
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
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	March 31, 2022	December 31, 2021
Computers and software	60 months	$1,144	$961
Office furniture	80 months	378	343
Leasehold improvements	Shorter of lease term or estimated useful life	4,168	3,387
Medical equipment	60 months	885	805
Construction in progress		423	518
Finance lease ROU assets	Shorter of lease term or estimated useful life	205	162
Less: accumulated depreciation		(2,294)	(1,984)
Total property and equipment, net		$4,909	$4,192
Depreciation expense for the three months ended March 31, 2022 and 2021 was $314 and $165, respectively.
Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Compensation, including bonuses, fringe benefits, and payroll taxes	$4,186	$3,325
Contract liabilities and refund liabilities	220	592
Directors and officers insurance premiums	5,057	5,009
Deferred acquisition consideration (see Note 16)	2,050	2,359
Other liabilities	3,003	2,639
Total accrued expenses and other current liabilities	$14,516	$13,924
Refund liabilities as of March 31, 2022 and December 31, 2021 primarily consist of cumulative adjustments made to capitated and FFS revenue recognized in prior years.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a financing arrangement to pay premiums for directors’ and officers’ (“D&O”) insurance coverage to protect against such losses on November 12, 2021. As of March 31, 2022, the remaining D&O principal balance was $6,785, of which $1,728 is due to be paid after March 31, 2023 and classified as an other non-current liability. Additionally, the Company includes $2,309 of deferred consideration (see Note 16 for details) in other non-current liabilities to reflect when the deferred consideration will be paid.
Note 10. Leases
The Company leases clinics, office buildings, and certain equipment under noncancellable financing and operating lease agreements that expire at various dates through November 2031. See Note 2 for a summary of the Company’s policies relating to leases.
The initial terms of operating leases range from 0 to 10 years and certain leases provide for free rent periods, periodic rent increases, and renewal options. Monthly payments for these leases range from $0 to $37. All lease agreements generally require the Company to pay maintenance, repairs, property taxes, and insurance costs, which are generally variable amounts based on actual costs incurred during each applicable period.
Lease Expense
The components of lease expense were as follows for the three months ended March 31, 2022:

(in thousands)	Three Months Ended March 31, 2022
Operating lease costs:	$1,168
Finance lease costs:
Amortization of ROU asset	$14
Interest expense	1
Other lease costs:
Short-term lease costs	$109
Variable lease costs	205

Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to March 31, 2022 are as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$3,717	$42
2023	4,734	46
2024	4,089	38
2025	3,370	4
2026	2,442	1
Thereafter	2,505	—
Total future lease payment	$20,857	$131
Less: amount representing interest	(2,171)	(7)
Present value of future lease payment (lease liability)	$18,686	$124
Reported as:
Lease liabilities, current	$4,277	$50
Lease liabilities, noncurrent	14,409	74
Total lease liabilities	$18,686	$124

Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of March 31, 2022:

March 31, 2022
Weighted-average remaining lease term (in years)
Operating	4.81
Finance	2.58
Weighted-average discount rate
Operating	4.21%
Finance	4.39%

Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the three months ended March 31, 2022.

(in thousands)	Three Months Ended March 31, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$1,145
Financing cash payments for finance leases	17
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$19,598
Finance leases	40

Lease Modifications
Effective March 1, 2022, the Company expanded its lease space and extended its lease term for a clinic in California, with a revised end date of March 1, 2028. This expansion and extension constitute a lease modification that qualifies as a change of accounting for the original lease and not a separate contract. Accordingly, in the first quarter of fiscal 2022, the Company recognized the difference of $775 as an increase to the operating lease liability; $682, net of lease incentives, as an increase to operating lease right-of-use asset, and $3 as rent expense.

Note 11. Debt
The Company recorded a PPP loan as a result of the acquisition of the practice of Leo E. Orr, MD on November 12, 2021 with Pacific Western Bank in the amount of $183, with interest bearing at 1%. The maturity date of the loan is October 24, 2026. The application for the PPP funds required an entity to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the entity. This certification further required the entity to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the entity having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. During the three months ended March 31, 2022, the Company received notice of forgiveness of its PPP loan and accordingly has recognized the loan principal balance and accrued interest as a gain on debt extinguishment in the condensed consolidated statement of operations.
Note 12. Income Taxes
The Company recorded income tax expense of $180 for the three months ended March 31, 2022, as compared to income tax expense of $218 for the three months ended March 31, 2021. The decrease of $38 in income tax expense is primarily related to the corresponding increase in the valuation allowance for TOI. The Company's effective tax rate increased to 0.92% for the three months ended March 31, 2022, from (28.02)% for the three months ended March 31, 2021, primarily due to the increase of the valuation allowance.
The Company's effective tax rate for the three months ended March 31, 2022, was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the increased valuation allowance, partially offset by the tax effect of the change in fair market value of the warrant and earn out liability and Section 162(m) limitation on compensation for covered employees, which is not taxable for federal income tax purposes.
Note 13. Stockholders' Equity
The condensed consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization described in Note 1. The balances as of March 31, 2021 from the condensed consolidated financial statements of Legacy TOI as of that date, share activity (Legacy TOI preferred stock, Legacy TOI common stock, and additional paid-in capital) and per share amounts were retroactively adjusted, where applicable, using the Common Stock Exchange Ratio.
Common Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 500,000,000 shares of common stock with a par value of $0.0001. Immediately following the Closing Date and as of March 31, 2022, there were 73,276,230 shares of common stock outstanding.
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
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of March 31, 2022.
Preferred Stock

Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”)

with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date and as of March 31, 2022, there were 163,510 shares of preferred stock outstanding.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of March 31, 2022.
Assumed Public Warrants and Private Placement Warrants
Following the consummation of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of March 31, 2022 there are 5,749,986 public warrants outstanding and 3,177,543 private placement warrants outstanding.
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
Conversion of the Stock Options
In conjunction with the Business Combination, the Company amended and fully restated the 2019 Plan through the establishment of the 2021 Incentive Plan (“2021 Plan”). Pursuant to the 2021 Plan, each remaining legacy Stock Option from the 2019 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to purchase a number of shares of common stock (each such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy TOI stockholders subject to such Stock Option immediately prior to the Business Combination, and (ii) an exercise price per share equal to (A) the exercise price per share of such Stock Option immediately prior to the consummation of the Business Combination, divided by (B) the Common Stock Exchange Ratio ("Stock Option Exchange Ratio"). Following the Business Combination, each Exchanged Option that was previously subject to time vesting only, will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former old Stock Option immediately prior to the consummation of the Business Combination. Each Exchanged Option that was previously subject to performance vesting, will no longer be subject to the sale of the Company, and was modified to include service requirements only, under which, the Exchange Options will vest on a monthly-basis, so long as the optionee has remained continuously employed by the Company from the date of the Business Combination through the third anniversary of the Closing Date. The Company treated the Exchanged Options that were previously subject to performance conditions as a new award granted at the Closing Date. The Exchanged Options that were previously subject to service vesting only were not modified as a result of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.
As of the Closing Date, the 11,850 Stock Options outstanding under the 2019 Plan were converted into 6,925,219 Exchanged Options after effect of the Common Stock Exchange Ratio. This effect of the Common Stock Exchange Ratio has been retroactively adjusted throughout the Company's condensed consolidated financial statements.
At March 31, 2022 the total number of common shares for which Stock Options may be granted under the 2021 Plan shall not exceed 5,318,054.
The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the units granted during the three months ended March 31, 2022 and three months ended March 31, 2021 Stock Options are provided in the following table:

	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	35.00%	38.60% to 40.20%
Risk-free interest rate	2.33% to 2.44%	0.76% to 1.12%
Expected term (years)	6.07 to 6.65	7.00

The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the periods indicated is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2022	6,921,180	$0.88
Granted	1,385,108	7.09
Exercised/Cashed-Out	—	—
Forfeited	(190,621)	1.23
Expired	(526)
Balance at March 31, 2022	8,115,141	$1.94	8.87	$42,151
Vested Options Exercisable at March 31, 2022	1,858,885	$0.86	7.58	$11,662

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2021	8,683,952	$0.85
Granted	407,903	0.86
Exercised	—	—
Forfeited	(385,697)	0.86
Expired	—	—
Balance at March 31, 2021	8,706,158	$0.85	8.73	$80
Vested Options Exercisable at March 31, 2021	1,014,914	$0.85	8.15	$—
Total share-based compensation expense during the three months ended March 31, 2022 and 2021 was $3,255 and $42, related to the Stock Options, respectively.
At March 31, 2022, there was $28,445 of total unrecognized compensation cost related to unvested service Stock Options that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.59 years. The total fair value of common shares vested during the three months ended March 31, 2022 and 2021 was $2,198 and $537, respectively.
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
Agajanian Holdings (“Holdings”), a holder of Series A Preferred Shares of Legacy TOI, entered into arrangements with physicians employed by the TOI PCs to issue RSAs which represent Series A Preferred Shares of Legacy TOI. The Legacy TOI RSAs only have performance vesting requirements linked to the sale of the Company so long as the grantee remains continuously and actively employed by the Company’s subsidiaries through the vesting date.
Conversion of the RSAs
Each of the Legacy TOI RSAs, from the Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an RSU equal to the product (rounded down to the nearest whole number) of (i) the number of shares of RSAs immediately prior to the Business Combination, (ii) conversion rate of 1:10 of the Series A Preferred Shares of Legacy TOI, and (iii) the Common Stock Exchange Ratio. Following the Business Combination, each RSU will no longer be subject to the sale of the Company event in order to vest, but was modified to include service requirements only. The service vesting requirement states that: (i) 16.67% of the RSUs shall vest on the sixth month anniversary of the Closing Date, and (ii) the remaining 83.33% shall vest on an equal quarterly-basis, so long as the grantee has remained continuously employed by the Company from the date of the award through the third anniversary of the grant date. The Company treated the RSUs that were previously subject to performance conditions as a new award granted at the Closing Date. All RSAs activity was retroactively restated to reflect the RSUs.

As of the Closing Date, the 2,210 RSAs outstanding under the Plan were converted into 1,291,492 RSUs upon the completion of the Business Combination after effect of the Common Stock Exchange Ratio. This effect of the Common Stock Exchange Ratio has been retroactively adjusted throughout our condensed consolidated financial statements.

The grant date fair value of the RSUs granted during three months ended March 31, 2022 and as of Closing Date was determined to be $7.09 and $10.98, respectively, based on the fair value of the Company’s common share at the grant date.
A summary of the activity for the RSUs and RSAs for the three months ended March 31, 2022 and 2021, respectively, are shown in the following table:

Number of shares
Balance at January 1, 2022	1,291,492
Granted	727,424
Vested	(27,188)
Forfeited	—
Balance at March 31, 2022	1,991,728

Number of shares
Balance at January 1, 2021	1,390,839
Granted	—
Vested	—
Forfeited	—
Balance at March 31, 2021	1,390,839
The total share-based compensation expense during the three months ended March 31, 2022 was $1,491 related to the RSUs. The sale of the Company was not considered probable until consummation of the transaction, and therefore, for the three months ended March 31, 2021 and prior to the Business Combination, no compensation costs were recognized related to the RSAs.
As of March 31, 2022 there was $17,207 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.61 years as of March 31, 2022. As of March 31, 2022, 27,188 of the RSUs have vested.
2020 Sale Bonus Plan
Starting December 2020, the Company issued bonus awards under the 2020 Sale Bonus Plan (the “Bonus Plan”) along with the Stock Options with performance vesting conditions to certain physicians of the Practice. The Stock Options and the bonus awards under the Bonus Plan vest upon the sale of the Company. The bonus award the optionee was eligible for was equal to the exercise price of the Stock Option, and was intended to incentivize the physicians to remain employed with the Practice.
The Company accounted for the bonus awards in accordance with ASC Topic No. 710, Compensation — General (“ASC 710”). The sale of the Company was not considered probable until consummation of the transaction, and therefore, for the three months ended March 31, 2021, no liability associated with the bonus awards was recognized by the Company.
In conjunction with the Business Combination, the Company settled the 2020 Sale Bonus Plan obligation in cash at the Closing Date, in the amount of $635.
Earnout Shares granted to Employees
As part of the Business Combination, DFPH issued to eligible Legacy TOI stockholders and Legacy TOI employees the contingent right to receive up to $12.5 million additional shares of common stock (“Legacy TOI Earnout Shares”), in two tranches of $5.0 millions ("First Earnout Tranche") and $7.5 million ("Second Earnout Tranche"), respectively, upon the Company common stock achieving a price per share of $12.50 during the two-year period following the Closing or a price per share of $15.00 during the three-year period following the Closing Date, in each case, as its last reported sales price per share for any 20 trading days within any 30 consecutive trading day period within the applicable period ("Earnout Terms"); provided, that (i) if one or both of the share price triggers has not been achieved prior to the end of the three-year period following the Closing Date, (ii) the Company enters into a definitive agreement that would result in a change of control and (iii) the price per share of the Company’s common stock in such transaction is equal to or greater than one or both of the share price triggers, then at the Closing Date of such transaction, the Company shall issue the applicable portion of the Legacy TOI Earnout Shares as if such share price trigger had been achieved.
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
Collectively, the Legacy TOI Earnout Shares and DFPH Earnout Shares constitute the “Earnout Shares”, the “Earnout”, and the “Earnout Liability”.
The Company issued Legacy TOI Earnout Shares to Legacy TOI option holders and Legacy RSU holders (“Option-holders Earnout” and “RSU-holders Earnout”, respectively, together “Employees Earnout Shares”).
The Option-holders Earnout vests upon the Company common stock achieving the price per share as provided above, so long as the optionee has remained continuously employed by the Company at that date. The RSU-holders Earnout vests upon (a) the Company common stock achieving the price per share as provided above, and (b) the underlying RSU vested, so long as the optionee has remained continuously employed by the Company at that date.
The grant date fair value of the First Earnout Tranche and Second Earnout Tranche as of Closing Date was determined to be $8.35 and $6.76, respectively. The assumptions used in the Monte-Carlo Simulation model for the Earnout Shares granted on the Closing Date are provided in the following table:

November 12, 2021
Valuation assumptions
Expected dividend yield	—%
Expected volatility	35.00%
Risk-free interest rate	0.85%

A summary of the activity for the Employees Earnout Shares for the three months ended March 31, 2022 is shown in the following table:

Number of shares
Balance at January 1, 2022	$1,602,435
Granted	—
Forfeited	(41,578)
Balance at March 31, 2022	$1,560,857

The total share-based compensation expense during the three months ended March 31, 2022 was $3,807.
As of March 31, 2022, there was $5,324 of unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest. That cost is expected to be recognized over a weighted average period of 0.62 years as of March 31, 2022. As of March 31, 2022, none of the Employee Earnout Shares have vested.
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
Legal Matters
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. In the opinion of Management, the outcome of such matters will not have a material effect on the Company’s condensed consolidated financial statements. Loss contingencies entail uncertainty and a possibility of loss to an entity. If the loss is probable and the amount of loss can be reasonably estimated, the loss should be accrued according to Accounting Standards Codification No. 450-20, Disclosure of Certain Loss Contingencies. As of the end of December 31, 2021, the Company settled a loss contingency for a legal matter related to an employee lawsuit for $350.
Indemnities
The Company’s Articles of Incorporation and bylaws require it, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines, and settlements, paid by the individual in connection with any action, suit, or proceeding arising out of the individual’s status or service as its director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessor in connection with its facility lease for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments it could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of March 31, 2022 and December 31, 2021.
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
All periods prior to the Closing Date reflect the balances and activity of Legacy TOI. The consolidated balances as of December 31, 2020 from the audited consolidated financial statements of Legacy TOI as of that date, share activity (convertible redeemable preferred stock and common stock) and per share amounts in these condensed consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 591:1. All previously issued and outstanding shares of Legacy TOI preferred stock classified as mezzanine equity were converted into Legacy TOI common stock and was retroactively adjusted and reclassified to permanent equity as a result of the reverse recapitalization. As a result of the Business Combination, $142,557 of additional paid-in capital was recognized.
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
The total consideration for the Acquisition was $1,710, comprised of a cash payment of $892 and deferred consideration of $818. The deferred cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (February 12, 2022 and 2023, respectively). During the three months ended March 31, 2022, the Company transferred the first installment of deferred consideration of $409. Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.
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
Dave Practice Acquisition
On November 19, 2021 ("Dave Acquisition Date"), the Company acquired certain non-clinical assets of Sulaba Dave M.D., d.b.a. Radiation Oncology Associates (the “Dave Practice”) from Sulaba Dave M.D. (the “Dr. Dave”). Further TOI CA (the Clinical Buyer, and together with the TOI Management, Buyers) acquired certain clinical assets of the Dave Practice from Dr. Dave. Intangible assets of $77 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 10 years. The Buyers transferred cash consideration of $2,000 and deferred consideration of $750 to Dr. Dave for the purchase. The deferred cash consideration is to be paid in three equal installments on the six, twelfth, and eighteen month anniversaries of the transaction closing date (May 19, 2022, November 19, 2022, and May 19, 2023, respectively). Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.
Yang Practice Acquisition
On December 9, 2021 ("Yang Acquisition Date"), the Company, acquired certain non-clinical assets of Global Oncology, Inc. (the “Yang Practice”) from Dr. Honghao Yang M.D. (“Dr. Yang”). Further TOI CA (together with TOI Management, Buyers) acquired certain clinical assets of the Practice from Dr. Yang. Intangible assets of $68 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 10 years. The Buyers transferred cash consideration of $4,615 and deferred consideration of $2,500 to Dr. Yang for the purchase. The deferred cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (December 9, 2022 and 2023, respectively). The Transaction resulted in the sale of nearly all assets of the practice. Additionally, on the Yang Acquisition Date, Dr. Yang entered into an employment agreement with the Clinical Buyer whereupon Dr. Yang will provide professional services to the Clinical Buyer.

Summary of Consideration Transferred
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. The purchase consideration for the acquisitions has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired including a residual amount of tax deductible goodwill of $1,454 for the Raiker acquisition, $550 for the Grant acquisition, $837 for the Orr acquisition, $2,645 for the for the Dave acquisition, and $6,913 for the Yang acquisition.
Acquisition costs amounted to $76 in the aggregate for the three months ended March 31, 2021, and were recorded as “General and administrative expenses” in the accompanying condensed consolidated statements of operations.
The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed.

	Acquisition
(in thousands)	Raiker	Grant	Orr	Dave	Yang	Total
Consideration:
Cash	$892	$849	$816	$2,000	$4,615	$9,172
Deferred	818	200	200	750	2,500	4,468
Fair value of total consideration transferred	$1,710	$1,049	$1,016	$2,750	$7,115	$13,640
Estimated fair value of assets acquired and liabilities assumed:
Cash	$65	$—	$—	$—	$—	$65
Accounts receivable	398	—	183	—	—	581
Inventory	62	49	16	—	115	242
Property and equipment, net	—	—	13	35	19	67
Clinical contracts	—	450	150	77	68	745
Goodwill	1,454	550	837	2,645	6,913	12,399
Total assets acquired	1,979	1,049	1,199	2,757	7,115	14,099
Accounts payable	120	—	—	—	—	120
Accrued liabilities	—	—	—	7	—	7
Current portion of long term debt	149	—	183	—	—	332
Total liabilities assumed	269	—	183	7	—	459
Net assets acquired	$1,710	$1,049	$1,016	$2,750	$7,115	$13,640

The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. The fair values assigned to the assets acquired are based on estimates and assumptions from data that is readily available.
Summary of Unaudited Supplemental Pro Forma Information
The revenues, earnings, and pro forma effects of the Raiker Practice Acquisition, which occurred during the three months ended March 31, 2021, are not, and would not have been, material to the results of operations, individually and in aggregate.
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
Note 17. Variable Interest Entities

The Company prepares its condensed consolidated financial statements in accordance with Accounting Standards Codification Topic No. 810, Consolidations (“ASC 810”), which provides for the consolidation of VIEs of which an entity is the primary beneficiary.
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
The condensed consolidated financial statements include the accounts of TOI and its subsidiaries and VIEs. All inter-company profits, transactions, and balances have been eliminated upon consolidation.

(in thousands)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and restricted cash	$2,248	$1,618
Accounts receivable	24,513	20,007
Other receivables	1,028	935
Inventories, net	7,770	6,438
Prepaid expenses	1,146	781
Total current assets	36,705	29,779
Property and equipment, net	44	—
Other assets	273	276
Intangible assets, net	1,120	1,181
Goodwill	11,096	11,096
Total assets	$49,238	$42,332
Liabilities
Current liabilities:
Accounts payable	$11,876	$14,204
Income taxes payable	132	132
Accrued expenses and other current liabilities	5,228	5,539
Current portion of long-term debt	—	183
Amounts due to affiliates	76,960	56,312
Total current liabilities	94,196	76,370
Other non-current liabilities	1,917	3,203
Deferred income taxes liability	16	6
Total liabilities	$96,129	$79,579
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA and TOI FL, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA or TOI FL, however. As such, for the three months ended March 31, 2022, net income of $19,286 and $0 were attributable to TOI and to the noncontrolling interest, respectively. For the three months ended March 31, 2021, net loss of $996 and $0 were attributable to TOI and to the noncontrolling interest, respectively.
Note 18. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value and other intangible assets at acquisition-date fair value less accumulated depreciation. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets.
Intangible Assets
As of March 31, 2022, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(6,623)	$12,777
Trade names	10 years	4,170	(1,451)	2,719
Clinical contracts	9 years	2,909	(833)	2,076
Total intangible assets		$26,479	$(8,907)	$17,572
As of December 31, 2021, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(6,152)	$13,248
Trade names	10 years	4,170	(1,350)	2,820
Clinical contracts	10 years	2,909	(732)	2,177
Total intangible assets		$26,479	$(8,234)	$18,245
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of March 31, 2022 is as follows:

(in thousands)	Amount
Year ending December 31:
2022	$2,011
2023	2,639
2024	2,639
2025	2,639
2026	2,617
Thereafter	5,027
Total	$17,572
The aggregate amortization expense during the three months ended March 31, 2022 and 2021 were $673 and $612, respectively.
Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of March 31, 2022 and December 31, 2021 is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Patient services	$21,443	$21,443
Dispensary	4,551	4,551
Clinical trials & other	632	632
Total goodwill	$26,626	$26,626
The changes in the carrying amount of goodwill for the three months ended March 31, 2022 and for the year ended December 31, 2021 are as follows:

(in thousands)	2022	2021
Balance as of January 1:
Gross goodwill	$26,626	$14,227
Goodwill acquired during the period	—	12,399
Accumulated impairment losses	—	—
Goodwill, net as of March 31 and December 31	$26,626	$26,626
Note 19. Net Income (Loss) Per Share
The following table sets forth the computation of the Company's basic net income (loss) per share to common stockholders for the three months ended March 31, 2022 and 2021.

(in thousands, except share data)	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to TOI	$19,286	$(996)
Less: Net income attributable to participating securities, basic	3,519	—
Net income (loss) attributable to common stockholders, basic	$15,767	$(996)
Weighted average common shares outstanding, basic	73,252,365	62,853,419
Net income (loss) per share attributable to common stockholders, basic	$0.22	$(0.02)
The following table sets forth the computation of the Company's diluted net income (loss) per share to common stockholders for the three months ended March 31, 2022 and 2021.

(in thousands, except share data)	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to TOI	$19,286	$(996)
Less: Net income attributable to participating securities, diluted	3,405	—
Net income (loss) attributable to common stockholders, diluted	$15,881	$(996)
Weighted average shares outstanding, diluted	76,247,966	62,853,419
Net income (loss) per share attributable to common stockholders, diluted	$0.21	$(0.02)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2022	2021
Stock options	4,609,124	8,706,158
RSUs	1,991,728	1,390,839
Earnout Shares	1,560,857	—
Public Warrants	5,749,986	—
Private Warrants	3,177,542	—
Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended March 31,
	2022	2021
Revenue
Patient services	$35,057	$29,622
Dispensary	18,679	17,618

Clinical trials & other	1,425	1,340
Consolidated revenue	55,161	48,580

Direct costs
Patient services	27,378	23,086
Dispensary	15,324	15,123
Clinical trials & other	137	169
Total segment direct costs	42,839	38,378

Depreciation expense
Patient services	250	127
Dispensary	—	—
Clinical trials & other	47	29
Total segment depreciation expense	297	156

Amortization of intangible assets
Patient services	621	560
Dispensary	—	—
Clinical trials & other	53	53
Total segment amortization	674	613

Operating income
Patient services	6,808	5,849
Dispensary	3,355	2,495
Clinical trials & other	1,188	1,089
Total segment operating income	11,351	9,433

Selling, general and administrative expense	29,806	11,178
Non-segment depreciation and amortization	16	8
Total consolidated operating loss	$(18,471)	$(1,753)

(in thousands)	March 31, 2022	December 31, 2021
Assets
Patient services	$47,086	$44,223
Dispensary	6,172	4,277
Clinical trials & other	13,717	14,504
Non-segment assets	139,537	140,435
Total assets	$206,512	$203,439
Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, and board fees. Related party payments for the three months ended March 31, 2022 and 2021 were as follows:

(in thousands)		Three Months Ended March 31,
	Type	2022	2021
American Institute of Research	Consulting	$40	$24
Karen M Johnson	Board Fees	19	—
Richard Barasch	Board Fees	5	—
Anne M. McGeorge	Board Fees	19	—
Mohit Kaushal	Board Fees	19	—
Ravi Sarin	Board Fees	19	—
Maeve O'Meara Duke	Board Fees	19	—
Richy Agajanian MD	Clinical Trials	16	4
Veeral Desai	Board Fees	—	13
Total		$156	$41
Note 22. Subsequent Events
Perkins Practice Acquisition
On April 29, 2022, the Company entered into an Asset Purchase Agreement with California Oncology of the Central Valley Medical Group, Inc., (the "Perkins Practice") and Christopher Perkins, M.D., an individul. In conjunction with the acquisition, the Company also entered into a Professional Service Agreement with Oncology Associates of Fresno Medical Group, Inc. Christopher Perkins, M.D. owns all of the issued and outstanding equity interests of the Perkins Practice. The terms of the agreement states that the Company will purchase from the Perkins Practice certain assets, properties, and rights owned by the Perkins Practice, and the intangible assets associated with the asset acquisition. The Company will pay $10,400, with $8,400 of the consideration being paid in cash at closing and the remainder paid equally in two cash installments on each annual anniversary thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the unaudited consolidated financial statements and the related notes that are included elsewhere in this Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices that serve patients at 67 clinic locations across 11 markets and four states throughout the United States, which are staffed with 96 oncologists and advanced practice providers. 53 of these clinics are staffed with 84 providers employed by our affiliated physician-owned professional corporations, which management refers to as the "TOI PCs", which have provided care for more than 51,000 patients in 2021 and managed a population of approximately 1.5 million patients under value-based agreements as of March 31, 2022. The Company also provides management services on behalf of 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
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
As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In addition, the CARES Act provides for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During 2021 and 2020, the Company obtained loans of $4,993 pursuant to the CARES Act; $2,727 under the Accelerated and Advance Payment Program; and $2,001 from Provider Relief Funding under the CARES Act. Additionally, the Company obtained loans of $332 under the CARES Act as a result of acquisitions of physician practices. As of March 31, 2022, all loans obtained by the Company had been forgiven.
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

	Three Months Ended March 31,
	2022	2021
Clinics (1)	67	55
Markets	11	8
Lives under value-based contracts (millions)	1.5	1.2
Adjusted EBITDA (in thousands)	$(5,184)	$69
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

The following table provides a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Net income (loss)	$19,286	$(996)	$20,282	(2036.3)%
Depreciation and amortization	987	777	210	27.0%
Interest expense	74	101	(27)	(26.7)%
Income tax expense	180	218	(38)	(17.4)%
Board and management fees	45	106	(61)	(57.5)%
Non-cash addbacks(1)	197	(13)	210	(1615.4)%
Share-based compensation	8,552	42	8,510	20261.9%
Change in fair value of liabilities	(37,979)	—	(37,979)	N/A
Practice acquisition-related costs(2)	422	90	332	368.9%
Consulting and legal fees(3)	655	387	268	69.3%
Other, net(4)	953	(643)	1,596	(248.2)%
Public company transaction costs	1,444	—	1,444	N/A
Adjusted EBITDA	$(5,184)	$69	$(5,253)	(7613.0)%
(1)    During the three months ended March 31, 2022, non-cash addbacks were primarily comprised of bad debt write-offs of $154, non-cash rent of $29 and other miscellaneous charges of $14. During the three months ended March 31, 2021, non-cash addbacks were primarily comprised of a $13 tenant improvement allowance.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees during the three months ended March 31, 2022 and 2021, and related to certain advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(4)    Other, net is comprised of severance expenses resulting from cost rationalization programs of $18 and $0, as well as temporary labor of $485 and $223, recruiting expenses to build out corporate infrastructure of $424 and $155 and other miscellaneous charges of $26 and $0 during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021 such expenses were partially offset by $0 and $1,023, respectively, of stimulus funds received under the CARES Act.
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

	Three Months Ended March 31,
	2022	2021
Revenue
Patient services	63.6%	61.0%
Dispensary	33.8%	36.2%
Clinical trials & other	2.6%	2.8%
Total operating revenue	100.0%	100.0%
Operating expenses
Direct costs – patient services	49.6%	47.5%
Direct costs – dispensary	27.8%	31.1%
Direct costs – clinical trials & other	0.2%	0.3%
Selling, general and administrative expense	54.0%	23.0%
Depreciation and amortization	1.8%	1.6%
Total operating expenses	133.4%	103.5%
Loss from operations	(33.4)%	(3.5)%
Other non-operating expense (income)
Interest expense	0.1%	0.2%
Change in fair value of derivative warrant liabilities	2.6%	—%
Change in fair value of earnout liabilities	(71.5)%	—%
Gain on debt extinguishment	(0.3)%	—%
Other, net	0.3%	(2.2)%
Total other non-operating income	(68.8)%	(2.0)%
Income before provision for income (loss) taxes	35.4%	(1.5)%
Income tax (expense) benefit	(0.3)%	(0.4)%
Net income (loss)	35.1%	(1.9)%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Patient services	$35,057	$29,622	$5,435	18.3%
Dispensary	18,679	17,618	1,061	6.0%
Clinical trials & other	1,425	1,340	85	6.3%
Total operating revenue	$55,161	$48,580	$6,581	13.5%
Patient services

The increase in patient services revenue was primarily due to a 11.0% increase in FFS revenue as a result of the Q4 2021 practice acquisitions and an overall increase in clinic count as well as a 7.4% increase in capitation revenue due to new capitation contracts entered into in the latter half of 2021.
Dispensary
The increase in dispensary revenue was primarily due to a 18.5% increase in the average revenue per fill offset by a 10.6% decline in the number of fills due to the new Medi-Cal reimbursement policy that was implemented in 2022 that transitioned claims processing from medical claims to pharmacy claims.
Clinical trials & other
The increase in clinical trials and other revenue was primarily due to an increase in clinical trials volumes which were negatively impacted in the prior year due to the COVID-19 pandemic.
Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Direct costs – patient services	$27,378	$23,086	$4,292	18.6%
Direct costs – dispensary	15,324	15,123	201	1.3%
Direct costs – clinical trials & other	137	169	(32)	(18.9)%
Selling, general and administrative expense	29,806	11,178	18,628	166.6%
Depreciation and amortization	987	777	210	27.0%
Total operating expenses	$73,632	$50,333	$23,299	46.3%
Patient services cost
The increase in patient services cost was primarily due to a 6.3% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 11.4% increase in clinical payroll costs due to the growth in clinic count.
Dispensary cost
The increase in dispensary cost was primarily due to a 13.3% increase in the average cost of the prescriptions filled offset by a decline in the number of prescriptions filled.
Selling, general and administrative expense
The increase in selling, general and administrative expense was primarily driven by an increase in share-based compensation expense of 76.1% and transaction costs of 12.9% due to the Business Combination as well as an increase in salaries and benefits of 30.3%, due to the growth in the Company's management and corporate team. The remainder of the increases were primarily to support the continued growth of our business.
Other Expenses (Income)

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Interest expense	$74	$101	$(27)	(26.7)%
Change in fair value of derivative warrant liabilities	1,461	—	1,461	N/A
Change in fair value of earnout liabilities	(39,440)	—	(39,440)	N/A
Gain on debt extinguishment	(183)	—	(183)	N/A
Other, net	151	(1,076)	1,227	(114.0)%
Total other non-operating (income) expense	$(37,937)	$(975)	$(36,962)	3791.0%
Interest expense
The decrease in interest expense was due to the pay-off of our term loan balance in Q4 2021.
Change in fair value of liabilities

The increase in non-operating (income) expense was primarily due to a loss of $1,461 and a gain of $39,440 for three months ended March 31, 2022 as a result of an increase in the fair value of derivative warrant liabilities and decrease in the fair value of derivative earnout liabilities, respectively, which were created as part of the Business Combination.
Gain on debt extinguishment
The increase in gain on debt extinguishment was a result of forgiveness of a CARES Act loan during the three months ended March 31, 2022. The Cares Act loan was acquired as part of an acquisition of a physician practice in 2021.
Other, net
The change in other, net was primarily due to Provider Relief Funding under the CARES Act received during the three months ended March 31, 2021.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through private placements of its equity securities and payments received from various payors. As of March 31, 2022, the Company had $95,534 of cash including $875 of restricted cash.
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

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Net cash and restricted cash (used in) provided by operating activities	$(16,981)	$464	$(17,445)	(3,760)%
Net cash and restricted cash used in investing activities	(1,002)	(1,446)	444	(31)%
Net cash and restricted cash (used in) provided by financing activities	(1,657)	22,396	(24,053)	(107)%
Net (decrease) increase in cash and restricted cash	$(19,640)	$21,414	$(41,054)	(192)%
Cash and restricted cash at beginning of period	115,174	5,998	109,176	1,820%
Cash and restricted cash at end of period	$95,534	$27,412	$68,122	249%
Operating Activities

Significant changes impacting net cash (used in) provided by operating activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 were as follows:
•Net income declined by $20,282 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 and the fair value of earnout liabilities decreased $39,440, offset by a $8,511 increase in share-based compensation expense and a $1,461 increase in the fair value of warrant liabilities;
•Cash used by accounts receivable increased $4,110 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to the growth in the Company's business;
•Cash used by accounts payable, accrued expenses and income taxes payable increased $3,371 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to an increase in vendor payables due to the growth in the Company's business; and
•Cash used by inventory increased $1,342 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to the growth in the Company's business.
Investing Activities
Net cash used in investing activities decreased $444 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to acquisitions that occurred in Q1 2021, offset by an increase in cash used for purchases of property and equipment of $383 for new clinic builds and clinic remodels.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 primarily relates to cash payments made on the directors and officers insurance policy financing arrangement. For the three months ended March 31, 2021, net cash provided by financing activities primarily relates to the issuance of $20,000 of Legacy Preferred Stock.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of March 31, 2022.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2022	2023-2024	2025-2026	Thereafter	Total
Operating leases	$3,717	$8,823	$5,812	$2,505	$20,857
Deferred acquisition consideration	2,050	2,309	—	—	4,359
Other[1]	3,961	3,132	5	—	7,098
Total material cash requirements	$9,728	$14,264	$5,817	$2,505	$32,314
(1)    Other is comprised of finance leases and directors and officers insurance premiums.

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
Leases
On January 1, 2022, the Company adopted ASU 2016-02, Leases, with various amendments issued in 2018 and 2019 (collectively, “ASC 842”) using the modified retrospective approach, for leases that existed on January 1, 2022. ASC 842 requires lessees to recognize assets and liabilities for most leases. The Company evaluates whether an arrangement is or contains a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of an identified asset for a period of time in exchange for consideration. Upon lease commencement, the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. The Company applied certain practical expedients permitted under the transition guidance, including the package of practical expedients, which permits the Company not to reassess its prior conclusions related to lease identification, lease classification, and initial direct costs capitalization. The Company solely acts as a lessee and its leases primarily consist of operating leases for its real estate in the states in which the Company operates. The Company has other operating or financing leases for various clinical and non-clinical equipment.
Generally, upon the commencement of a lease, the Company will record a right-of-use (“ROU”) asset and lease liability. An ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are measured at the present value of the remaining, fixed lease payments at lease commencement. The Company uses its incremental borrowing rate, based on the information available at the later of adoption, inception, or modification in determining the present value of lease payments. ROU assets are measured at an amount equal to the initial lease liability, plus any prepaid lease payments (less any incentives received) and initial direct costs, at the lease commencement date. The Company has elected to account for lease and non-lease components as a single lease component for all underlying classes of assets. As a result, the fixed payments that would otherwise be allocable to the non-lease components are account for as lease payments and included in the measurement of the Company’s right-of-use asset and lease liability.
Lease arrangements with an initial term of 12 months or less are considered short-term leases and are not recorded on the balance sheet. The short-term lease payments are recognized as an expense on a straight-line basis over the lease term. The lease term includes any period covered by renewal options available that the Company is reasonably certain to exercise and any options to terminate the lease that the Company is not reasonably certain to exercise.
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
Goodwill and Intangible Assets
Goodwill is not amortized but is required to be evaluated for impairment at the same time every year. The Company performs annual testing of impairment for goodwill in the fourth quarter of each year. When impairment indicators are identified, the Company compares the reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between the reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
We held cash and restricted cash equivalents of $95,534 as of March 31, 2022, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash, cash equivalents and restricted cash equivalents.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that required to be disclosed in our Securities and Exchange Commission ("SEC") reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as described below.
Material Weaknesses in Internal Controls Over Financial Reporting
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
As of March 31, 2022, we have identified deficiencies in our control environment. These deficiencies include material weaknesses relate to: (i) segregation of duties in the financial closing and reporting process; (ii) internal controls over review of complex accounting transactions and (iii) internal control over reviews of revenue process.
During 2022, our management continued to execute against the remediation plan under the oversight of the Audit Committee. This involves hiring and training additional qualified personnel, performing detailed risk assessments in key process areas to identify risks of material misstatement, further document and implement control procedures to address the identified risks of material misstatements, and implement monitoring activities over such control procedures.
Changes in Internal Control over Financial Reporting
Except for the progress that has been made toward remediating the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management, including the Chief Executive Officer and Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
Item 1. Legal Proceedings
See Item 1A. “Risk Factors”.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Disclosures
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
10.1	Executive Employment Agreement - Mihir Shah					X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
101
Interactive Data File — the following financial statements from The Oncology Institute's Quarterly Report on Form 10-Q formatted in inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Operations), (iii) the Condensed Consolidated Statements of Convertible Preferred Shares and Changes in Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this the day of May 10, 2022.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)