Form 10-Q
period 2022-06-30
Oncology Institute, Inc.
filed 2022-08-09
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of August 9, 2022, the registrant had 72,140,372 shares of common stock outstanding.

Page
Part I – Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	9
Condensed Consolidated Statements of Income (Operations) for the Three and Six Months Ended June 30, 2022 and 2021	11
Condensed Consolidated Statements of Convertible Preferred Shares and Changes in Stockholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021	13
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	15
Notes to Condensed Consolidated Financial Statements	17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	50
Part II – Other Information	51
Item 1. Legal Proceedings	51
Item 1A. Risk Factors	51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3. Defaults Upon Senior Securities	51
Item 4. Mine Safety Disclosures	51
Item 5. Other Information	51
Item 6. Exhibits	52
Signatures	54

PART I
Item 1. Financial Statements and Supplementary Data
THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash (includes restricted cash of $0 and $875 as of June 30, 2022 and December 31, 2021)	$64,208	$115,174
Accounts receivable	28,947	20,007
Other receivables	422	1,237
Inventories, net	8,580	6,438
Prepaid expenses	10,048	11,200
Total current assets	112,205	154,056
Property and equipment, net	6,014	4,192
Operating right of use assets	17,255	—
Intangible assets, net	19,383	18,245
Goodwill	34,476	26,626
Other assets	407	320
Total assets	$189,740	$203,439
Liabilities and stockholders’ equity
Current liabilities:
Current portion of operating lease liabilities	$4,486	$—
Current portion of long-term debt	—	183
Accounts payable	13,900	15,559
Income taxes payable	132	132
Accrued expenses and other current liabilities	17,610	13,924
Total current liabilities	36,128	29,798
Operating lease liabilities	14,614	—
Derivative warrant liabilities	1,589	2,193
Derivative earnout liabilities	9,778	60,018
Other non-current liabilities	3,146	6,900
Deferred income taxes liability	502	371
Total liabilities	65,757	99,280
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
TOI Common shares, $0.0001 par value, authorized 500,000,000 shares; 71,980,872 and 73,249,042 shares issued and outstanding at June 30, 2022 and December 31, 2021	7	7
TOI Convertible Series A Common Equivalent Preferred Shares, $0.0001 par value, authorized 10,000,000 shares; 166,640 shares and 163,510 issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	173,377	167,386
Accumulated deficit	(49,401)	(63,234)
Total stockholders’ equity	123,983	104,159
Total liabilities, cumulative preferred shares and stockholders’ equity	$189,740	$203,439

Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $62,887 and $42,332 as of June 30, 2022 and December 31, 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $121,983 and $79,579 as of June 30, 2022 and December 31, 2021, respectively. See Note 17 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Patient services	$39,109	$29,786	$74,166	$59,408
Dispensary	20,218	17,782	38,897	35,400
Clinical trials & other	1,594	2,276	3,019	3,616
Total operating revenue	60,921	49,844	116,082	98,424
Operating expenses
Direct costs – patient services	32,875	23,574	60,253	46,660
Direct costs – dispensary	16,754	15,237	32,078	30,360
Direct costs – clinical trials & other	150	143	287	312
Selling, general and administrative expense	28,348	11,212	58,154	22,390
Depreciation and amortization	1,098	794	2,085	1,571
Total operating expenses	79,225	50,960	152,857	101,293
Loss from operations	(18,304)	(1,116)	(36,775)	(2,869)
Other non-operating expense (income)
Interest expense	61	81	135	182
Change in fair value of derivative warrant liabilities	(2,065)	—	(604)	—
Change in fair value of earnout liabilities	(10,800)	—	(50,240)	—
Gain on debt extinguishment	—	(5,186)	(183)	(5,186)
Other, net	(15)	4	136	(1,072)
Total other non-operating income	(12,819)	(5,101)	(50,756)	(6,076)
Income before provision for income (loss) taxes	(5,485)	3,985	13,981	3,207
Income tax benefit (expense)	32	(780)	(148)	(998)
Net income (loss)	$(5,453)	$3,205	$13,833	$2,209
Net income (loss) per share attributable to common stockholders:
Basic	$(0.06)	$0.05	$0.15	$0.03
Diluted	$(0.06)	$0.05	$0.15	$0.03
Weighted-average number of shares outstanding:
Basic	72,996,836	66,021,829	73,123,895	64,446,377
Diluted	72,996,836	66,021,829	76,106,201	64,446,377

See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(US Dollars in thousands, except share data)
(Unaudited)

	Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	73,249,042	$7	163,510	$—	$167,386	$(63,234)	$104,159
Net income	—	—	—	—	—	19,286	19,286
Issuance of common stock upon vesting of RSUs	27,188	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	8,553	—	8,553
Balance at March, 31, 2022	73,276,230	$7	163,510	$—	$175,939	$(43,948)	$131,998
Net loss	—	—	—	—	—	(5,453)	(5,453)
Issuance of common stock upon vesting of RSUs	150,958	—			—	—	—
Issuance of common stock upon exercise of options	366,684	—	—	—	337	—	337
Exchange of common stock for preferred stock	(313,000)	—	3,130	—	—	—	—
Repurchase and retirement of common stock	(1,500,000)	—	—	—	(9,000)	—	(9,000)
Net settlement of taxes for equity awards	—	—	—	—	(413)	—	(413)
Share-based compensation expense	—	—	—	—	6,514	—	6,514
Balance at June 30, 2022	71,980,872	$7	166,640	$—	$173,377	$(49,401)	$123,983

	Legacy TOI preferred stock		Legacy TOI common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid in capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance at December, 31, 2020 (as previously reported)	11,451	$100	—	$—	—	$—	—	$—	$294	$(52,307)	$(52,013)
Retroactive application of the recapitalization due to the Business Combination (refer to Note 1)	(11,451)	(100)	—	—	59,160,192	6	—	—	80,108	—	80,114
Balance at December 31, 2020, effect of Business Combination (refer to Note 1)	—	$—	—	$—	59,160,192	$6	—	$—	$80,402	$(52,307)	$28,101
Net loss	—	—	—	—	—	—	—	—	—	(996)	(996)
Legacy TOI preferred stock issued and issuance of common stock	—	—	—	—	6,861,637	1	—	—	19,998	—	19,999
Share-based compensation expense	—	—	—	—	—	—	—	—	42	—	42
Balance at March, 31, 2021	—	$—	—	$—	66,021,829	$7	—	$—	$100,442	$(53,303)	$47,146
Net income	—	—	—	—	—	—	—	—	—	3,205	3,205
Share-based compensation expense	—	—	—	—	—	—	—	—	51	—	51
Balance at June 30, 2021	—	$—	—	$—	66,021,829	$7	—	$—	$100,493	$(50,098)	$50,402

See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$13,833	$2,209
Adjustments to reconcile net income to cash and restricted cash used in operating activities:
Depreciation and amortization	2,085	1,571
Amortization of debt issuance costs	—	35
Share-based compensation	15,067	93
Decrease in fair value of liability classified warrants	(604)	—
Decrease in fair value of liability classified earnouts	(50,240)	—
Deferred taxes	131	221
Gain on debt extinguishment	(183)	(5,186)
Bad debt expense	259	(722)
Loss on disposal of property and equipment	14	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(9,200)	(1,794)
Inventories	(1,733)	(272)
Other receivables	815	(390)
Prepaid expenses	1,152	249
Other current assets	—	(6,085)
Operating lease right-of-use assets	2,191	—
Other assets	(86)	(60)
Accrued expenses and other current liabilities	2,562	1,487
Income taxes payable	—	634
Accounts payable	(1,658)	951
Current and long-term operating lease liabilities	(1,767)	—
Other non-current liabilities	2	393
Net cash and restricted cash used in operating activities	(27,360)	(6,666)
Cash flows from investing activities:
Purchases of property and equipment	(2,344)	(1,026)
Purchases of intangible asset in practice acquisitions	—	(200)
Cash paid for practice acquisitions, net	(8,920)	(827)
Net cash and restricted cash used in investing activities	(11,264)	(2,053)
Cash flows from financing activities:
Payments made for financing of insurance payments	(2,481)	—
Payment of deferred consideration liability for acquisition	(759)	—
Principal payments on long-term debt	—	(2,094)
Principal payments on financing leases	(26)	(16)
Common stock repurchase	(9,000)	—
Common stock issuance	337	—
Taxes for common shares net settled	(413)	—
Issuance of Legacy TOI preferred stock	—	20,000
Net cash and restricted cash (used in) provided by financing activities	(12,342)	17,890
Net (decrease) increase in cash and restricted cash	(50,966)	9,171
Cash and restricted cash at beginning of period	115,174	5,998
Cash and restricted cash at end of period	$64,208	$15,169
Supplemental disclosure of noncash investing and financing activities:
Deferred consideration as part of practice acquisitions	$2,000	$1,118
Supplemental disclosure of cash flow information:
Interest and principal forgiven from Paycheck Protection Program loans	$183	$5,186
Cash paid for:
Income taxes	$25	$253
Interest	$135	$137
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021
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
The Company has 93 oncologists and mid-level professionals across 55 clinic locations located within five states: California, Florida, Arizona, Nevada, and Texas. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, is comprised of the clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, MediCal, and commercial patients.
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

Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Company are presented as a component of total equity to distinguish between the interests of the Company and the interests of the noncontrolling owners. Revenues, expenses, and net income from these subsidiaries are included in the consolidated amounts as presented on the Condensed Consolidated Statements of Income (Operations).
The Company holds variable interests in clinical practices, TOI PCs, for which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of June 30, 2022, TOI held variable interest in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL,"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the shareholders of the Company's consolidating VIEs own a minority of the issued and outstanding common shares of the Company.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions. Significant items subject to such estimates and assumptions include judgements related to revenue recognition, estimated accounts receivable, useful lives and recoverability of long-lived and intangible assets, recoverability of goodwill, fair values of acquired identifiable assets and assumed liabilities in business combinations, fair value of intangible assets and goodwill, fair value of share-based compensation, fair value of liability classified instruments, and judgements related to deferred income taxes.
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
Emerging Growth Company
Pursuant to the Business Combination, the Company qualifies as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 ("Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and has elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.
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
The Company displays ROU assets, current lease liabilities, and long term lease liabilities arising from operating leases as separate line items on the condensed consolidated balance sheet. The Company includes ROU assets, current lease liabilities, and long term lease liabilities arising from finance leases within property and equipment, net; accrued expenses and other current liabilities; and other non-current liabilities. As a result of the Company's adoption of ASC 842, the Company recorded an initial adjustment to the opening balance sheet of $16,439 to operating ROU assets, $3,970 to current portion of operating lease liabilities, $13,796 to long term operating lease liabilities, $43 to property and equipment, net; $19 to other current liabilities; and $21 to other non-current liabilities. The impact of ASC 842 was not material to the Condensed Consolidated Statement of Income (Operations).
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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Percentage of Net Revenue:
Payor A	14%	17%	15%	17%
Payor B	17%	14%	17%	14%
The concentration of gross receivables on a percentage basis for major payors at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Percentage of Gross Receivables:
Payor B	19%	19%
Payor C	13%	14%
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Percentage of Cost of Sales:
Vendor A	55%	50%	54%	49%
Vendor B	43%	48%	44%	49%
The concentration of gross payables on a percentage basis for major payors at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Percentage of Gross Payables:
Vendor B	45%	47%
Vendor A	33%	39%
COVID-19 Pandemic
In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this coronavirus, a pandemic. The resulting measures to contain the spread and impact of COVID-19 and other developments related to COVID-19 have affected the Company’s results of operations during 2022. Where applicable, the impact resulting from the COVID-19 pandemic during the three and six months ended June 30, 2022 has been considered, including updated assessments of the recoverability of assets and evaluation of potential credit losses. As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In total, the CARES Act, PPPHCE Act and the CAA authorize $178,000,000 in funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition, the CARES Act provides for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During the year ended December 31, 2021, the Company was a beneficiary of these stimulus measures. The Company’s accounting policies for the recognition of these stimulus monies is as follows.
The Company directly received $4,993 in Paycheck Protection Program (“PPP”) loans under the CARES Act and indirectly received an additional $332 in PPP loans through acquisitions (see Note 16). PPP loans may be eligible for forgiveness if the funds were used for eligible payroll costs, payments on business mortgage interest payments, rent, or utilities during either the 8- or 24-week period after disbursement. The Company elected to account for the loans as current debt until such loans were forgiven. Forgiveness for $5,142 of the PPP loans was received during the year ended December 31, 2021. As of June 30, 2022, the balance of all PPP loans has been forgiven. As such, the Company recognized the loan principal balance and accrued interest as a gain on debt extinguishment in the Condensed Consolidated Statement of Income (Operations).

The Company received $2,727 from CMS under the Accelerated and Advance Payment Program which is an advance on future Medicare payments and will be recouped from future payments due to the Company by Medicare after 120 days. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped against Medicare payments according to the repayment terms. As of December 31, 2021, the Medicare accelerated payments are reflected within accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2022, the Company repaid all advances received from CMS under the Accelerated and Advance Payment Program.
The Company received funding from United States Department of HHS as part of the Provider Relief Funding under the CARES Act. Provider Relief Funding is paid in the form of a grant and does not require repayment if used to cover lost revenue, as defined, attributable to COVID-19 and healthcare-related expenses, as defined, including qualifying direct labor, paid or purchased to prevent, prepare for, and respond to COVID-19. Under International Accounting Standard No. 20, Accounting for Government Grants (“IAS 20”), grants are recognized when an entity has reasonable assurance that 1) it will comply with the relevant conditions and 2) the grant will be received. The Company recognized $0 in other income related to the HHS funding during the three and six months ended June 30, 2022, and recognized $1,023 in other income related to HHS funding during the three and six months ended June 30, 2021 by applying IAS 20 by analogy.
Note 4. Accounts Receivable and Notes Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable.
Accounts Receivable as of June 30, 2022 and December 31, 2021 consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Oral drug accounts receivable	$2,933	$2,097
Capitated accounts receivable	518	665
FFS accounts receivable	19,985	12,530
Clinical trials accounts receivable	2,029	1,823
Other trade receivables	3,482	2,892
Total	$28,947	$20,007
During the three and six months ended June 30, 2022, the Company had net reversals of bad debt recoveries of $105 and $82, respectively and bad debt expense of $0, and $177, respectively. Bad debt write-offs were a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts. During the three and six months ended June 30, 2021, the Company had bad debt recoveries of $722. There was no bad debt expense recognized during the three and six months ended June 30, 2021.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Patient services
Capitated revenue	$13,944	$12,897	$28,460	$25,227
FFS revenue	25,165	16,889	45,706	34,181
Subtotal	39,109	29,786	74,166	59,408
Dispensary revenue	20,218	17,782	38,897	35,400
Clinical research trials and other revenue	1,594	2,276	3,019	3,616
Total	$60,921	$49,844	$116,082	$98,424
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of June 30, 2022 and December 31, 2021. Refer to Note 4 for accounts receivable as of June 30, 2022 and December 31, 2021.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of June 30, 2022 and December 31, 2021, contract liabilities amounted to $1,348 and $220, respectively. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to materiality.
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
The Company’s inventories as of June 30, 2022 and December 31, 2021 were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Oral drug inventory	$2,877	$1,484
IV drug inventory	5,703	4,954
Total	$8,580	$6,438
Note 7. Fair Value Measurements and Hierarchy
See Note 2 for a summary of the Company’s policies relating to fair value measurements.
The following table presents the carrying amounts of the Company’s financial instruments at June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Financial assets:
Cash and restricted cash	$64,208	$115,174
Accounts receivable	28,947	20,007
Other receivables	422	1,237
Financial liabilities:
Accounts payable	$13,900	$15,559
Derivative warrant liabilities	1,589	2,193
Earnout liabilities	9,778	60,018

The carrying amounts of cash, accounts receivable, other receivables, and accounts payable approximate fair value because of the short maturity and high liquidity of these instruments.
The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis at June 30, 2022:

(in thousands)	Derivative Warrant Liability	Earnout Liability
Balance at December 31, 2021	$2,193	$60,018
Change in fair value included in other expense	(604)	(50,240)
Balance at June 30, 2022	$1,589	$9,778
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

	June 30, 2022			December 31, 2021
	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout
Unit price	$5.06	$5.06	$5.06	$9.75	$9.75	$9.75
Term (in years)	4.37	1.36	1.75	4.87	1.87	2.87
Volatility	37.40%	45.00%	45.00%	12.80%	35.00%	35.00%
Risk-free rate	2.98%	2.95%	2.95%	1.24%	0.94%	0.94%
Dividend yield	—	—	—	—	—	—
Cost of equity	—	14.00%	14.00%	—	11.14%	11.14%
There were no transfers between fair value measurement levels during the three and six months ended June 30, 2022 and 2021.
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
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	June 30, 2022	December 31, 2021
Computers and software	60 months	$1,233	$961
Office furniture	80 months	531	343
Leasehold improvements	Shorter of lease term or estimated useful life	4,706	3,387
Medical equipment	60 months	981	805
Construction in progress		1,011	518
Finance lease ROU assets	Shorter of lease term or estimated useful life	205	162
Less: accumulated depreciation		(2,653)	(1,984)
Total property and equipment, net		$6,014	$4,192
Depreciation expense for the three months ended June 30, 2022 and 2021 was $359 and $173, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $673 and $338, respectively.
Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Compensation, including bonuses, fringe benefits, and payroll taxes	$4,279	$3,325
Contract liabilities	1,348	262
Directors and officers insurance premiums	5,104	5,009
Deferred acquisition consideration (see Note 16)	3,459	2,359
Other liabilities	3,420	2,969
Total accrued expenses and other current liabilities	$17,610	$13,924
Contract liabilities as of June 30, 2022 and December 31, 2021 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a financing arrangement to pay premiums for directors’ and officers’ (“D&O”) insurance coverage to protect against such losses on November 12, 2021. As of June 30, 2022, the remaining D&O principal balance was $5,538, of which $434 is due to be paid after June 30, 2023 and classified as an other non-current liability. Additionally, the Company includes $2,550 of deferred consideration arising from acquisitions in other non-current liabilities to reflect when the deferred consideration will be paid (see Note 16 for details).
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

Lease Expense
The components of lease expense were as follows for the three and six months ended June 30, 2022:

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease costs:	$1,249	$2,416
Finance lease costs:
Amortization of ROU asset	$13	$27
Interest expense	$1	$3
Other lease costs:
Short-term lease costs	$103	$212
Variable lease costs	$222	$427

Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to June 30, 2022 are as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$2,604	$28
2023	4,965	46
2024	4,324	38
2025	3,561	4
2026	2,659	1
Thereafter	3,246	—
Total future lease payment	$21,359	$117
Less: amount representing interest	(2,259)	(6)
Present value of future lease payment (lease liability)	$19,100	$111
Reported as:
Lease liabilities, current	$4,486	$47
Lease liabilities, noncurrent	14,614	64
Total lease liabilities	$19,100	$111

Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of June 30, 2022:

June 30, 2022
Weighted-average remaining lease term (in years)
Operating	4.90
Finance	2.37
Weighted-average discount rate
Operating	4.17%
Finance	4.42%

Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the three and six months ended June 30, 2022.

(in thousands)	Six Months Ended June 30, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$2,382
Financing cash payments for finance leases	31
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$20,347
Finance leases	40
Lease Modifications

During the three months ended June 30, 2022, the Company expanded its lease space and extended its lease term for a clinic in California, with a revised end date of April 1, 2029. This expansion and extension constitute a lease modification that qualifies as a change of accounting for the original lease and not a separate contract. Accordingly, in the three months ended June 30, 2022, the Company recognized the difference of $531 as an increase to the operating lease liability, and $531 as an increase to operating lease right-of-use asset. The modification did not affect rent expense.
During the six months ended June 30, 2022, the Company expanded its lease space and extended its lease term for two clinics in California. These expansions and extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, in the six months ended June 30, 2022, the Company recognized the difference of $1,306 as an increase to the operating lease liability; $1,213, net of lease incentives, as an increase to operating lease right-of-use asset, and $3 as a decrease to rent expense.
Note 11. Debt
The Company recorded a PPP loan as a result of the acquisition of the practice of Leo E. Orr, MD on November 12, 2021 with Pacific Western Bank in the amount of $183, with interest bearing at 1%. The maturity date of the loan is October 24, 2026. The application for the PPP funds required an entity to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the entity. This certification further required the entity to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the entity having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. During the six months ended June 30, 2022, the Company received notice of forgiveness of its PPP loan and accordingly has recognized the loan principal balance and accrued interest as a gain on debt extinguishment in the Condensed Consolidated Statement of Income (Operations).
Note 12. Income Taxes
The Company recorded income tax benefit of $32 for the three months ended June 30, 2022, and income tax expense of $148 for the six months ended June 30, 2022, as compared to income tax expense of $780 for the three months ended June 30, 2021, and income tax expense of $998 for the six months ended June 30, 2021. The decrease of $812 and $850, respectively, in income tax expense is primarily related to the corresponding increase in the valuation allowance for TOI. The Company's effective tax rate decreased to 1.06% for the six months ended June 30, 2022, from 31.12% for the six months ended June 30, 2021, primarily due to the increase of the valuation allowance.
The Company's effective tax rate for the six months ended June 30, 2022, was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the increased valuation allowance, partially offset by the tax effect of the change in fair market value of the warrant and earn out liability, non-deductible transaction costs, and Section 162(m) limitation on compensation for covered employees, which is not taxable for federal income tax purposes.

Note 13. Stockholders' Equity
The Condensed Consolidated Statements of Preferred Shares and Changes in Stockholders’ Equity (Deficit) has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization described in Note 1. The balances as of June 30, 2021 from the condensed consolidated financial statements of Legacy TOI as of that date, share activity (Legacy TOI preferred stock, Legacy TOI common stock, and additional paid-in capital) and per share amounts were retroactively adjusted, where applicable, using the Common Stock Exchange Ratio.
Common Stock
Upon the Closing Date of the Business Combination on November 12, 2021, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 500,000,000 shares of common stock with a par value of $0.0001. As of June 30, 2022 and December 31, 2021, there were 71,980,872 and 73,249,042 shares, respectively, of common stock outstanding.
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
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of June 30, 2022.
Preferred Stock

Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date and as of December 31, 2021, there were 163,510 shares of preferred stock outstanding. As of June 30, 2022, there were 166,640 shares of preferred stock outstanding.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of June 30, 2022.

Assumed Public Warrants and Private Placement Warrants
Following the consummation of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of June 30, 2022, there are 5,749,986 public warrants outstanding and 3,177,542 private placement warrants outstanding.
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
Share Repurchase Program
On May 10, 2022, the Company's Board consented to the adoption and approval of the Share Repurchase Program, authorizing up to $20,000 to be spent on the repurchase of the Company's common stock, expiring on December 31, 2022. The Company repurchased and immediately retired 1,500,000 shares of its common stock for $9,000 from a related party (see Note 21) during the three months ended June 30, 2022. At June 30, 2022, $11,000 of the Share Repurchase Program authorization remained available for repurchases.
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
As of June 30, 2022, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 10,822,981.
The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the units granted during the six months ended June 30, 2022 and 2021 Stock Options are provided in the following table:

	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	35.0% to 45.0%	38.60% to 40.20%
Risk-free interest rate	2.33% to 2.84%	0.76% to 1.12%
Expected term (years)	6.07 to 6.65	7.00
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the six months ended June 30, 2022 and 2021 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2022	6,921,180	$0.89
Granted	1,550,485	7.14
Exercised	(366,684)	0.92
Forfeited	(833,687)	2.17
Expired	(936)	1.02
Balance at June 30, 2022	7,270,358	$2.07	7.75	$24,632
Vested Options Exercisable at June 30, 2022	2,424,960	$0.87	6.92	$10,168

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2021	8,683,952	$0.85
Granted	1,182,218	1.08
Exercised	—	—
Forfeited	(665,034)	0.86
Expired	—	—
Balance at June 30, 2021	9,201,136	$0.88	8.57	$—
Vested Options Exercisable at June 30, 2021	1,182,353	$0.85	7.94	$—
Total share-based compensation expense during the three months ended June 30, 2022 and 2021 was $2,826 and $51, related to the Stock Options, respectively. Total share-based compensation expense during the six months ended June 30, 2022 and 2021 was $6,081 and $93, related to the Stock Options, respectively.
At June 30, 2022, there was $26,461 of total unrecognized compensation cost related to unvested service Stock Options that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.66 years. The total fair value of common shares vested during the six months ended June 30, 2022 and 2021 was $6,304 and $237, respectively.
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

The grant date fair value of the RSUs granted during three months ended June 30, 2022 and as of Closing Date was determined to be $7.58 and $10.98, respectively, based on the fair value of the Company’s common share at the grant date.

A summary of the activity for the RSUs and RSAs for the six months ended June 30, 2022 and 2021, respectively, are shown in the following tables:

Number of Shares
Balance at January 1, 2022	1,291,492
Granted	1,413,159
Vested	(242,429)
Forfeited	(279,686)
Balance at June 30, 2022	2,182,536

Number of Shares
Balance at January 1, 2021	1,390,839
Granted	—
Vested	—
Forfeited	(23,376)
Balance at June 30, 2021	1,367,463
The total share-based compensation expense during the three and six months ended June 30, 2022 was $2,001 and $3,492 related to the RSUs, respectively. The sale of the Company was not considered probable until consummation of the transaction, and therefore, during the three and six months ended June 30, 2021 and prior to the Business Combination, no compensation costs were recognized related to the RSAs.
As of June 30, 2022 there was $18,304 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.77 years as of June 30, 2022. As of June 30, 2022, 242,429 of the RSUs have vested, 64,331 were net settled to cover the required withholding tax upon vesting.
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
The Company accounted for the bonus awards in accordance with ASC Topic No. 710, Compensation — General (“ASC 710”). The sale of the Company was not considered probable until consummation of the transaction, and therefore, for the six months ended June 30, 2021, no liability associated with the bonus awards was recognized by the Company.
In conjunction with the Business Combination, the Company settled the 2020 Sale Bonus Plan obligation in cash at the Closing Date, in the amount of $635.
Earnout Shares granted to Employees
As part of the Business Combination, DFPH issued to eligible Legacy TOI stockholders and Legacy TOI employees the contingent right to receive up to $12.5 million additional shares of common stock (“Legacy TOI Earnout Shares”), in two tranches of $5.0 million ("First Earnout Tranche") and $7.5 million ("Second Earnout Tranche"), respectively, upon the Company common stock achieving a price per share of $12.50 during the two-year period following the Closing or a price per share of $15.00 during the three-year period following the Closing Date, in each case, as its last reported sales price per share for any 20 trading days within any 30 consecutive trading day period within the applicable period ("Earnout Terms"); provided, that (i) if one or both of the share price triggers has not been achieved prior to the end of the three-year period following the Closing Date, (ii) the Company enters into a definitive agreement that would result in a change of control and (iii) the price per share of the Company’s common stock in such transaction is equal to or greater than one or both of the share price triggers, then at the Closing Date of such transaction, the Company shall issue the applicable portion of the Legacy TOI Earnout Shares as if such share price trigger had been achieved.
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
The grant date fair value of the First Earnout Tranche and Second Earnout Tranche as of Closing Date was determined to be $8.35 and $6.76, respectively. The assumptions used in the Monte-Carlo Simulation model for the Earnout Shares granted on the Closing Date are provided in the following table:

November 12, 2021
Valuation assumptions
Expected dividend yield	—%
Expected volatility	35.00%
Risk-free interest rate	0.85%

A summary of the activity for the Employees Earnout Shares for the six months ended June 30, 2022 is shown in the following table:

Number of Shares
Balance at January 1, 2022	$1,602,435
Granted	—
Forfeited	(165,297)
Balance at June 30, 2022	$1,437,138

The total share-based compensation expense during the three and six months ended June 30, 2022 was $1,687 and $5,494, related to the Employees Earnout Shares, respectively.
As of June 30, 2022, there was $2,962 of unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest. That cost is expected to be recognized over a weighted average period of 0.36 years as of June 30, 2022. As of June 30, 2022, none of the Employee Earnout Shares have vested.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of June 30, 2022 and December 31, 2021.
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
Note 16. Business Combinations
During the year ended December 31, 2021, the Company merged with DFPH with the intent to raise capital and gain access to the public markets. Additionally, the Company closed on five business combinations and one asset acquisition, consistent with the intent to strategically grow its existing markets and expand into new markets. During the six months ended June 30, 2022, the Company closed on one business combination.
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
All periods prior to the Closing Date reflect the balances and activity of Legacy TOI. The consolidated balances as of December 31, 2020 from the audited consolidated financial statements of Legacy TOI as of that date, share activity (convertible redeemable preferred stock and common stock) and per share amounts in these Condensed Consolidated Statements of Convertible Preferred Shares and Changes in Stockholders' Equity (Deficit) were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 591:1. All previously issued and outstanding shares of Legacy TOI preferred stock classified as mezzanine equity were converted into Legacy TOI common stock and was retroactively adjusted and reclassified to permanent equity as a result of the reverse recapitalization. As a result of the Business Combination, $142,557 of additional paid-in capital was recognized.
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
The total consideration for the Acquisition was $1,710, comprised of a cash payment of $892 and deferred consideration of $818. The deferred cash consideration is to be paid in two equal installments on the first and second anniversary of the Raiker Acquisition Date (February 12, 2022 and 2023, respectively). On February 12, 2022, the Company transferred the first installment of deferred consideration of $409. Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.
Subsequent to the Acquisition, the Company filed an amendment to the articles of incorporation of PCC to legally change the name to The Oncology Institute FL, LLC (TOI FL). The change was solely nominal, and the legal form, tax attributes, and books and records of PCC all remained.
Grant Practice Acquisition
On November 12, 2021 ("Grant Acquisition Date"), the Company acquired certain non-clinical assets of Ellsworth Grant, M.D., A Medical Corporation (the “Grant Practice”) from Ellsworth Grant, M.D. (“Dr. Grant”). Further, TOI CA acquired certain clinical assets of the Grant Practice from Dr. Grant. Intangible assets of $450 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years The Company transferred cash consideration of $849 and deferred consideration of $200 to Dr. Grant for the purchase. The deferred cash consideration is to be paid in two equal installments on the first and second anniversary of the Grant Acquisition Date (November 12, 2022 and 2023, respectively). Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.
The Grant Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.

Orr Practice Acquisition
On November 12, 2021 ("Orr Acquisition Date"), the Company acquired certain non-clinical assets of Leo E. Orr, M.D., Inc. (the “Orr Practice”) from Leo E. Orr, M.D. (“Dr. Orr”). Further, TOI CA acquired certain clinical assets of the Orr Practice from Dr. Orr. Intangible assets of $150 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years. The Company transferred cash consideration of $816 and deferred consideration of $200 to Dr. Orr for the purchase. The deferred cash consideration is to be paid in two equal installments on the first and second anniversary of the Orr Acquisition Date (November 12, 2022 and 2023, respectively). Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.
The Orr Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.

Dave Practice Acquisition
On November 19, 2021 ("Dave Acquisition Date"), the Company acquired certain non-clinical assets of Sulaba Dave M.D., d.b.a. Radiation Oncology Associates (the “Dave Practice”) from Sulaba Dave M.D. (the “Dr. Dave”). Further, TOI CA acquired certain clinical assets of the Dave Practice from Dr. Dave. Intangible assets of $77 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 2 years. The Company transferred cash consideration of $2,000 and deferred consideration of $750 to Dr. Dave for the purchase. The deferred cash consideration is to be paid in three equal installments on the six, twelfth, and eighteen month anniversaries of the Dave Acquisition Date (May 19, 2022, November 19, 2022, and May 19, 2023, respectively). On May 19, 2022, the Company transferred the first installment of deferred consideration of $250. Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.
The Dave Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.

Yang Practice Acquisition
On December 9, 2021 ("Yang Acquisition Date"), the Company, acquired certain non-clinical assets of Global Oncology, Inc. (the “Yang Practice”) from Dr. Honghao Yang M.D. (“Dr. Yang”). Further, TOI CA acquired certain clinical assets of the Practice from Dr. Yang. Intangible assets of $68 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years. The Company transferred cash consideration of $4,615 and deferred consideration of $2,500 to Dr. Yang for the purchase. The deferred cash consideration is to be paid in two equal installments on the first and second anniversary of the Yang Acquisition Date (December 9, 2022 and 2023, respectively). The Transaction resulted in the sale of nearly all assets of the practice. Additionally, on the Yang Acquisition Date, Dr. Yang entered into an employment agreement with the Clinical Buyer whereupon Dr. Yang will provide professional services to the Clinical Buyer.
The Yang Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Perkins Practice Acquisition
On April 30, 2022 ("Perkins Acquisition Date"), the Company acquired certain non-clinical assets of California Oncology of the Central Valley Medical Group, Inc., (the “Perkins Practice”) from Christopher Perkins, M.D. (“Dr. Perkins”). Further, TOI CA acquired certain clinical assets of the Perkins Practice from Dr. Perkins. In conjunction with the acquisition, the Company also entered into a Professional Service Agreement with Oncology Associates of Fresno Medical Group, Inc. Intangible assets of $2,550 were recognized pursuant to the acquisition in the form of trade names of $2,480 and clinical contracts of $70, with weighted average amortization periods of 10 years and 5 years respectively. The Company transferred cash consideration of $8,920 and deferred consideration of $2,000 to Dr. Perkins for the purchase. The deferred cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (April 29, 2023 and 2024, respectively). Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.
The Perkins Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.

Summary of Consideration Transferred
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. The purchase consideration for the acquisitions has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired including a residual amount of tax deductible goodwill as noted in the provisional fair value table below.
Acquisition costs amounted to $111 and $107 for the three months ended June 30, 2022 and 2021 respectively, and $533 and $197 for the six months ended June 30, 2022 and 2021 respectively, and were recorded as “General and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Operations).
The following table summarizes the provisional fair values assigned to identifiable assets acquired and liabilities assumed.

	Acquisition
(in thousands)	Raiker	Grant	Orr	Dave	Yang	Perkins	Total
Consideration:
Cash	$892	$849	$816	$2,000	$4,615	$8,920	$18,092
Deferred	818	200	200	750	2,500	2,000	6,468
Fair value of total consideration transferred	$1,710	$1,049	$1,016	$2,750	$7,115	$10,920	$24,560
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash	$65	$—	$—	$—	$—	$—	$65
Accounts receivable	398	—	183	—	—	—	581
Inventory	62	49	16	—	115	409	651
Property and equipment, net	—	—	13	35	19	123	190
Clinical contracts	—	450	150	77	68	2,550	3,295
Goodwill	1,454	550	837	2,645	6,913	7,850	20,249
Total assets acquired	1,979	1,049	1,199	2,757	7,115	10,932	25,031
Accounts payable	120	—	—	—	—	—	120
Accrued liabilities	—	—	—	7	—	12	19
Current portion of long term debt	149	—	183	—	—	—	332
Total liabilities assumed	269	—	183	7	—	12	471
Net assets acquired	$1,710	$1,049	$1,016	$2,750	$7,115	$10,920	$24,560

The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. The fair values assigned to the assets acquired are based on estimates and assumptions from data that is readily available.
Summary of Unaudited Supplemental Pro Forma Information
The revenues, earnings, and pro forma effects of the Raiker Practice Acquisition, which occurred during the six months ended June 30, 2021, are not, and would not have been, material to the results of operations, individually and in aggregate. The Company recognized $2,370 cumulative revenue and $230 cumulative net loss in its Condensed Consolidated Statement of Income (Operations) for the three and six months ended June 30, 2022, from the clinical practices acquired during the three and six months ended June 30, 2022.
The pro forma results presented below include the effects of the Perkins Acquisition, as if it had occurred on January 1, 2021. The pro forma results for the three and six months ended June 30, 2022 and 2021 include the additional amortization resulting from the adjustments to the value of intangible assets resulting from purchase accounting. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The pro forma information does not purport to be indicative of what the Company's results of operations would have been if the acquisitions had in fact occurred at the beginning of the period presented and is not intended to be a projection of the Company's future results of operations. Transaction expenses are included within the pro forma results.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$62,386	$54,455	$122,096	$107,646
Net income (loss)	$(5,160)	$4,126	$15,034	$4,051
Mendez Asset Acquisition
On May 1, 2021, TOI Management, through PCC, entered into a purchase agreement to acquire certain clinical assets from Oncology Association, P.A. ("OA") from Pedro Mendez, M.D. Management determined the acquisition of OA is an asset acquisition. The Company paid $500, consisting of cash consideration of $200 and deferred cash consideration of $300, in exchange for intangible assets in the form of payor contracts. The entire $500 was assigned to the payor contract intangible asset class with a weighted average amortization period of 10 years. The deferred cash consideration is to be paid in three equal installments on the first, second, and third anniversaries of the Mendez Asset Acquisition Date (May 1, 2022, May 1, 2023, and May 1, 2024, respectively). On May 1, 2022, the Company transferred the first installment of deferred consideration of $100. Considering the Company's incremental borrowing rate, the present value of the deferred cash consideration is not materially different than its stated value.
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

(in thousands)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and restricted cash	$1,351	$1,618
Accounts receivable	28,947	20,007
Other receivables	212	935
Inventories, net	8,580	6,438
Prepaid expenses	935	781
Total current assets	40,025	29,779
Property and equipment, net	26	—
Other assets	347	276
Intangible assets, net	3,543	1,181
Goodwill	18,946	11,096
Total assets	$62,887	$42,332
Liabilities
Current liabilities:
Accounts payable	$12,028	$14,204
Income taxes payable	132	132
Accrued expenses and other current liabilities	7,643	5,539
Current portion of long-term debt	—	183
Amounts due to affiliates	99,583	56,312
Total current liabilities	119,386	76,370

(in thousands)	June 30, 2022	December 31, 2021
Other non-current liabilities	2,565	3,203
Deferred income taxes liability	32	6
Total liabilities	$121,983	$79,579
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL and TOI TX, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA or TOI FL, however.
As such, for the three months ended June 30, 2022, net loss of $(5,453) and $0 were attributable to TOI and to the noncontrolling interest, respectively. For the three months ended June 30, 2021, net income of $3,205 and $0 were attributable to TOI and to the noncontrolling interest, respectively.
For the six months ended June 30, 2022, net income of $13,833 and $0 were attributable to TOI and to the noncontrolling interest, respectively. For the six months ended June 30, 2021, net income of $2,209 and $0 were attributable to TOI and to the noncontrolling interest, respectively.
Note 18. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets.
Intangible Assets
As of June 30, 2022, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(7,095)	$12,305
Trade names	10 years	6,650	(1,614)	5,036
Clinical contracts	9 years	2,979	(937)	2,042
Total intangible assets		$29,029	$(9,646)	$19,383
As of December 31, 2021, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(6,152)	$13,248
Trade names	10 years	4,170	(1,350)	2,820
Clinical contracts	9 years	2,909	(732)	2,177
Total intangible assets		$26,479	$(8,234)	$18,245

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of June 30, 2022 is as follows:

(in thousands)	Amount
Year ending December 31:
2022	$1,469
2023	2,901
2024	2,901
2025	2,901
2026	2,879
Thereafter	6,332
Total	$19,383
The aggregate amortization expense during the three months ended June 30, 2022 and 2021 were $739 and $621, respectively. The aggregate amortization expense during the six months ended June 30, 2022 and 2021 were $1,412 and $1,233, respectively.
Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of June 30, 2022 and December 31, 2021 is as follows:

(in thousands)	June 30, 2022	December 31, 2021
Patient services	$29,293	$21,443
Dispensary	4,551	4,551
Clinical trials & other	632	632
Total goodwill	$34,476	$26,626
The changes in the carrying amount of goodwill for the six months ended June 30, 2022 and for the year ended December 31, 2021 are as follows:

(in thousands)	2022	2021
Balance as of January 1:
Gross goodwill	$26,626	$14,227
Goodwill acquired during the period	7,850	12,399
Accumulated impairment losses	—	—
Goodwill, net as of June 30 and December 31	$34,476	$26,626
Note 19. Net Income (Loss) Per Share
The following table sets forth the computation of the Company's basic net income (loss) per share to common stockholders for the three and six months ended June 30, 2022 and 2021.

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to TOI	$(5,453)	$3,205	$13,833	$2,209
Less: Deemed dividend	64	—	64	—
Net income (loss) attributable to TOI available for distribution	(5,517)	3,205	13,769	2,209
Net income (loss) attributable to participating securities, basic	(1,013)	—	2,521	—
Net income (loss) attributable to common stockholders, basic	$(4,504)	$3,205	$11,248	$2,209

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding, basic	72,996,836	66,021,829	73,123,895	64,446,377
Net income (loss) per share attributable to common stockholders, basic	$(0.06)	$0.05	$0.15	$0.03
The following table sets forth the computation of the Company's diluted net income (loss) per share to common stockholders for the three and six months ended June 30, 2022 and 2021.

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to TOI	$(5,453)	$3,205	$13,833	$2,209
Less: Deemed dividend	64	—	64	—
Net income (loss) attributable to TOI available for distribution	(5,517)	3,205	13,769	2,209
Less: Net income attributable to participating securities, diluted	(1,013)	—	2,441	—
Net income (loss) attributable to common stockholders, diluted	$(4,504)	$3,205	$11,328	$2,209
Weighted average shares outstanding, diluted	72,996,836	66,021,829	76,106,201	64,446,377
Net income (loss) per share attributable to common stockholders, diluted	$(0.06)	$0.05	$0.15	$0.03
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	7,270,358	9,201,136	4,429,451	9,201,136
RSUs	2,182,536	1,367,463	1,471,052	1,367,463
Earnout Shares	1,437,138	—	1,437,138	—
Public Warrants	5,749,986	—	5,749,986	—
Private Warrants	3,177,542	—	3,177,542	—
Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Patient services	$39,109	$29,786	$74,166	$59,408
Dispensary	20,218	17,782	38,897	35,400
Clinical trials & other	1,594	2,276	3,019	3,616
Consolidated revenue	60,921	49,844	116,082	98,424

Direct costs
Patient services	32,875	23,574	60,253	46,660

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dispensary	16,754	15,237	32,078	30,360
Clinical trials & other	150	143	287	312
Total segment direct costs	49,779	38,954	92,618	77,332

Depreciation expense
Patient services	282	139	532	266
Dispensary	—	—	—	—
Clinical trials & other	1	2	3	3
Total segment depreciation expense	283	141	535	269

Amortization of intangible assets
Patient services	686	568	1,307	1,128
Dispensary	—	—	—	—
Clinical trials & other	52	52	105	105
Total segment amortization	738	620	1,412	1,233

Operating income
Patient services	5,266	5,505	12,074	11,354
Dispensary	3,464	2,545	6,819	5,040
Clinical trials & other	1,391	2,079	2,624	3,196
Total segment operating income	10,121	10,129	21,517	19,590

Selling, general and administrative expense	28,348	11,212	58,154	22,390
Non-segment depreciation and amortization	77	33	138	69
Total consolidated operating loss	$(18,304)	$(1,116)	$(36,775)	$(2,869)

(in thousands)	June 30, 2022	December 31, 2021
Assets
Patient services	$54,157	$44,223
Dispensary	6,542	4,277
Clinical trials & other	12,481	14,504
Non-segment assets	116,560	140,435
Total assets	$189,740	$203,439
Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees, and share repurchases. Related party payments for the three and six months ended June 30, 2022 and 2021 were as follows:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
	Type	2022	2021	2022	2021
American Institute of Research	Consulting	$42	$33	$82	$63
Karen M Johnson	Board Fees	—	—	19	—
Richard Barasch	Board Fees	—	—	5	—
Anne M. McGeorge	Board Fees	—	—	19	—
Mohit Kaushal	Board Fees	—	—	19	—
Ravi Sarin	Board Fees	—	—	19	—
Maeve O'Meara Duke	Board Fees	—	—	19	—
Havencrest Capital Management, LLC	Management Fees	—	75	—	75
M33 Growth LLC	Management Fees	—	230	—	230
Richy Agajanian MD	Share Repurchase	8,748	5	8,764	9
Veeral Desai	Board Fees	—	12	—	25
Total		$8,790	$355	$8,946	$402
Note 22. Subsequent Events
Parikh Practice Acquisition
On July 22, 2022, the Company entered into an Asset Purchase Agreement with Nutan K Parikh, M.D., LTD., A Professional Corporation (the "Parikh Practice") and Nutan K Parikh, M.D., an individual. The terms of the agreement states that the Company will purchase from the Parikh Practice certain assets, properties, and rights owned by the Parikh Practice, and the intangible assets associated with the practice acquisition. The Company will pay $2,000, with $1,600 of the consideration being paid in cash at closing and the remainder paid equally in two cash installments on each annual anniversary thereafter.
Facility Agreement, Convertible Notes, Warrants
On August 9, 2022, the Company, entered into a Facility Agreement (the “Facility Agreement”) by the Company, as borrower, certain of the Company’s subsidiaries from time to time as guarantors and Deerfield Partners, L.P. (“Deerfield”), as agent for itself and the lenders, providing for the issuance and sale by the Company to Deerfield of $110,000 of principal amount of 4.0% secured senior convertible notes (the “Convertible Notes”) upon the terms and conditions set forth in the Facility Agreement (the “Deerfield Financing”). The Convertible Notes will be secured by (i) a security interest in substantially all of the assets of the Company and its subsidiaries and (ii) a pledge by the Company of the equity interest of all its direct and indirect subsidiaries and will mature on August 9, 2027, unless earlier converted or redeemed, and are convertible into shares of the Company’s common stock. The Convertible Notes were issued in a private placement to Deerfield pursuant to an exemption for transactions by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act.
The Facility Agreement also provides for the issuance of warrants to purchase Company common stock to the extent that the obligations under the Facility Agreement and the Convertible Notes are prepaid. The Convertible Notes are convertible at any time at the option of the holders thereof, subject to certain ownership thresholds. The Company may redeem all or any portion of the principal amount of the Convertible Notes for cash. Upon redemption of any Convertible Notes, the Company will issue warrants covering the same number of shares of common stock underlying, and at an exercise price equal to the conversion price of, the redeemed Convertible Notes. The Company is subject to a number of affirmative and restrictive covenants pursuant to the Facility Agreement and is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions.
In connection with the Facility Agreement, on August 9, 2022, the Company and Deerfield entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to prepare and file with the Securities and Exchange Commission a Registration Statement on Form S-3, or such other form as required to effect a registration of the Company common stock issued or issuable upon conversion of or pursuant to the Convertible Notes or the warrants. Such Registration Statement must be filed within 30 calendar days following the date of the Registration Rights Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the unaudited condensed consolidated financial statements and the related notes that are included elsewhere in this Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act"), as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices that serve patients at 69 clinic locations across 13 markets and five states throughout the United States, which are staffed with 104 oncologists and advanced practice providers. 55 of these clinics are staffed with 93 providers employed by our affiliated physician-owned professional corporations, which management refers to as the "TOI PCs", which have provided care for more than 51,000 patients in 2021 and managed a population of approximately 1.7 million patients under value-based agreements as of June 30, 2022. The Company also provides management services on behalf of 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
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
As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In addition, the CARES Act provides for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During 2021 and 2020, the Company obtained loans of $4,993 pursuant to the CARES Act; $2,727 under the Accelerated and Advance Payment Program; and $2,001 from Provider Relief Funding under the CARES Act. Additionally, the Company obtained loans of $332 under the CARES Act as a result of acquisitions of physician practices. As of June 30, 2022, all loans obtained by the Company have been forgiven.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Clinics (1)	69	58	69	58
Markets	13	9	13	9
Lives under value-based contracts (millions)	1.7	1.5	1.7	1.5
Adjusted EBITDA (in thousands)	$(6,867)	$343	$(12,051)	$412
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

The following table provides a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Net income (loss)	$(5,453)	$3,205	$(8,658)	(270.1)%
Depreciation and amortization	1,098	794	304	38.3%
Interest expense	61	81	(20)	(24.7)%
Income tax expense	(32)	780	(812)	(104.1)%
Board and management fees	62	102	(40)	(39.2)%
Non-cash addbacks(1)	108	(5,728)	5,836	(101.9)%
Share-based compensation	6,515	51	6,464	12,674.5%
Change in fair value of liabilities	(12,865)	—	(12,865)	N/A
Practice acquisition-related costs(2)	111	107	4	3.7%
Consulting and legal fees(3)	1,144	543	601	110.7%
Other, net(4)	1,634	408	1,226	300.5%
Public company transaction costs	750	—	750	N/A
Adjusted EBITDA	$(6,867)	$343	$(7,210)	(2,102.0)%
(1)    During the three months ended June 30, 2022, non-cash addbacks were primarily comprised of reversals of bad debt recoveries of $105 and non-cash rent of $3. During the three months ended June 30, 2021, non-cash addbacks were primarily comprised of gain on debt extinguishment of $5,186 and bad debt recoveries of $722.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees during the three months ended June 30, 2022 and 2021, and related to certain advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(4)    Other, net is comprised of severance expenses resulting from cost rationalization programs of $67 and $0, as well as temporary labor of $329 and $292, recruiting expenses to build out corporate infrastructure of $1,207 and $116 and other miscellaneous charges of $31 and $0 during the three months ended June 30, 2022 and 2021, respectively.

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Net income (loss)	$13,833	$2,209	$11,624	526.2%
Depreciation and amortization	2,085	1,571	514	32.7%
Interest expense	135	182	(47)	(25.8)%
Income tax expense	148	998	(850)	(85.2)%
Board and management fees	107	208	(101)	(48.6)%
Non-cash addbacks(1)	305	(5,741)	6,046	(105.3)%
Share-based compensation	15,067	93	14,974	16,101.1%
Change in fair value of liabilities	(50,844)	—	(50,844)	N/A
Practice acquisition-related costs(2)	533	197	336	170.6%
Consulting and legal fees(3)	1,799	930	869	93.4%
Other, net(4)	2,587	(235)	2,822	(1,200.9)%
Public company transaction costs	2,194	—	2,194	N/A
Adjusted EBITDA	$(12,051)	$412	$(12,463)	(3,025.0)%
(1)    During the six months ended June 30, 2022, non-cash addbacks were primarily comprised of net bad debt write-offs of $259, non-cash rent of $32 and other miscellaneous charges of $14. During the six months ended June 30, 2021, non-cash addbacks were primarily comprised of gain on debt extinguishment of $5,186 and bad debt recoveries of $722.

(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees during the six months ended June 30, 2022 and 2021, and related to certain advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(4)    Other, net is comprised of severance expenses resulting from cost rationalization programs of $85 and $0, as well as temporary labor of $814 and $516, recruiting expenses to build out corporate infrastructure of $1,631 and $272, and other miscellaneous expense of $57 and $0 during the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021 such expenses were partially offset by $0 and $1,023, respectively, of stimulus funds received under the CARES Act.
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
Results of Operations
The following table sets forth our Condensed Consolidated Statements of Income (Operations) data expressed as a percentage of total revenues for the periods indicated. The Company’s management is not aware of material events or uncertainties that would cause the financial information below to not be indicative of future operating results or results of future financial condition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Patient services	64.2%	59.8%	63.9%	60.4%
Dispensary	33.2%	35.6%	33.5%	35.9%
Clinical trials & other	2.6%	4.6%	2.6%	3.7%
Total operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct costs – patient services	54.0%	47.3%	51.9%	47.4%
Direct costs – dispensary	27.5%	30.6%	27.6%	30.9%
Direct costs – clinical trials & other	0.2%	0.3%	0.3%	0.3%
Selling, general and administrative expense	46.5%	22.5%	50.1%	22.7%
Depreciation and amortization	1.8%	1.5%	1.8%	1.6%
Total operating expenses	130.0%	102.2%	131.7%	102.9%
Loss from operations	(30.0)%	(2.2)%	(31.7)%	(2.9)%
Other non-operating expense (income)
Interest expense	0.1%	0.2%	0.1%	0.2%
Change in fair value of derivative warrant liabilities	(3.4)%	—%	(0.5)%	—%
Change in fair value of earnout liabilities	(17.7)%	—%	(43.2)%	—%
Gain on debt extinguishment	—%	(10.4)%	(0.2)%	(5.3)%
Other, net	—%	—%	0.1%	(1.0)%
Total other non-operating income	(21.0)%	(10.2)%	(43.7)%	(6.1)%
Income before provision for income (loss) taxes	(9.0)%	8.0%	12.0%	3.2%
Income tax (expense) benefit	—%	(1.6)%	(0.1)%	(1.0)%
Net income (loss)	(9.0)%	6.4%	11.9%	2.2%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Patient services	$39,109	$29,786	$9,323	31.3%	$74,166	$59,408	$14,758	24.8%
Dispensary	20,218	17,782	2,436	13.7%	38,897	35,400	3,497	9.9%
Clinical trials & other	1,594	2,276	(682)	(30.0)%	3,019	3,616	(597)	(16.5)%
Total operating revenue	$60,921	$49,844	$11,077	22.2%	$116,082	$98,424	$17,658	17.9%
Patient services
Three Months Ended June 30, 2022 and 2021
The increase in patient services revenue was primarily due to a 27.0% increase in FFS revenue as a result of practice acquisitions and an overall increase in clinic count as well as a 3.5% increase in capitation revenue due to new capitation contracts entered into in the latter half of 2021.
Six Months Ended June 30, 2022 and 2021
The increase in patient services revenue was primarily due to a 18.2% increase in FFS revenue as a result of practice acquisitions and an overall increase in clinic count as well as a 5.4% increase in capitation revenue due to new capitation contracts entered into in the latter half of 2021.

Dispensary
Three Months Ended June 30, 2022 and 2021
The increase in dispensary revenue was primarily due to a 12.6% increase in the average revenue per fill in addition to a 1.0% increase in the number of fills.
Six Months Ended June 30, 2022 and 2021
The increase in dispensary revenue was primarily due to a 15.6% increase in the average revenue per fill offset by a 4.9% decline in the number of fills due to the new Medi-Cal reimbursement policy that was implemented in 2022 that transitioned claims processing from medical claims to pharmacy claims.
Clinical trials & other
The decrease in clinical trials and other revenue was primarily due to a decrease in visits and lower reimbursement revenue compared to prior year.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Direct costs – patient services	$32,875	$23,574	$9,301	39.5%	$60,253	$46,660	$13,593	29.1%
Direct costs – dispensary	16,754	15,237	1,517	10.0%	32,078	30,360	1,718	5.7%
Direct costs – clinical trials & other	150	143	7	4.9%	287	312	(25)	(8.0)%
Selling, general and administrative expense	28,348	11,212	17,136	152.8%	58,154	22,390	35,764	159.7%
Depreciation and amortization	1,098	794	304	38.3%	2,085	1,571	514	32.7%
Total operating expenses	$79,225	$50,960	$28,265	55.5%	$152,857	$101,293	$51,564	50.9%
Patient services cost
Three Months Ended June 30, 2022 and 2021
The increase in patient services cost was primarily due to a 20.3% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 16.8% increase in clinical payroll costs due to the growth in clinic count.
Six Months Ended June 30, 2022 and 2021
The increase in patient services cost was primarily due to a 13.4% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 14.1% increase in clinical payroll costs due to the growth in clinic count.
Dispensary cost
Three Months Ended June 30, 2022 and 2021
The increase in dispensary cost was primarily due to a 8.9% increase in the average cost of the prescriptions filled in addition to a 1.0% increase in the number of prescriptions filled.
Six Months Ended June 30, 2022 and 2021
The increase in dispensary cost was primarily due to a 11.1% increase in the average cost of the prescriptions filled offset by a 4.9% decline in the number of prescriptions filled.

Selling, general and administrative expense
Three Months Ended June 30, 2022 and 2021
The increase in selling, general and administrative expense was primarily driven by an increase in share-based compensation expense of 57.6% and an increase of 6.7% in transaction costs related to the Business Combination. In addition, salaries and benefits increased 31.2% due to the growth in the Company's management and corporate team. The remainder of the increases were primarily to support the continued growth of our business.
Six Months Ended June 30, 2022 and 2021
The increase in selling, general and administrative expense was primarily driven by an increase in share-based compensation expense of 66.9% and an increase of 9.8% in transaction costs related to the Business Combination. In addition, salaries and benefits increased 30.7% due to the growth in the Company's management and corporate team. The remainder of the increases were primarily to support the continued growth of our business.
Other Expenses (Income)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Interest expense	$61	$81	$(20)	(24.7)%	$135	$182	$(47)	(25.8)%
Change in fair value of derivative warrant liabilities	(2,065)	—	(2,065)	N/A	(604)	—	(604)	N/A
Change in fair value of earnout liabilities	(10,800)	—	(10,800)	N/A	(50,240)	—	(50,240)	N/A
Gain on debt extinguishment	—	(5,186)	5,186	N/A	(183)	(5,186)	5,003	(96.5)%
Other, net	(15)	4	(19)	(475.0)%	136	(1,072)	1,208	(112.7)%
Total other non-operating (income) expense	$(12,819)	$(5,101)	$(7,718)	151.3%	$(50,756)	$(6,076)	$(44,680)	735.4%
Interest expense
The decrease in interest expense was due to the pay-off of our term loan balance in Q4 2021.
Change in fair value of liabilities
Three Months Ended June 30, 2022 and 2021
The increase in non-operating (income) expense was primarily due to gains of $2,065 and $10,800, respectively, as a result of an decrease in the fair value of derivative warrant liabilities and derivative earnout liabilities which were created as part of the Business Combination.
Six Months Ended June 30, 2022 and 2021
The increase in non-operating (income) expense was primarily due to gains of $604 and $50,240, respectively, as a result of an decrease in the fair value of derivative warrant liabilities and derivative earnout liabilities which were created as part of the Business Combination.
Gain on debt extinguishment
Three Months Ended June 30, 2022 and 2021
There was no gain on debt extinguishment during the three months ended June 30, 2022. During the three months ended June 30, 2021, gain on debt extinguishment of $5,186 was a result of forgiveness of a CARES Act loan and a physician practice acquisition.

Six Months Ended June 30, 2022 and 2021
During the six months ended June 30, 2022, gain on debt extinguishment of $183 was a result of forgiveness of a CARES Act loan that was acquired as part of a physician practice acquisition. During the six months ended June 30, 2021, gain on debt extinguishment of $5,186 was a result of forgiveness of a CARES Act loan and a physician practice acquisition.
Other, net
The change in other, net was primarily due to Provider Relief Funding under the CARES Act received during the six months ended June 30, 2021.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through private placements of its equity securities and payments received from various payors. As of June 30, 2022, the Company had $64,208 of cash, of which $0 is restricted cash.
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

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Net cash and restricted cash (used in) provided by operating activities	$(27,360)	$(6,666)	$(20,694)	310%
Net cash and restricted cash used in investing activities	(11,264)	(2,053)	(9,211)	449%
Net cash and restricted cash (used in) provided by financing activities	(12,342)	17,890	(30,232)	(169)%
Net (decrease) increase in cash and restricted cash	$(50,966)	$9,171	$(60,137)	(656)%
Cash and restricted cash at beginning of period	115,174	5,998	109,176	1,820%
Cash and restricted cash at end of period	$64,208	$15,169	$49,039	323%
Operating Activities
Significant changes impacting net cash (used in) provided by operating activities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 were as follows:

•Net income increased $11,624, share-based compensation increased $14,974, and the gain on debt extinguishment decreased $5,003, offset by a decrease in the fair value of liability classified earnouts of $50,240, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021;
•Cash used by accounts receivable increased $7,406 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to the growth in the Company's business;
•Cash used by accounts payable, accrued expenses and income taxes payable increased $2,168 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to an increase in vendor payables due to the growth in the Company's business; and
•Cash used by inventory increased $1,461 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to the growth in the Company's business.
Investing Activities
Net cash used in investing activities increased $9,211 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due an increase cash used for purchases of practice acquisitions and intangibles of $7,893, as well as an increase in cash used for purchases of property and equipment of $1,318 for new clinic builds and clinic remodels.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 primarily relates to cash paid of $9,000 to repurchase common stock and common stock options. For the six months ended June 30, 2021, net cash provided by financing activities primarily relates to the issuance of $20,000 of Legacy Preferred Stock.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of June 30, 2022.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2022	2023-2024	2025-2026	Thereafter	Total
Operating leases	$2,604	$9,289	$6,220	$3,246	$21,359
Deferred acquisition consideration	1,700	4,309	—	—	6,009
Other[1]	2,639	3,132	5	—	5,776
Total material cash requirements	$6,943	$16,730	$6,225	$3,246	$33,144
(1)    Other is comprised of finance leases and directors and officers insurance premiums.

JOBS Act
The Company qualifies as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and has elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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
Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. The Company holds variable interests in the TOI PCs, comprised of TOI CA, TOI FL, and TOI TX all of which the Company cannot legally own due to jurisdictional laws governing the corporate practice of medicine. The TOI PCs employ physicians and other clinicians in order to provide professional services to patients of our managed clinics, and under substantially similar MSAs, we serve as the exclusive manager and administrator of the TOI PCs’ non-medical functions and services. The TOI PCs are considered variable interest entities (“VIEs”) as they do not have sufficient equity to finance their activities without additional financial support from the Company. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power), and (2) the obligation to absorb the losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power to control all financial activities of the TOI PCs, the rights to receive substantially all benefits from the VIEs, and consequently consolidates the TOI PCs. Revenues, expenses, and income from the TOI PCs are included in the consolidated amounts as presented on the Condensed Consolidated Statements of Income (Operations).
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
Interest Rate Risk
We held cash and cash equivalents of $64,208 as of June 30, 2022, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.
Inflation Risk
Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of drugs, clinical trials and research, administration and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that required to be disclosed in our Securities and Exchange Commission ("SEC") reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as described below.
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
As of June 30, 2022, we have identified deficiencies in our control environment. These deficiencies include material weaknesses relate to: (i) segregation of duties in the financial closing and reporting process; (ii) internal controls over review of complex accounting transactions and (iii) internal control over reviews of revenue process.
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
Changes in Internal Control over Financial Reporting
Except for the progress that has been made toward remediating the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 10, 2022, the Company's Board consented to the adoption and approval of the Share Repurchase Program, authorizing up to $20,000 to be spent on the repurchase of the Company's common stock, expiring on December 31, 2022. The Company repurchased $9,000 of its common stock in the second quarter of 2022. At June 30, 2022, $11,000 of the Share Repurchase Program authorization remained available for repurchases. The table below reflects our purchases of common stock during each of the three months in the three-month period ended June 30, 2022.

Period	Total Number of Shares of Stock Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
April 1, 2022 - April 30, 2022	—	$—	—	—
May 1, 2022 - May 31, 2022	—	—	—	$20,000
June 1, 2022 - June 30, 2022	1,500,000	6.00	1,500,000	$11,000
Total	1,500,000	$6.00	1,500,000

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
10.1	Separation Agreement by and between the Company and Scott Dalgleish					X
10.2	Executive Employment Agreement - Mihir Shah	10-Q	001-39248	10.1	May 10, 2022
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this the day of August 9, 2022.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)