Form 10-Q
period 2022-09-30
Oncology Institute, Inc.
filed 2022-11-09
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of November 4, 2022, the registrant had 72,341,687 shares of common stock outstanding.

Page
Part I – Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	9
Condensed Consolidated Statements of Income (Operations) for the Three and Nine Months Ended September 30, 2022 and 2021	11
Condensed Consolidated Statements of Convertible Preferred Shares and Changes in Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	13
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	15
Notes to Condensed Consolidated Financial Statements	17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures About Market Risk	58
Item 4. Controls and Procedures	58
Part II – Other Information	60
Item 1. Legal Proceedings	60
Item 1A. Risk Factors	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3. Defaults Upon Senior Securities	62
Item 4. Mine Safety Disclosures	62
Item 5. Other Information	62
Item 6. Exhibits	63
Signatures	65

PART I
Item 1. Financial Statements and Supplementary Data

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of $0 and $875 as of September 30, 2022 and December 31, 2021)	$61,425	$115,174
Marketable securities	29,154	—
Accounts receivable	34,820	20,007
Other receivables	559	1,237
Inventories, net	10,018	6,438
Prepaid expenses	7,655	11,200
Total current assets	143,631	154,056
Non-current investments	58,215	—
Property and equipment, net	7,006	4,192
Operating right of use assets	24,808	—
Intangible assets, net	18,665	18,245
Goodwill	31,016	26,626
Other assets	461	320
Total assets	$283,802	$203,439
Liabilities and stockholders’ equity
Current liabilities:
Current portion of operating lease liabilities	$5,163	$—
Current portion of long-term debt	—	183
Accounts payable	11,155	15,559
Income taxes payable	387	132
Accrued expenses and other current liabilities	16,147	13,924
Total current liabilities	32,852	29,798
Operating lease liabilities	21,828	—
Derivative warrant liabilities	1,748	2,193
Derivative earnout liabilities	6,197	60,018
Conversion option derivative liabilities	12,650	—
Long-term debt, net of unamortized debt issuance costs	79,069	—
Other non-current liabilities	970	6,900
Deferred income taxes liability	554	371
Total liabilities	155,868	99,280

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	September 30, 2022	December 31, 2021
	(Unaudited)
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
TOI Common shares, $0.0001 par value, authorized 500,000,000 shares; 72,341,687 and 73,249,042 shares issued and outstanding at September 30, 2022 and December 31, 2021	7	7
TOI Convertible Series A Common Equivalent Preferred Shares, $0.0001 par value, authorized 10,000,000 shares; 165,045 shares and 163,510 issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	180,002	167,386
Accumulated deficit	(52,075)	(63,234)
Total stockholders’ equity	127,934	104,159
Total liabilities, cumulative preferred shares and stockholders’ equity	$283,802	$203,439
Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $66,348 and $42,332 as of September 30, 2022 and December 31, 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $139,228 and $79,579 as of September 30, 2022 and December 31, 2021, respectively. See Note 17 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Patient services	$44,627	$32,967	$118,793	$92,375
Dispensary	18,839	17,918	57,736	53,318
Clinical trials & other	1,511	1,390	4,530	5,006
Total operating revenue	64,977	52,275	181,059	150,699
Operating expenses
Direct costs – patient services	36,126	25,391	96,379	72,051
Direct costs – dispensary	15,738	15,279	47,816	45,639
Direct costs – clinical trials & other	113	182	400	494
Selling, general and administrative expense	31,963	12,730	90,117	35,120
Depreciation and amortization	1,134	850	3,219	2,421
Total operating expenses	85,074	54,432	237,931	155,725
Loss from operations	(20,097)	(2,157)	(56,872)	(5,026)
Other non-operating expense (income)
Interest expense, net	1,497	78	1,632	260
Change in fair value of derivative warrant liabilities	159	—	(445)	—
Change in fair value of earnout liabilities	(3,581)	—	(53,821)	—
Change in fair value of conversion option derivative liabilities	(15,510)	—	(15,510)	—
Gain on debt extinguishment	—	—	(183)	(5,186)
Other, net	36	(54)	172	(1,126)
Total other non-operating (income) loss	(17,399)	24	(68,155)	(6,052)
Income (loss) before provision for income (loss) taxes	(2,698)	(2,181)	11,283	1,026
Income tax benefit (expense)	24	(799)	(124)	(1,797)
Net income (loss)	$(2,674)	$(2,980)	$11,159	$(771)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$(0.05)	$0.12	$(0.01)
Diluted	$(0.17)	$(0.05)	$(0.03)	$(0.01)
Weighted-average number of shares outstanding:
Basic	72,184,366	66,021,828	72,807,277	64,977,298
Diluted	79,581,304	66,021,828	75,300,018	64,977,298
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(US Dollars in thousands, except share and per share data)
(Unaudited)

	Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	73,249,042	$7	163,510	$—	$167,386	$(63,234)	$104,159
Net income	—	—	—	—	—	19,286	19,286
Issuance of common stock upon vesting of RSUs	27,188	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	8,553	—	8,553
Balance at March, 31, 2022	73,276,230	$7	163,510	$—	$175,939	$(43,948)	$131,998
Net loss	—	—	—	—	—	(5,453)	(5,453)
Issuance of common stock upon vesting of RSUs	150,958	—			—	—	—
Issuance of common stock upon exercise of options	366,684	—	—	—	337	—	337
Exchange of common stock for preferred stock	(313,000)	—	3,130	—	—	—	—
Repurchase and retirement of common stock	(1,500,000)	—	—	—	(9,000)	—	(9,000)
Net settlement of taxes for equity awards	—	—	—	—	(413)	—	(413)
Share-based compensation expense	—	—	—	—	6,514	—	6,514
Balance at June 30, 2022	71,980,872	$7	166,640	$—	$173,377	$(49,401)	$123,983
Net loss	—	—	—	—	—	(2,674)	(2,674)
Issuance of common stock upon vesting of RSUs	107,614	—	—	—	—	—	—
Issuance of common stock upon exercise of options	93,701	—	—	—	79	—	79
Exchange of preferred stock for common stock	159,500	—	(1,595)	—	—	—	—
Share-based compensation expense	—	—	—	—	6,546	—	6,546
Balance at September 30, 2022	72,341,687	$7	165,045	$—	$180,002	$(52,075)	$127,934

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(US Dollars in thousands, except share data)
(Unaudited)

	Legacy TOI Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
Balance at December, 31, 2020 (as previously reported)	11,451	$100	—	$—	$294	$(52,307)	$(52,013)
Retroactive application of the recapitalization due to the Business Combination (refer to Note 1)	(11,451)	(100)	59,160,192	6	80,108	—	80,114
Balance at December 31, 2020, effect of Business Combination (refer to Note 1)	—	$—	59,160,192	$6	$80,402	$(52,307)	$28,101
Net loss	—	—	—	—	—	(996)	(996)
Legacy TOI preferred stock issued and issuance of common stock	—	—	6,861,637	1	19,998	—	19,999
Share-based compensation expense	—	—	—	—	42	—	42
Balance at March, 31, 2021	—	$—	66,021,829	$7	$100,442	$(53,303)	$47,146
Net income	—	—	—	—	—	3,205	3,205
Share-based compensation expense	—	—	—	—	51	—	51
Balance at June 30, 2021	—	$—	66,021,829	$7	$100,493	$(50,098)	$50,402
Net loss	—	—	—	—	—	(2,980)	(2,980)
Share-based compensation expense	—	—	—	—	60	—	60
Balance at September 30, 2021	—	$—	66,021,829	$7	$100,604	$(53,078)	$47,533
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$11,159	$(771)
Adjustments to reconcile net income to cash and restricted cash used in operating activities:
Depreciation and amortization	3,219	2,421
Amortization of debt issuance costs	892	53
Share-based compensation	21,613	152
Decrease in fair value of liability classified warrants	(445)	—
Decrease in fair value of liability classified earnouts	(53,821)	—
Decrease in fair value of liability classified conversion option derivatives	(15,510)	—
Unrealized (gain) loss on investments	62	—
Accretion of discount on investment securities	(29)	—
Deferred taxes	183	(3,538)
Gain on debt extinguishment	(183)	(5,186)
Bad debt expense	402	(667)
Loss on disposal of property and equipment	22	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(15,215)	(4,195)
Inventories	(2,584)	(1,340)
Other receivables	678	(319)
Prepaid expenses	3,545	32
Other current assets	—	(9,094)
Operating lease right-of-use assets	3,720	—
Other assets	(141)	(128)
Accrued expenses and other current liabilities	2,894	1,432
Income taxes payable	255	5,015
Accounts payable	(4,404)	6,250
Current and long-term operating lease liabilities	(2,998)	—
Other non-current liabilities	(1,073)	538
Net cash, cash equivalents, and restricted cash used in operating activities	(47,759)	(9,345)
Cash flows from investing activities:
Purchases of property and equipment	(3,534)	(1,976)
Purchases of intangible asset in practice acquisitions	—	(200)
Cash paid for practice acquisitions, net	(8,107)	(827)
Purchases of marketable securities/investments	(87,402)	—
Net cash, cash equivalents, and restricted cash used in investing activities	(99,043)	(3,003)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	110,000	—
Transactions costs related to issuance of long-term debt	(3,663)	—
Payments made for financing of insurance payments	(3,739)	—
Payment of deferred consideration liability for acquisition	(509)	—
Principal payments on long-term debt	—	(2,094)
Principal payments on financing leases	(39)	(24)
Common stock repurchase	(9,000)	—
Common stock issuance	416	—
Taxes for common shares net settled	(413)	—
Issuance of Legacy TOI preferred stock	—	20,000
Net cash, cash equivalents, and restricted cash provided by financing activities	93,053	17,882
Net (decrease) increase in cash, cash equivalents, and restricted cash	(53,749)	5,534
Cash, cash equivalents, and restricted cash at beginning of period	115,174	5,998
Cash, cash equivalents, and restricted cash at end of period	$61,425	$11,532

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of noncash investing and financing activities:
Deferred consideration as part of practice acquisitions	$—	$1,118
Discount on senior secured convertible note	28,160	—
Supplemental disclosure of cash flow information:
Interest and principal forgiven from Paycheck Protection Program loans	183	5,186
Cash paid for:
Income taxes	26	429
Interest	184	193
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2022 and December 31, 2021,
and for the three and nine months ended September 30, 2022 and 2021
(US Dollars in thousands, except share data)
Note 1. Description of the Business
Overview of the Business
The Oncology Institute, Inc. (“TOI”) is the successor entity to DFP Healthcare Acquisitions Corp. ("DFPH"). DFPH is a Delaware corporation originally formed in 2019 as a publicly-traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination ("Business Combination"). TOI was originally founded in 2007 and is a community oncology practice that operates value-based oncology services platforms. TOI has four wholly-owned subsidiaries, TOI Parent, Inc. ("TOI Parent"), TOI Acquisition, LLC (“TOI Acquisition”), The Oncology Institute of Hope and Innovation Patient Safety Organization, LLC, and TOI Management, LLC (“TOI Management”). Additionally, TOI Management holds master services agreements with affiliated physician-owned professional entities ("TOI PCs") that confer controlling financial interest over the professional entities and their wholly-owned subsidiaries (TOI PCs, together with TOI, the “Company”).
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
The Company has 100 oncologists and mid-level professionals across 60 clinic locations located within five states: California, Florida, Arizona, Nevada, and Texas. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, is comprised of the clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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
The Company holds variable interests in clinical practices, TOI PCs, for which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of September 30, 2022, TOI held variable interest in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the shareholders of the Company's consolidating VIEs own a minority of the issued and outstanding common shares of the Company.
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
Segment Reporting
The Company presents the financial statements by segment in accordance with Accounting Standard Codification Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: patient services, dispensary, and clinical trials & other. Each of the operating segments is also a reporting segment as described further in Note 20.
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

Under the two-class method, basic and diluted net income (loss) per share attributable to common stockholders is computed by dividing the basic and diluted net income (loss) attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options, restricted stock units, earnout shares (defined in Note 14), public warrants, private placement warrants, and Senior Secured Convertible Notes (defined in Note 11).
The treasury stock method is used to calculate the potentially dilutive effect of stock options, RSUs, public warrants, and private placement warrants. The if-converted method is used to calculate the potentially dilutive effect of the Senior Secured Notes. In both methods, diluted net income (loss) attributable to common stockholders and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules. The earnout shares are contingently issuable; therefore, the earnout shares are excluded from basic and diluted EPS until the market conditions have been met (see more detail on the earnout shares in Note 14). For the periods presented, the public and private placement warrants are out of the money; therefore, the public and private placement warrants are antidilutive and excluded from diluted net income per share.
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
The Company's fair value measurement methodology for cash and cash equivalents, accounts receivable, other receivables, and accounts payable approximates fair value because of the short maturity and high liquidity of these instruments. Fair value measurement of investment securities available for sale is based upon quoted prices from active markets, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation methodologies. Level 2 investment securities include US Treasuries purchased in the secondary market that use pricing inputs other than quoted prices in active markets and fair value is determined using pricing models or other valuation methodologies such as broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. Fair value measurements of derivative warrants and earnout liabilities are based on Binomial Lattice and Monte-Carlo Simulation Models, respectively, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the derivative warrants and earnouts is the expected volatility of the common stock. Fair value measurements of the convertible note warrant and conversion option derivative liabilities are based on the Black-Derman-Troy model implemented in the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the convertible note warrant and conversion option derivative liabilities is the expected volatility of the common stock.
Cash and Cash Equivalents
The Company considers all highly liquid investments that are both readily convertible into cash and mature within 90 days from the date of purchase to be cash equivalents. As of September 30, 2022, the Company's cash equivalents consist of U.S. Treasury bills with a maturity date less than 90 days from the date of purchase.
Debt
The Company accounts for debt net of debt issuance costs and debt discount. Debt issuance costs and debt discount are capitalized, netted against the related debt for presentation purposes, and amortized to interest expense over the terms of the related debt using the effective interest method.

The Company accounts for bifurcated, debt-classified embedded features separately as derivative liabilities pursuant to Accounting Standards Codification Topic No. 815, Derivatives and Hedging ("ASC 815"). Bifurcated, debt-classified embedded features are recorded at fair value on the Company's balance sheet with subsequent changes in fair value recorded in the Condensed Consolidated Statement of Income (Operations) each reporting period.
Investments in Marketable Securities
The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's Condensed Consolidated Statements of Income (Operations). The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are classified as current assets if the maturity date is less than one year from the date of purchase and they may be readily liquidated.
Interest income, realized gains and losses on sales of securities, and other-than-temporary declines in the fair value of marketable securities, if any, are included as a component of other income (expense), net in the Condensed Consolidated Statements of Income (Operations). The cost of securities sold is based on the First In, First Out method.
At each reporting period, the Company evaluates available-for-sale marketable securities, to the extent the fair value option is not elected, for any credit-related impairment when the fair value of the investment is less than its amortized cost. If the Company determines that the decline in fair value is below the carrying value and this decline is other-than-temporary, credit-related impairment is recognized in the Consolidated Statement of Income (Operations) in accordance with ASC 320, Debt Securities. As of September 30, 2022, there were no available-for-sale instruments for which the fair value option was not elected.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). Under ASU 2021-08, an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contract with Customers (“ASC 606”). The guidance is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. The Company will adopt ASU 2021-08 on January 1, 2024 on a prospective basis. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.
Note 3. Significant Risks and Uncertainties Including Business and Credit Concentrations
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, and investment securities.
Cash accounts in a financial institution may, at times, exceed the Federal Deposit Insurance Corporation coverage of $250 per account ownership category. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
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
The Company's investment securities portfolio is managed by a third party vendor to provide a relatively stable source of investment income from excess liquidity while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk.
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Percentage of Net Revenue:
Payor A	12%	16%	14%	17%
Payor B	15%	15%	16%	14%

The concentration of gross receivables on a percentage basis for major payors at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Percentage of Gross Receivables:
Payor B	15%	19%
Payor C	11%	14%
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Percentage of Cost of Sales:
Vendor A	97%	53%	69%	51%
Vendor B	N/A	46%	29%	48%
The concentration of gross payables on a percentage basis for major payors at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Percentage of Gross Payables:
Vendor A	72%	39%
Vendor B	N/A	47%
COVID-19 Pandemic
In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this coronavirus, a pandemic. The resulting measures to contain the spread and impact of COVID-19 and other developments related to COVID-19 have affected the Company’s results of operations during 2022. Where applicable, the impact resulting from the COVID-19 pandemic during the three and nine months ended September 30, 2022 has been considered, including updated assessments of the recoverability of assets and evaluation of potential credit losses. As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In total, the CARES Act, PPPHCE Act and the CAA authorize $178,000,000 in funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition, the CARES Act provides for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During the year ended December 31, 2021, the Company was a beneficiary of these stimulus measures. The Company’s accounting policies for the recognition of these stimulus monies is as follows.
The Company directly received $4,993 in Paycheck Protection Program (“PPP”) loans under the CARES Act and indirectly received an additional $332 in PPP loans through acquisitions (see Note 16). PPP loans may be eligible for forgiveness if the funds were used for eligible payroll costs, payments on business mortgage interest payments, rent, or utilities during either the 8- or 24-week period after disbursement. The Company elected to account for the loans as current debt until such loans were forgiven. Forgiveness for $5,142 of the PPP loans was received during the year ended December 31, 2021. As of September 30, 2022, the balance of all PPP loans has been forgiven. As such, the Company recognized the loan principal balance and accrued interest as a gain on debt extinguishment in the Condensed Consolidated Statement of Income (Operations).
The Company received $2,727 from CMS under the Accelerated and Advance Payment Program which is an advance on future Medicare payments and will be recouped from future payments due to the Company by Medicare after 120 days. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped against Medicare payments according to the repayment terms. As of December 31, 2021, the Medicare accelerated payments are reflected within accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2022, the Company repaid all advances received from CMS under the Accelerated and Advance Payment Program.
The Company received funding from United States Department of HHS as part of the Provider Relief Funding under the CARES Act. Provider Relief Funding is paid in the form of a grant and does not require repayment if used to cover lost revenue, as defined, attributable to COVID-19 and healthcare-related expenses, as defined, including qualifying direct labor, paid or purchased to prevent, prepare for, and respond to COVID-19. Under International Accounting Standard No. 20, Accounting for Government Grants (“IAS 20”), grants are recognized when an entity has reasonable assurance that 1) it will comply with the relevant conditions and 2) the grant will be received. The Company recognized $0 in other income related to the HHS funding during the nine months ended September 30, 2022, and recognized $1,023 in other income related to HHS funding during the nine months ended September 30, 2021 by applying IAS 20 by analogy.
Note 4. Accounts Receivable and Notes Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable.
Accounts Receivable as of September 30, 2022 and December 31, 2021 consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Oral drug accounts receivable	$3,212	$2,097
Capitated accounts receivable	937	665
FFS accounts receivable	23,450	12,530
Clinical trials accounts receivable	1,944	1,823
Other trade receivables	5,277	2,892
Total	$34,820	$20,007
During the three and nine months ended September 30, 2022, the Company had net reversals of bad debt recoveries of $28 and $110, respectively and bad debt expense of $115, and $292, respectively. Bad debt write-offs were a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts. During the three and nine months ended September 30, 2021, the Company had net reversals of bad debt recoveries of $38 and net bad debt recoveries of $684, respectively. There was $16 of bad debt expense recognized during the three and nine months ended September 30, 2021.
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

Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Patient services
Capitated revenue	$16,355	$14,124	$44,815	$39,352
FFS revenue	28,272	18,843	73,978	53,023
Subtotal	44,627	32,967	118,793	92,375
Dispensary revenue	18,839	17,918	57,736	53,318
Clinical research trials and other revenue	1,511	1,390	4,530	5,006
Total	$64,977	$52,275	$181,059	$150,699
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of September 30, 2022 and December 31, 2021. Refer to Note 4 for accounts receivable as of September 30, 2022 and December 31, 2021.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of September 30, 2022 and December 31, 2021, contract liabilities amounted to $1,278 and $220, respectively. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to materiality.
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
The Company’s inventories as of September 30, 2022 and December 31, 2021 were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Oral drug inventory	$3,203	$1,484
IV drug inventory	6,815	4,954
Total	$10,018	$6,438
Note 7. Marketable Securities and Fair Value Measurements
The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed

Consolidated Statements of Income (Operations). The Company’s investment in marketable securities at September 30, 2022 is as follows:

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$32,400	$1	$(1)	$32,400
Marketable securities:
Short-term U.S. Treasuries (1)	29,164	—	(10)	29,154
Long-term U.S. Treasuries (2)	58,267	12	(64)	58,215
Total available for sale securities	$119,831	$13	$(75)	$119,769
(1)    Short-term U.S. Treasuries have maturity dates within one year of September 30, 2022.
(2)    Long-term U.S. Treasuries have maturity dates after one year through five years of September 30, 2022.
The Company recorded a net unrealized loss of $62 for the three and nine months ended September 30, 2022. At September 30, 2022, 6 securities were in an unrealized loss position. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the global pandemic, rising inflation and conflict between Russia and Ukraine. We do not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. There were no investment securities held as of December 31, 2021.
The following table presents the carrying amounts of the Company’s financial instruments at September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$61,425	$29,025	$32,400	—
Marketable securities	29,154	—	29,154	—
Non-current investments	58,215	—	58,215	—
Accounts receivable	34,820	34,820	—	—
Other receivables	559	559	—	—
Financial liabilities:
Accounts payable	$11,155	$11,155	$—	—
Derivative warrant liabilities	1,748	—	—	1,748
Earnout liabilities	6,197	—	—	6,197
Conversion option derivative liabilities	12,650	—	—	12,650

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$115,174	$115,174	$—	$—
Accounts receivable	20,007	20,007	—	—
Other receivables	1,237	1,237	—	—
Financial liabilities:
Accounts payable	$15,559	$15,559	$—	$—
Derivative warrant liabilities	2,193	—	—	2,193
Earnout liabilities	60,018	—	—	60,018

The carrying amounts of cash, accounts receivable, other receivables, and accounts payable approximate fair value because of the short maturity and high liquidity of these instruments.
The Company measures its investments at fair value on a recurring basis and classifies those instruments within Level 1 and Level 2 of the fair value hierarchy. Investment securities, including U.S. Treasury Bills purchased in the secondary market and U.S. Treasury bonds, are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies. The Company measures its derivative warrant, earnout, convertible note warrant derivative liability, optional redemption derivative liability and conversion option derivative liability on a recurring basis and classifies those instruments within Level 3 of the fair value hierarchy because unobservable inputs are used to measure fair value. See Note 2 for a summary of the Company’s policies relating to fair value measurements, and Note 11 for more detail on the convertible note warrant, optional redemption, and conversion option derivative liabilities.
The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis at September 30, 2022:

(in thousands)	Private Warrant Liability	Earnout Liability	Conversion Option Derivative Liability
Balance at December 31, 2021	$2,193	$60,018	$—
Conversion option derivative liability acquired (See Note 11 for detail)	—	—	28,160
Change in fair value included in other expense	(445)	(53,821)	(15,510)
Balance at September 30, 2022	$1,748	$6,197	$12,650
The derivative warrant and earnout liabilities were valued using a Binomial Lattice and Monte-Carlo Simulation Model, respectively, which are considered to be Level 3 fair value measurements. The convertible note warrant and conversion option derivative liabilities were valued using the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of our Level 3 liabilities is the expected volatility of the common stock. A summary of the inputs used in the valuations is as follows:

	September 30, 2022
	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$4.63	$4.63	$4.63	$4.63	$4.63
Term (in years)	4.12	1.55	1.65	4.86	4.86
Volatility	49.00%	45.00%	45.00%	40.00%	40.00%
Risk-free rate	4.10%	4.22%	4.22%	4.02%	4.02%
Dividend yield	—	—	—	—	—
Cost of equity	—	14.00%	14.00%	—	—

	December 31, 2021
	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout
Unit price	$9.75	$9.75	$9.75
Term (in years)	4.87	1.87	2.87
Volatility	12.80%	35.00%	35.00%
Risk-free rate	1.24%	0.94%	0.94%
Dividend yield	—	—	—
Cost of equity	—	11.14%	11.14%
On August 9, 2022, the Company issued a senior secured convertible note that contains embedded warrant, optional redemption, and conversion option features. Due to the economic disincentive to redeem and the make whole amount that would be required to be paid, it is highly unlikely that the optional redemption would occur, reducing the value during the period to a qualitatively immaterial amount. See Note 11 for additional detail. A summary of the inputs used in the initial measurement of the convertible note warrant and conversion option derivative liabilities is as follows:

	August 9, 2022
	(Initial Measurement)
	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$6.63	$6.63
Term (in years)	5.00	5.00
Volatility	42.5%	42.5%
Risk-free rate	3.0%	3.0%
Dividend yield	0.0%	0.0%
Cost of equity	0.0%	0.0%
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022 and 2021.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
The inputs to estimate the fair value of the Company’s derivative warrant, earnout, convertible note warrant, and conversion option derivative liabilities were the market price of the Company’s common stock, their remaining expected term, the volatility of the Company’s common stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.
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
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	September 30, 2022	December 31, 2021
Computers and software	60 months	$1,455	$961
Office furniture	84 months	590	343
Leasehold improvements	Shorter of lease term or estimated useful life	6,017	3,387
Medical equipment	60 months	1,086	805
Construction in progress		533	518
Finance lease ROU assets	Shorter of lease term or estimated useful life	371	162
Less: accumulated depreciation		(3,046)	(1,984)
Total property and equipment, net		$7,006	$4,192
Depreciation expense for the three months ended September 30, 2022 and 2021 was $393 and $225, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $1,066 and $563, respectively.

Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Compensation, including bonuses, fringe benefits, and payroll taxes	$4,614	$3,325
Contract liabilities	1,278	262
Directors and officers insurance premiums	4,280	5,009
Deferred acquisition and contingent consideration (see Note 16)	2,347	2,359
Accrued interest	648	—
Other liabilities	2,980	2,969
Total accrued expenses and other current liabilities	$16,147	$13,924
Contract liabilities as of September 30, 2022 and December 31, 2021 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a financing arrangement to pay premiums for directors’ and officers’ (“D&O”) insurance coverage to protect against such losses on November 12, 2021. As of September 30, 2022, the remaining D&O principal balance was $4,280, all of which is due to be paid before September 30, 2023 and classified as a current liability.
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
Lease Expense
The components of lease expense were as follows for the three and nine months ended September 30, 2022:

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease costs:	$1,576	$3,992
Finance lease costs:
Amortization of ROU asset	$14	$41
Interest expense	$1	$4
Other lease costs:
Short-term lease costs	$94	$306
Variable lease costs	$263	$690
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to September 30, 2022 are as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$1,511	$24

(in thousands)	Operating Leases	Finance Leases
2023	6,443	84
2024	5,946	77
2025	5,264	42
2026	4,613	39
Thereafter	7,618	29
Total future lease payment	$31,395	$295
Less: amount representing interest	(4,404)	(34)
Present value of future lease payment (lease liability)	$26,991	$261
Reported as:
Lease liabilities, current	$5,163	$74
Lease liabilities, noncurrent	21,828	187
Total lease liabilities	$26,991	$261
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of September 30, 2022:

September 30, 2022
Weighted-average remaining lease term (in years)
Operating	5.37
Finance	3.92
Weighted-average discount rate
Operating	5.15%
Finance	5.95%
Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the three and nine months ended September 30, 2022.

(in thousands)	Nine Months Ended September 30, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$3,814
Financing cash payments for finance leases	49
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$29,468
Finance leases	203
Lease Modifications
During the three months ended September 30, 2022, the Company expanded its lease space and extended its lease term for two corporate offices in California, both with revised end dates of January 1, 2028. These expansions and extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, in the three months ended September 30, 2022, the Company recognized the difference of $880 as an increase to the operating lease liability; $839 net of lease incentives, as an increase to operating lease right-of-use asset, and $42 as an increase to rent expense.
During the nine months ended September 30, 2022, the Company expanded its lease space and extended its lease term for two clinics and two corporate offices in California. These expansions and extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, in the nine months ended September

30, 2022, the Company recognized the difference of $2,186 as an increase to the operating lease liability; $2,052, net of lease incentives, as an increase to operating lease right-of-use asset, and $39 as a net increase to rent expense.
Note 11. Debt
Senior Secured Convertible Note
On August 9, 2022, TOI entered into a Facility Agreement (the “Facility Agreement”) with certain lenders (“Lenders”) and Deerfield Partners L.P. (“Agent”), pursuant to which, TOI borrowed cash loans from the Lenders in the amount of $110,000, in exchange for which, TOI issued to each Lender a secured convertible promissory note (“Senior Secured Convertible Note”), which is payable to such Lenders in an amount equal to the unpaid principal amount of loans held by such Lender.
The Senior Secured Convertible Note will mature on August 9, 2027 (the “Maturity Date”) and shall bear interest at the rate of 4.00% per annum from August 9, 2022, on the outstanding principal amount, any overdue interest and any other amounts and obligations. The interest shall be paid in cash quarterly in arrears commencing on October 1, 2022. In case of any prepayment, repayment or redemption of the Senior Secured Convertible Note, the Company shall pay any accrued and unpaid interest on the principal, along with a make whole amount and an exit fee.
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain a minimum unrestricted cash and cash equivalent balance of $40,000 and a minimum net quarterly revenues of $50,000 during fiscal year 2023; $75,000 during fiscal year 2024; and $100,000 during fiscal year 2025. Additionally, the Registration Rights Agreement requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of September 30, 2022.
Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of predefined formulae, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of September 30, 2022. No Conversion Shares were issued as of September 30, 2022 and December 31, 2021.
The Company evaluated the Conversion Options of the Senior Secured Convertible Note under ASC 815 and concluded that they require bifurcation from the host contract as a separate unit of account. The Conversion Options do not meet the criteria to be classified in shareholders’ equity and hence, are accounted for as a derivative liability remeasured at fair value at each balance sheet date with changes in fair value reported in earnings.
The Conversion Options contain certain limits on exercise if, after giving effect to the exercise, the Lender would beneficially own a number of shares of common stock of the Company in excess of those permissible under the terms of the Senior Secured Convertible Note. The number of shares to be issued against these notes and conversion price are each subject to adjustments provided under the terms of Senior Secured Convertible Note.
The holder shall receive dividends on the Senior Secured Convertible Note and distributions of any kind made to the holders of common stock, other than dividends of, or distributions in, shares, to the same extent as if the holder had converted the Senior Secured Convertible Note into such shares and had held such shares on the record date for such dividends and distributions any limitations on conversion options.
Optional Redemption
The Facility Agreement also provides the Company the right to redeem the outstanding principal amount of each note (“Optional Redemption”) for the Optional Redemption Price. The Company shall not affect any Optional Redemption under this Senior Secured Convertible Note unless along with this, the Company effects an optional redemption under all other notes in accordance with the terms thereof, on a pro rata basis, based upon the respective applicable original principal amount of each of the notes outstanding as of the date the notice for Optional Redemption is delivered to the holders.
The Company evaluated the Optional Redemption feature of the Senior Secured Convertible Note under ASC 815 and concluded that it requires bifurcation from the host contract as a separate unit of account. The Optional Redemption feature does not meet the criteria to be classified in shareholders’ equity and hence, is accounted for as a derivative liability remeasured at fair value at each balance sheet date with changes in fair value reported in earnings. The fair value of the Optional Redemption feature is de minimis.
If the principal redemption amount specified in an Optional Redemption notice is less than the entire principal amount then outstanding, the principal amount specified in each conversion notice shall be applied (i) first, to reduce, on a dollar-for-dollar basis, the principal amount of the note in excess of the principal redemption amount until such excess principal amount is reduced to zero and (ii) to reduce, on a dollar-for-dollar basis, the principal redemption amount until all of such principal redemption amount shall have been converted.
Convertible Note Warrants
The Facility Agreement also provides for the issuance of warrants (the “Convertible Note Warrants”) on each date any principal amount of any Senior Secured Convertible Note is paid, repaid, redeemed, or prepaid at any time prior to the Maturity Date. Convertible Note Warrants are exercisable from their original issue date to August 9, 2027, for purchase of an aggregate amount of Conversion Shares into which such principal amount of Senior Secured Convertible Note was convertible into, immediately prior to such payment, at an exercise price of $8.567. The holder of Convertible Note Warrants may pay the exercise price in cash or exercise the warrant on cashless basis or through a reduction of an amount of principal outstanding under any Senior Secured Convertible Note held by such holder. In the event that the Convertible Note Warrant has not been exercised in full as of the last business day during its term, the holder shall be deemed to have exercised the purchase rights represented by the Convertible Note Warrant in full as a cashless exercise, in which event the Company shall issue number of shares to the holder computed on the basis of a predefined formula.
The Company evaluated the Convertible Note Warrants of the Senior Secured Convertible Note under ASC 815 and concluded that they require bifurcation from the host contract as a separate unit of account. The Convertible Note Warrants do not meet the criteria to be classified in shareholders’ equity and hence, are accounted for as a derivative liability remeasured at fair value at each balance sheet date with changes in fair value reported in earnings.
The Convertible Note Warrant holder shall be entitled to receive any dividend or distribution made by the Company to the holders of common stock to the same extent as if the holder had exercised the Convertible Note Warrants in full in a cash exercise.
The number of shares to be issued against these warrants and exercise price are each subject to adjustments provided under the terms of Convertible Note Warrants. The Convertible Note Warrants contain certain limits on exercise if, after giving effect to the exercise, the Lender would beneficially own a number of shares of common stock of the Company in excess of those permissible under the terms of the Convertible Note Warrants. Further, the Convertible Note Warrants can be fully or partially settled in cash in certain cases in accordance with the terms of issuance such as when shares issuable upon exercise of the warrants exceed a predefined number, upon occurrence of predefined event of default and upon occurrence of predefined events that will bring a fundamental change in the Company such as merger, consolidation, business combination, recapitalization, reorganization, reclassification or other similar event.
As of September 30, 2022, there are no Convertible Note Warrants outstanding.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 4.86 years remain).
The total issuance costs of $4,924 was allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional

Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 4.86 years remain).
Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of September 30, 2022 and December 31, 2021 consists of the following:

	September 30, 2022	December 31, 2021
Senior Secured Convertible Note, due August 9, 2027	$110,000	$—
Less: Unamortized debt issuance costs	3,588	—
Less: Unamortized debt discount	27,343	—
Long-term debt, net of unamortized debt discount and issuance costs	$79,069	$—
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the three and nine months ended September 30, 2022 and 2021 the effective yield was 13.38%, and 0%, respectively. The amount of debt issuance costs included in interest expense for the three and nine months ended September 30, 2022 was $892. The Company accrued interest of $648 on the Credit Agreement term loan for the three and nine months ended September 30, 2022. There was no debt issuance cost, accrued interest, or interest expense related to this facility for the three and nine months ended September 30, 2021.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
PPP Loan
The Company recorded a PPP loan as a result of the acquisition of the practice of Leo E. Orr, MD on November 12, 2021 with Pacific Western Bank in the amount of $183, with interest bearing at 1%. The maturity date of the loan is October 24, 2026. The application for the PPP funds required an entity to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the entity. This certification further required the entity to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the entity having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. During the nine months ended September 30, 2022, the Company received notice of forgiveness of its PPP loan and accordingly has recognized the loan principal balance and accrued interest as a gain on debt extinguishment in the Condensed Consolidated Statement of Income (Operations).
Note 12. Income Taxes
The Company recorded income tax benefit of $24 for the three months ended September 30, 2022, and income tax expense of $124 for the nine months ended September 30, 2022, as compared to income tax expense of $799 for the three months ended September 30, 2021, and income tax expense of $1,797 for the nine months ended September 30, 2021. The decrease of $823 and $1,673, respectively, in income tax expense is primarily related to the corresponding increase in the valuation allowance for TOI. The Company's effective tax rate decreased to 1.10% for the nine months ended September 30, 2022, from 175.15% for the nine months ended September 30, 2021, primarily due to the increase of the valuation allowance.
The Company's effective tax rate for the nine months ended September 30, 2022, was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the increased valuation allowance, partially offset by the tax effect of the change in fair market value of the warrant, earn out, and derivative liabilities, non-deductible transaction costs, as well as the Section 162(m) limitation on compensation for covered employees and Section 163(l) limitation on interest expense related to the convertible note, which are not taxable for federal income tax purposes.
Note 13. Stockholders' Equity
The Condensed Consolidated Statements of Preferred Shares and Changes in Stockholders’ Equity (Deficit) has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization described in Note 1. The balances as of September 30, 2021 from the condensed consolidated financial statements of Legacy TOI as of that date, share activity (Legacy TOI preferred stock, Legacy TOI common stock, and additional paid-in capital) and per share amounts were retroactively adjusted, where applicable, using the Common Stock Exchange Ratio.
Common Stock
Upon the Closing Date of the Business Combination on November 12, 2021, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 500,000,000 shares of common stock with a par value of $0.0001. As of September 30, 2022 and December 31, 2021, there were 72,341,687 and 73,249,042 shares, respectively, of common stock outstanding.
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
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of September 30, 2022.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date and as of December 31, 2021, there were 163,510 shares of preferred stock outstanding. As of September 30, 2022, there were 165,045 shares of preferred stock outstanding.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of September 30, 2022.
Assumed Public Warrants and Private Placement Warrants
Following the consummation of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of September 30, 2022, there are 5,749,986 public warrants outstanding and 3,177,542 private placement warrants outstanding.
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
Share Repurchase Program
On May 10, 2022, the Company's Board consented to the adoption and approval of the Share Repurchase Program, authorizing up to $20,000 to be spent on the repurchase of the Company's common stock, expiring on December 31, 2022. The Company repurchased and immediately retired 1,500,000 shares of its common stock for $9,000 from a related party (see Note 21) during the nine months ended September 30, 2022. At September 30, 2022, $11,000 of the Share Repurchase Program authorization remained available for repurchases.
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
As of September 30, 2022, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 10,715,648.
The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the units granted during the nine months ended September 30, 2022 and 2021 Stock Options are provided in the following table:

	September 30, 2022	September 30, 2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	35.0% to 45.0%	38.60% to 40.20%
Risk-free interest rate	2.33% to 2.99%	0.76% to 1.12%
Expected term (years)	6.07 to 6.65	7.00
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the nine months ended September 30, 2022 and 2021 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2022	6,921,180	$0.89
Granted	1,563,633	7.14
Exercised	(460,385)	0.91
Forfeited	(833,687)	2.17
Expired	(1,876)	1.13
Balance at September 30, 2022	7,188,865	$2.10	7.51	$21,744
Vested Options Exercisable at September 30, 2022	2,762,097	$0.87	6.74	$10,391

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2021	8,683,952	$0.85
Granted	1,182,218	1.08
Exercised	—	—
Forfeited	(710,032)	0.86
Expired	—	—
Balance at September 30, 2021	9,156,138	$0.88	8.31	$—
Vested Options Exercisable at September 30, 2021	1,506,554	$0.85	6.86	$—
Total share-based compensation expense during the three months ended September 30, 2022 and 2021 was $2,756 and $60, related to the Stock Options, respectively. Total share-based compensation expense during the nine months ended September 30, 2022 and 2021 was $8,837 and $153, related to the Stock Options, respectively.
At September 30, 2022, there was $23,747 of total unrecognized compensation cost related to unvested service Stock Options that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.48 years. The total fair value of common shares vested during the nine months ended September 30, 2022 and 2021 was $6,976 and $322, respectively.
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
Conversion of the RSAs
Each of the Legacy TOI RSAs, from the Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an RSU equal to the product (rounded down to the nearest whole number) of (i) the number of shares of RSAs immediately prior to the Business Combination, (ii) conversion rate of 1:10 of the Series A Preferred Shares of Legacy TOI, and (iii) the Common Stock Exchange Ratio. Following the Business Combination, each RSU is no longer subject to the sale of the Company event in order to vest, but was modified to include service requirements only. The service vesting requirement states that: (i) 16.67% of the RSUs shall vest on the sixth month anniversary of the Closing Date, and (ii) the remaining 83.33% shall vest on an equal quarterly-basis, so long as the grantee has remained continuously employed by the Company from the date of the award through the third anniversary of the grant date. The Company treated the RSUs that were previously subject to performance conditions as a new award granted at the Closing Date. All RSAs activity was retroactively restated to reflect the RSUs.
As of the Closing Date, the 2,210 RSAs outstanding under the Plan were converted into 1,291,492 RSUs upon the completion of the Business Combination after effect of the Common Stock Exchange Ratio. This effect of the Common Stock Exchange Ratio has been retroactively adjusted throughout our condensed consolidated financial statements.
The weighted-average grant date fair values of the RSUs granted during three and nine months ended September 30, 2022 and as of Closing Date were determined to be $6.82, $7.28 and $10.98, respectively, based on the fair value of the Company’s common share at the grant date.

A summary of the activity for the RSUs and RSAs for the nine months ended September 30, 2022 and 2021, respectively, are shown in the following tables:

Number of Shares
Balance at January 1, 2022	1,291,492
Granted	1,544,284
Vested	(350,043)
Forfeited	(315,686)
Balance at September 30, 2022	2,170,047

Number of Shares
Balance at January 1, 2021	1,390,839
Granted	—
Vested	—
Forfeited	(23,376)
Balance at September 30, 2021	1,367,463
The total share-based compensation expense during the three and nine months ended September 30, 2022 was $2,356 and $5,848 related to the RSUs, respectively. The sale of the Company was not considered probable until consummation of the transaction, and therefore, during the three and nine months ended September 30, 2021 and prior to the Business Combination, no compensation costs were recognized related to the RSAs.
As of September 30, 2022 there was $16,573 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.57 years as of September 30, 2022. As of September 30, 2022, 350,043 of the RSUs have vested and 64,331 were net settled to cover the required withholding tax upon vesting.
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
The Company accounted for the bonus awards in accordance with ASC Topic No. 710, Compensation — General (“ASC 710”). The sale of the Company was not considered probable until consummation of the transaction, and therefore, for the nine months ended September 30, 2021, no liability associated with the bonus awards was recognized by the Company.
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
The grant date fair value of the First Earnout Tranche and Second Earnout Tranche as of Closing Date was determined to be $8.35 and $6.76, respectively. The assumptions used in the Monte-Carlo Simulation model for the Earnout Shares granted on the Closing Date are provided in the following table:

November 12, 2021
Valuation assumptions
Expected dividend yield	—%
Expected volatility	35.00%
Risk-free interest rate	0.85%
A summary of the activity for the Employees Earnout Shares for the nine months ended September 30, 2022 is shown in the following table:

Number of Shares
Balance at January 1, 2022	$1,602,435
Granted	—
Forfeited	(165,297)
Balance at September 30, 2022	$1,437,138
The total share-based compensation expense during the three and nine months ended September 30, 2022 was $1,434 and $6,928, related to the Employees Earnout Shares, respectively.
As of September 30, 2022, there was $1,536 of unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest. That cost is expected to be recognized over a weighted average period of 0.30 years as of September 30, 2022. As of September 30, 2022, none of the Employee Earnout Shares have vested.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of September 30, 2022 and December 31, 2021.
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

Guarantees
The Company, along with certain of the Company's subsidiaries from time to time party to the Facility Agreement (“Guarantors”), has pledged a first priority perfected lien on substantially all of their respective personal and real property, as collateral security for the payment of outstanding obligations, under the Facility Agreement.
Note 16. Business Combinations
During the year ended December 31, 2021, the Company merged with DFPH with the intent to raise capital and gain access to the public markets. Additionally, the Company closed on five business combinations and one asset acquisition, consistent with the intent to strategically grow its existing markets and expand into new markets. During the nine months ended September 30, 2022, the Company closed on three business combinations and one asset acquisition.
DFPH-Legacy TOI Merger
On June 28, 2021, DFPH, Orion Merger Sub I, Inc. ("First Merger Sub"), and Orion Merger Sub II, LLC ("Second Merger Sub") entered into an agreement and plan of merger ("Merger Agreement") with Legacy TOI to affect the Business Combination. In connection with the Business Combination, DFPH entered into subscription agreements with certain investors (the “PIPE Investors”), whereby it issued 17.5 million shares of common stock at $10.00 per share and 100,000 shares of preferred stock (collectively, the “PIPE Shares”) for an aggregate investment of $275,000 (“PIPE Investment”), which closed simultaneously with the consummation of the Business Combination.
On the Closing Date, (i) First Merger Sub merged with and into Legacy TOI, with Legacy TOI being the surviving corporation and (ii) immediately following, Legacy TOI merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity and a wholly owned subsidiary of DFPH.
The total merger consideration on the Closing Date was $762,052, consisting of $595,468 in share consideration (consisting of 51.3 million shares of DFPH common stock issued to Legacy TOI at $10.00 per share as well as shares of DFPH common stock issuable in respect of restricted stock units and the exercise of Legacy TOI stock options), and $166,584 in cash. Gross proceeds from the transaction were $333,946. Of that, $167,510 was cash consideration to Legacy TOI equity holders. Legacy TOI also issued 12.5 million shares of common stock pursuant to the terms of an earnout (“Earnout Shares”). The earnout shares are allocable to both Legacy TOI stockholders and Legacy TOI option holders. In connection with the Business Combination, the Company incurred $39,914 of equity issuance costs, consisting of advisory, legal, deferred underwriting, share registration, and other professional fees, of which $6,769 was ascribed to the earnout liability and expensed with the remainder being netted against additional paid-in capital.
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
During the period ended September 30, 2022, the Company recorded out of period adjustments to correct immaterial misstatements related to accounting for business combinations. The Company changed the terms of its business combination agreements executed on or after November 12, 2021 to require future service to earn the deferred consideration that was payable as part of the acquisitions. The Company should have recorded post-combination expense for these deferred payments instead of recording them as contingent consideration in its business combinations. The immaterial out of period adjustments resulted in a decrease to goodwill, total assets, other current liabilities, other non-current liabilities and total liabilities of $5,650, $5,650,$1,898, $2,450, and $4,348, respectively, and an increase to selling, general, and administrative expense during the quarter of $1,302.
Raiker Practice Acquisition
On February 12, 2021 ("Raiker Acquisition Date"), the Company entered into an asset purchase agreement and master services agreement ("Raiker MSA") with Anil N Raiker, M.D., P.L.C., d/b/a Pinellas Cancer Center (the "Raiker Practice" or "PCC") and Anil Raiker, M.D., an individual. Pursuant to the asset purchase agreement, the Company purchased from PCC certain non-clinical assets, properties, and rights. Pursuant to the Raiker MSA, TOI Management established an ongoing management services agreement which grants TOI Management the right to control the non-clinical and management operations of the Raiker Practice. Anil Raiker, M.D. continued to own all of the issued and outstanding equity interests of the Raiker Practice.
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
Subsequent to the Acquisition, the Company filed an amendment to the articles of incorporation of PCC to legally change the name to The Oncology Institute FL, LLC. The change was solely nominal, and the legal form, tax attributes, and books and records of PCC all remained.
Grant Practice Acquisition
On November 12, 2021 ("Grant Acquisition Date"), the Company acquired certain non-clinical assets of Ellsworth Grant, M.D., A Medical Corporation (the “Grant Practice”) from Ellsworth Grant, M.D. (“Dr. Grant”). Further, TOI CA acquired certain clinical assets of the Grant Practice from Dr. Grant. Intangible assets of $450 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years The Company transferred cash consideration of $849 and contingent consideration of $200 to Dr. Grant for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the Grant Acquisition Date (November 12, 2022 and 2023, respectively), pending Dr. Grant's continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Grant.
The Grant Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Orr Practice Acquisition
On November 12, 2021 ("Orr Acquisition Date"), the Company acquired certain non-clinical assets of Leo E. Orr, M.D., Inc. (the “Orr Practice”) from Leo E. Orr, M.D. (“Dr. Orr”). Further, TOI CA acquired certain clinical assets of the Orr Practice from Dr. Orr. Intangible assets of $150 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years. The Company transferred cash consideration of $816 and contingent consideration of $200 to Dr. Orr for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the Orr Acquisition Date (November 12, 2022 and 2023, respectively), pending Dr. Orr's continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Orr.
The Orr Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Dave Practice Acquisition
On November 19, 2021 ("Dave Acquisition Date"), the Company acquired certain non-clinical assets of Sulaba Dave M.D., d.b.a. Radiation Oncology Associates (the “Dave Practice”) from Sulaba Dave M.D. (the “Dr. Dave”). Further, TOI CA acquired certain clinical assets of the Dave Practice from Dr. Dave. Intangible assets of $77 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 2 years. The Company transferred cash consideration of $2,000 and contingent consideration of $750 to Dr. Dave for the purchase. The contingent cash consideration is to be paid in three equal installments on the six, twelfth, and eighteen month anniversaries of the Dave Acquisition Date (May 19, 2022, November 19, 2022, and May 19, 2023, respectively), pending Dr. Dave's continued employment and certain patient metrics being met at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Dave. On May 19, 2022, the Company transferred the first installment of contingent consideration of $250.
The Dave Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Yang Practice Acquisition
On December 9, 2021 ("Yang Acquisition Date"), the Company, acquired certain non-clinical assets of Global Oncology, Inc. (the “Yang Practice”) from Dr. Honghao Yang M.D. (“Dr. Yang”). Further, TOI CA acquired certain clinical assets of the Practice from Dr. Yang. Intangible assets of $68 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years. The Company transferred cash consideration of $4,615 and contingent consideration of $2,500 to Dr. Yang for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the Yang Acquisition Date (December 9, 2022 and 2023, respectively), pending Dr. Yang's continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Yang.
The Yang Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Perkins Practice Acquisition
On April 30, 2022 ("Perkins Acquisition Date"), the Company acquired certain non-clinical assets of California Oncology of the Central Valley Medical Group, Inc., (the “Perkins Practice”) from Christopher Perkins, M.D. (“Dr. Perkins”). Further, TOI CA acquired certain clinical assets of the Perkins Practice from Dr. Perkins. In conjunction with the acquisition, the Company also entered into a Professional Service Agreement with Oncology Associates of Fresno Medical Group, Inc. Intangible assets of $2,550 were recognized pursuant to the acquisition in the form of trade names of $2,480 and clinical contracts of $70, with weighted average amortization periods of 10 years and 5 years respectively. The Company transferred cash consideration of $8,920 and contingent consideration of $2,000 to Dr. Perkins for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (April 29, 2023 and 2024, respectively), pending Dr. Perkins' continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Perkins.
The Perkins Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Parikh Practice Acquisition
On July 22, 2022 ("Parikh Acquisition Date"), the Company acquired certain non-clinical assets of Nutan K. Parikh, M.D., LTD., (the “Parikh Practice”) from Nutan K. Parikh, M.D. (“Dr. Parikh”). Further, TOI CA acquired certain clinical assets of the Parikh Practice from Dr. Parikh. Intangible assets of $20 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 3 years. The Company transferred cash consideration of $1,908 and contingent consideration of $400 to Dr. Parikh for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (July 22, 2023 and 2024, respectively), pending Dr. Parikh's continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Parikh.
The Parikh Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Barreras Practice Acquisition
On August 30, 2022 ("Barreras Acquisition Date"), the Company acquired certain non-clinical assets of Broward Oncology Associates, P.A., (the “Barreras Practice”) from Luis Barreras, M.D. (“Dr. Barreras”). Further, TOI FL acquired certain clinical assets of the Barreras Practice from Dr. Barreras. Intangible assets of $3 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years. The Company transferred cash consideration of $929 and contingent consideration of $250 to Dr. Barreras for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (August 30, 2023 and 2024, respectively), pending Dr. Barreras's continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Barreras.
The Barreras Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.

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
Acquisition costs amounted to $166 and $71 for the three months ended September 30, 2022 and 2021 respectively, and $699 and $268 for the nine months ended September 30, 2022 and 2021 respectively, and were recorded as “General and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Operations).
The following table summarizes the provisional fair values assigned to identifiable assets acquired and liabilities assumed.

	Acquisition
(in thousands)	Raiker	Grant	Orr	Dave	Yang	Perkins	Parikh	Barreras	Total
Consideration:
Cash	$892	$849	$816	$2,000	$4,615	$8,920	$1,908	$929	$20,929
Deferred	818	—	—	—	—	—	—	—	818
Fair value of total consideration transferred	$1,710	$849	$816	$2,000	$4,615	$8,920	$1,908	$929	$21,747
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash	$65	$—	$—	$—	$—	$—	$—	$—	$65
Accounts receivable	398	—	183	—	—	—	—	—	581
Inventory	62	49	16	—	115	408	307	279	1,236
Property and equipment, net	—	—	13	35	19	123	15	23	228
Clinical contracts	—	450	150	77	68	2,550	20	3	3,318
Goodwill	1,454	350	637	1,895	4,413	5,851	1,566	624	16,790
Total assets acquired	1,979	849	999	2,007	4,615	8,932	1,908	929	22,218
Accounts payable	120	—	—	—	—	—	—	—	120
Accrued liabilities	—	—	—	7	—	12	—	—	19
Current portion of long term debt	149	—	183	—	—	—	—	—	332
Total liabilities assumed	269	—	183	7	—	12	—	—	471
Net assets acquired	$1,710	$849	$816	$2,000	$4,615	$8,920	$1,908	$929	$21,747
The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. The fair values assigned to the assets acquired are based on estimates and assumptions from data that is readily available.
Summary of Unaudited Supplemental Pro Forma Information
The revenues, earnings, and pro forma effects of the Raiker Practice Acquisition, which occurred during the nine months ended September 30, 2021, are not, and would not have been, material to the results of operations, individually and in aggregate. The Company recognized $4,501 cumulative revenue and $189 cumulative net income in its Condensed Consolidated Statement of Income (Operations) for the three months ended September 30, 2022, and $6,871 cumulative revenue and $41 cumulative net loss in its Condensed Consolidated Statement of Income (Operations) for the nine months ended September 30, 2022, from the clinical practices acquired during the nine months ended September 30, 2022.
The pro forma results presented below include the effects of the Acquisitions which occurred during the nine months ended September 30, 2022, as if they had occurred on January 1, 2021. The pro forma results for the three and nine months ended September 30, 2022 and 2021 include the additional amortization resulting from the adjustments to the value of intangible assets resulting from purchase accounting. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The pro forma information does not purport to be indicative of what the Company's results of operations would have been if the acquisitions had in fact occurred at the beginning of the period presented and is not intended to be a projection of the Company's future results of operations. Transaction expenses are included within the pro forma results.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$66,193	$59,850	$194,167	$173,424
Net income (loss)	$(2,517)	$(1,777)	$13,077	$2,905
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
Sapra Asset Acquisition
On July 1, 2022 ("Sapra Acquisition Date"), the Company acquired certain clinical assets of Ranjan K. Sapra, M.D. (the “Sapra Practice”) from Ranjan K. Sapra, M.D. (“Dr. Sapra”). The Company transferred cash consideration of $1 to Dr. Sapra for the purchase, which was assigned to property and equipment.
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

(in thousands)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and restricted cash	$860	$1,618
Accounts receivable	34,820	20,007
Other receivables	219	935
Inventories, net	10,018	6,438
Prepaid expenses	897	781
Total current assets	46,814	29,779
Property and equipment, net	184	—
Other assets	426	276
Intangible assets, net	3,438	1,181
Goodwill	15,486	11,096
Total assets	$66,348	$42,332

(in thousands)	September 30, 2022	December 31, 2021
Liabilities
Current liabilities:
Accounts payable	$9,383	$14,204
Income taxes payable	132	132
Accrued expenses and other current liabilities	6,405	5,539
Current portion of long-term debt	—	183
Amounts due to affiliates	122,417	56,312
Total current liabilities	138,337	76,370
Other non-current liabilities	833	3,203
Deferred income taxes liability	58	6
Total liabilities	$139,228	$79,579
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL and TOI TX, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA or TOI FL, however.
As such, for the three months ended September 30, 2022, net loss of $(2,674) and $0 were attributable to TOI and to the noncontrolling interest, respectively. For the three months ended September 30, 2021, net loss of $(2,980) and $0 were attributable to TOI and to the noncontrolling interest, respectively.
For the nine months ended September 30, 2022, net income of $11,159 and $0 were attributable to TOI and to the noncontrolling interest, respectively. For the nine months ended September 30, 2021, net loss of $(771) and $0 were attributable to TOI and to the noncontrolling interest, respectively.
Note 18. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets.
Intangible Assets
As of September 30, 2022, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(7,566)	$11,834
Trade names	10 years	6,650	(1,778)	4,872
Clinical contracts	9 years	3,001	(1,042)	1,959
Total intangible assets		$29,051	$(10,386)	$18,665

As of December 31, 2021, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(6,152)	$13,248
Trade names	10 years	4,170	(1,350)	2,820
Clinical contracts	9 years	2,909	(732)	2,177
Total intangible assets		$26,479	$(8,234)	$18,245
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of September 30, 2022 is as follows:

(in thousands)	Amount
Year ending December 31:
2022	$732
2023	2,908
2024	2,908
2025	2,905
2026	2,879
Thereafter	6,333
Total	$18,665
The aggregate amortization expense during the three months ended September 30, 2022 and 2021 were $741 and $625, respectively. The aggregate amortization expense during the nine months ended September 30, 2022 and 2021 were $2,153 and $1,858, respectively.
Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of September 30, 2022 and December 31, 2021 is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Patient services	$25,833	$21,443
Dispensary	4,551	4,551
Clinical trials & other	632	632
Total goodwill	$31,016	$26,626
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 and for the year ended December 31, 2021 are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Balance as of January 1:
Gross goodwill	$26,626	$14,227
Goodwill acquired during the period	10,040	12,399
Goodwill corrected during the period (see Note 16)	(5,650)	—
Accumulated impairment losses	—	—
Goodwill, net as of September 30 and December 31	$31,016	$26,626

Note 19. Net Income (Loss) Per Share
The following table sets forth the computation of the Company's basic net income (loss) per share to common stockholders for the three and nine months ended September 30, 2022 and 2021.

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to TOI	$(2,674)	$(2,980)	$11,159	$(771)
Less: Deemed dividend	—	—	64	—
Net income (loss) attributable to TOI available for distribution	(2,674)	(2,980)	11,095	(771)
Net income (loss) attributable to participating securities, basic	(499)	—	2,290	—
Net income (loss) attributable to common stockholders, basic	$(2,175)	$(2,980)	$8,805	$(771)
Weighted average common shares outstanding, basic	72,184,366	66,021,828	72,807,277	64,977,298
Net income (loss) per share attributable to common stockholders, basic	$(0.03)	$(0.05)	$0.12	$(0.01)
The following table sets forth the computation of the Company's diluted net loss per share to common stockholders for the three and nine months ended September 30, 2022 and 2021.

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to TOI	$(2,674)	$(2,980)	$11,159	$(771)
Less: Deemed dividend	—	—	64	—
Less: Change in fair value of convertible option derivative liabilities(1)	13,970	—	13,970	—
Net income (loss) attributable to TOI available for distribution	(16,644)	(2,980)	(2,875)	(771)
Less: Net income attributable to participating securities, diluted	(2,867)	—	(515)	—
Net income (loss) attributable to common stockholders, diluted	$(13,777)	$(2,980)	$(2,360)	$(771)
Weighted average common shares outstanding, basic	72,184,366	66,021,828	72,807,277	64,977,298
Dilutive effect of convertible note	7,396,938	—	2,492,741	—
Weighted average shares outstanding, diluted	79,581,304	66,021,828	75,300,018	64,977,298
Net income (loss) per share attributable to common stockholders, diluted	$(0.17)	$(0.05)	$(0.03)	$(0.01)
(1) Inclusive of interest expense and amortization of debt issuance cost and debt discount related to the Senior Secured Convertible Note.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	7,188,865	9,156,138	7,188,865	9,156,138
RSUs	2,170,047	1,367,463	2,170,047	1,367,463
Earnout Shares	1,437,138	—	1,437,138	—
Public Warrants	5,749,986	—	5,749,986	—
Private Warrants	3,177,542	—	3,177,542	—

Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Patient services	$44,627	$32,967	$118,793	$92,375
Dispensary	18,839	17,918	57,736	53,318
Clinical trials & other	1,511	1,390	4,530	5,006
Consolidated revenue	64,977	52,275	181,059	150,699

Direct costs
Patient services	36,126	25,391	96,379	72,051
Dispensary	15,738	15,279	47,816	45,639
Clinical trials & other	113	182	400	494
Total segment direct costs	51,977	40,852	144,595	118,184

Depreciation expense
Patient services	316	181	848	447
Dispensary	—	1	—	1
Clinical trials & other	1	83	4	86
Total segment depreciation expense	317	265	852	534

Amortization of intangible assets
Patient services	688	573	1,995	1,701
Dispensary	—	—	—	—
Clinical trials & other	53	53	158	158
Total segment amortization	741	626	2,153	1,859

Operating income
Patient services	7,497	6,822	19,571	18,176
Dispensary	3,101	2,638	9,920	7,678
Clinical trials & other	1,344	1,072	3,968	4,268
Total segment operating income	11,942	10,532	33,459	30,122

Selling, general and administrative expense	31,963	12,730	90,117	35,120
Non-segment depreciation and amortization	76	(41)	214	28
Total consolidated operating loss	$(20,097)	$(2,157)	$(56,872)	$(5,026)

(in thousands)	September 30, 2022	December 31, 2021
Assets
Patient services	$60,364	$44,223
Dispensary	7,450	4,277
Clinical trials & other	11,135	14,504
Non-segment assets	204,853	140,435
Total assets	$283,802	$203,439
Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees, and share repurchases. Related party payments for the three and nine months ended September 30, 2022 and 2021 were as follows:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
	Type	2022	2021	2022	2021
American Institute of Research	Consulting	$1	$42	$83	$105
Karen M Johnson	Board Fees	25	—	44	—
Richard Barasch	Board Fees	—	—	5	—
Anne M. McGeorge	Board Fees	25	—	44	—
Mohit Kaushal	Board Fees	25	—	44	—
Ravi Sarin	Board Fees	25	—	44	—
Maeve O'Meara Duke	Board Fees	25	—	44	—
Havencrest Capital Management, LLC	Management Fees	—	—	—	75
M33 Growth LLC	Management Fees	—	—	—	230
Richy Agajanian MD	Share Repurchase	—	11	8,764	20
Veeral Desai	Board Fees	—	13	—	38
Total		$126	$66	$9,072	$468

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
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices that serve patients at 74 clinic locations across 14 markets and five states throughout the United States, which are staffed with 111 oncologists and advanced practice providers. 60 of these clinics are staffed with 100 providers employed by our affiliated physician-owned professional corporations, which management refers to as the "TOI PCs", which have provided care for more than 51,000 patients in 2021 and managed a population of approximately 1.7 million patients under value-based agreements as of September 30, 2022. The Company also provides management services on behalf of 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
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
The total merger consideration on the Closing Date was $762,052, consisting of 51.3 million shares of common stock, valued at $10.00 per share (aggregate $595,468, inclusive of shares of DFPH common stock issuable per restricted stock units and the exercise of Legacy TOI stock options), and $166,584 in cash. Legacy TOI also issued 12.5 million shares of common stock pursuant to the terms of an earnout (“Earnout Shares”). The earnout shares are allocable to both Legacy TOI stockholders and Legacy TOI option holders. On the Closing Date, shares of DFPH common stock that were not otherwise redeemed as part of the DFPH public stockholder vote and the PIPE Shares automatically converted into shares of TOI stock on a one-for-one basis.
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
Public Company Costs
Subsequent to the Business Combination, the Company has continued as an SEC-registered and Nasdaq-listed company. The Company has hired, and expects to continue hiring, additional staff, and expects to continue implementing new processes and procedures to address public company requirements. The Company also incurred, and expects to continue incurring, substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external costs for investor relations, accounting, audit, legal and other functions.
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
As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In addition, the CARES Act provides for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During 2021 and 2020, the Company obtained loans of $4,993 pursuant to the CARES Act; $2,727 under the Accelerated and Advance Payment Program; and $2,001 from Provider Relief Funding under the CARES Act. Additionally, the Company obtained loans of $332 under the CARES Act as a result of acquisitions of physician practices. As of September 30, 2022, all loans obtained by the Company have been forgiven.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Clinics (1)	74	62	74	62
Markets	14	10	14	10
Lives under value-based contracts (millions)	1.7	1.6	1.7	1.6
Adjusted EBITDA (in thousands) (2)	$(6,680)	$110	$(18,731)	$522
(1)     Includes independent oncology practices to which we provide limited management services, but do not bear the operating costs.
(2) Adjusted EBITDA is a "non-GAAP" financial measure with the meaning of Item 10 of Regulation S-K promulgated by the SEC. The Company defines adjusted EBITDA as net income (loss) excluding:
•Depreciation and amortization,
•Interest expense, net,
•Income tax expense,
•Board and management fees,
•Non-cash addbacks,
•Changes in fair value of liabilities,
•Unrealized gains (losses) on investments
•Stock-based compensation,
•Practice acquisition-related costs,
•Practice acquisition deferred purchase price,
•Consulting and legal fees,
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
The following tables provide a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Net income (loss)	$(2,674)	$(2,980)	$306	(10.3)%
Depreciation and amortization	1,134	850	284	33.4%
Interest expense, net	1,497	78	1,419	1,819.2%
Income tax expense	(24)	799	(823)	(103.0)%
Board and management fees	64	106	(42)	(39.6)%
Non-cash addbacks(1)	299	99	200	202.0%
Share-based compensation	6,546	59	6,487	10,994.9%
Change in fair value of liabilities	(18,932)	—	(18,932)	N/A
Unrealized (gains) losses on investments	33	—	33	N/A
Practice acquisition-related costs(2)	166	71	95	133.8%
Practice acquisition deferred purchase price(3)	2,088	—	2,088	N/A
Consulting and legal fees(4)	883	221	662	299.5%
Other, net(5)	1,239	807	432	53.5%
Transaction costs(6)	1,001	—	1,001	N/A
Adjusted EBITDA	$(6,680)	$110	$(6,790)	(6,172.7)%
(1)    During the three months ended September 30, 2022, non-cash addbacks were primarily comprised of net bad debt write-offs of $143 and non-cash rent of $148. During the three months ended September 30, 2021, non-cash addbacks were primarily comprised of net bad debt write-offs of $54 and non-cash rent of $45.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees during the three months ended September 30, 2022 and 2021, and related to certain advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(5)    Other, net is comprised of severance expenses resulting from cost rationalization programs of $117 and $124, as well as temporary labor of $291 and $331, recruiting expenses to build out corporate infrastructure of $798 and $352 and other miscellaneous charges of $33 and $0 during the three months ended September 30, 2022 and 2021, respectively.
(6)    Transaction costs incurred related to the issuance of the Senior Secured Convertible Note such as legal, audit, administrative, and registration fees.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Net income (loss)	$11,159	$(771)	$11,930	(1,547.3)%
Depreciation and amortization	3,219	2,421	798	33.0%
Interest expense, net	1,632	260	1,372	527.7%
Income tax expense	124	1,797	(1,673)	(93.1)%
Board and management fees	171	314	(143)	(45.5)%
Non-cash addbacks(1)	604	(5,642)	6,246	(110.7)%
Share-based compensation	21,613	152	21,461	14,119.1%
Change in fair value of liabilities	(69,776)	—	(69,776)	N/A
Unrealized (gains) losses on investments	33	—	33	N/A
Practice acquisition-related costs(2)	699	268	431	160.8%
Practice acquisition deferred purchase price(3)	2,088	—	2,088	N/A
Consulting and legal fees(4)	2,682	1,151	1,531	133.0%
Other, net(5)	3,826	572	3,254	568.9%
Transaction costs(6)	3,195	—	3,195	N/A
Adjusted EBITDA	$(18,731)	$522	$(19,253)	(3,688.3)%
(1)    During the nine months ended September 30, 2022, non-cash addbacks were primarily comprised of net bad debt write-offs of $402, non-cash rent of $180 and other miscellaneous charges of $22. During the nine months ended September 30, 2021, non-cash addbacks were primarily comprised of gain on debt extinguishment of $5,186 and net bad debt recoveries of $667.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees during the nine months ended September 30, 2022 and 2021, and related to certain advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(5)    Other, net is comprised of severance expenses resulting from cost rationalization programs of $203 and $124, as well as temporary labor of $1,105 and $847, recruiting expenses to build out corporate infrastructure of $2,429 and $624, and other miscellaneous expense of $89 and $0 during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021 such expenses were partially offset by $0 and $1,023, respectively, of stimulus funds received under the CARES Act.
(6)    Transaction costs incurred related to the Business Combination and the issuance of the Senior Secured Convertible Note such as legal, audit, administrative, and registration fees.
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
Operating Expenses
Direct costs - patient services
Direct costs - patient services primarily includes chemotherapy drug costs, clinician salaries and benefits, and medical supplies. Clinicians include oncologists, advanced practice providers such as physician assistants and nurse practitioners, and registered nurses employed by the TOI PCs.

Direct costs - dispensary
Direct costs - dispensary primarily includes the cost of oral medications dispensed in the TOI PCs’ clinic locations.
Direct costs - clinical trials & other
Direct costs - clinical trials & other primarily includes costs related to clinical trial contracts and medical supplies.
Selling, general and administrative expense
Selling, general and administrative expenses include employee-related expenses, including both clinic and field support staff as well as central administrative and corporate staff. These expenses include salaries and related costs and stock-based compensation for our executives and physicians. The Company's selling, general and administrative expenses also includes occupancy costs, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and business development. Following the consummation of the Business Combination, general and administrative expenses have increased, and the Company expects continued increases over time, due to the additional legal, accounting, insurance, investor relations and other costs that the Company incurs as a public company, as well as other costs associated with continuing to grow the business. While the Company expects its selling, general and administrative expenses to increase in absolute dollars in the foreseeable future. such expenses are on average expected to decrease as a percentage of revenue over the long term.
Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated. The Company’s management is not aware of material events or uncertainties that would cause the financial information below to not be indicative of future operating results or results of future financial condition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Patient services	68.7%	63.1%	65.6%	61.3%
Dispensary	29.0%	34.3%	31.9%	35.4%
Clinical trials & other	2.3%	2.6%	2.5%	3.3%
Total operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct costs – patient services	55.6%	48.6%	53.2%	47.8%
Direct costs – dispensary	24.2%	29.2%	26.4%	30.3%
Direct costs – clinical trials & other	0.2%	0.3%	0.2%	0.3%
Selling, general and administrative expense	49.2%	24.4%	49.7%	23.3%
Depreciation and amortization	1.7%	1.6%	1.8%	1.6%
Total operating expenses	130.9%	104.1%	131.3%	103.3%
Loss from operations	(30.9)%	(4.1)%	(31.3)%	(3.3)%
Other non-operating expense (income)
Interest expense, net	2.3%	0.2%	0.9%	0.2%
Change in fair value of derivative warrant liabilities	0.2%	—%	(0.2)%	—%
Change in fair value of earnout liabilities	(5.5)%	—%	(29.7)%	—%
Change in fair value of conversion option derivative liabilities	(23.9)%	—%	(8.6)%	—%
Gain on debt extinguishment	—%	—%	(0.1)%	(3.4)%
Other, net	0.1%	(0.1)%	0.1%	(0.8)%
Total other non-operating (income) loss	(26.8)%	0.1%	(37.6)%	(4.0)%
Income (loss) before provision for income (loss) taxes	(4.1)%	(4.2)%	6.3%	0.7%
Income tax (expense) benefit	—%	(1.5)%	(0.1)%	(1.2)%
Net income (loss)	(4.1)%	(5.7)%	6.2%	(0.5)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Patient services	$44,627	$32,967	$11,660	35.4%	$118,793	$92,375	$26,418	28.6%
Dispensary	18,839	17,918	921	5.1%	57,736	53,318	4,418	8.3%
Clinical trials & other	1,511	1,390	121	8.7%	4,530	5,006	(476)	(9.5)%
Total operating revenue	$64,977	$52,275	$12,702	24.3%	$181,059	$150,699	$30,360	20.1%
Patient services
Three Months Ended September 30, 2022 and 2021
The increase in patient services revenue was primarily due to a 31.2% increase in FFS revenue as a result of practice acquisitions and an overall increase in clinic count as well as a 6.0% increase in capitation revenue due to new capitation contracts entered into during 2022 and in the latter half of 2021.
Nine Months Ended September 30, 2022 and 2021
The increase in patient services revenue was primarily due to a 22.9% increase in FFS revenue as a result of practice acquisitions and an overall increase in clinic count as well as a 5.6% increase in capitation revenue due to new capitation contracts entered into during 2022 and in the latter half of 2021.
Dispensary
Three Months Ended September 30, 2022 and 2021
The increase in dispensary revenue was primarily due to a 0.3% increase in the average revenue per fill in addition to a 4.8% increase in the number of fills.
Nine Months Ended September 30, 2022 and 2021
The increase in dispensary revenue was primarily due to a 10.2% increase in the average revenue per fill offset by a 1.7% decline in the number of fills due to the new Medi-Cal reimbursement policy that was implemented in 2022 that transitioned claims processing from medical claims to pharmacy claims.
Clinical trials & other
The decrease in clinical trials and other revenue was primarily due to a decrease in visits and lower reimbursement revenue compared to prior year for the nine months ended September 30, 2022 and 2021.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Direct costs – patient services	$36,126	$25,391	$10,735	42.3%	$96,379	$72,051	$24,328	33.8%
Direct costs – dispensary	15,738	15,279	459	3.0%	47,816	45,639	2,177	4.8%
Direct costs – clinical trials & other	113	182	(69)	(37.9)%	400	494	(94)	(19.0)%
Selling, general and administrative expense	31,963	12,730	19,233	151.1%	90,117	35,120	54,997	156.6%
Depreciation and amortization	1,134	850	284	33.4%	3,219	2,421	798	33.0%
Total operating expenses	$85,074	$54,432	$30,642	56.3%	$237,931	$155,725	$82,206	52.8%

Patient services cost
Three Months Ended September 30, 2022 and 2021
The increase in patient services cost was primarily due to a 29.1% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 11.2% increase in clinical payroll costs due to the growth in clinic count.
Nine Months Ended September 30, 2022 and 2021
The increase in patient services cost was primarily due to a 18.9% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 13.1% increase in clinical payroll costs due to the growth in clinic count.
Dispensary cost
Three Months Ended September 30, 2022 and 2021
The increase in dispensary cost was primarily due to a 4.8% increase in the number of prescriptions filled, offset by a 1.7% decrease in the average cost of the prescriptions filled.
Nine Months Ended September 30, 2022 and 2021
The increase in dispensary cost was primarily due to a 6.6% increase in the average cost of the prescriptions filled offset by a 1.7% decline in the number of prescriptions filled.
Selling, general and administrative expense
Three Months Ended September 30, 2022 and 2021
The increase in selling, general and administrative expense was primarily driven by an increase in share-based compensation expense of 51.0%, an increase of 16.4% in contingent consideration related to acquisitions as a result of the out of period adjustment to reflect the reclassification of the deferred consideration to contingent consideration and an increase of 7.9% in transaction costs related to the Senior Secured Convertible Note. In addition, salaries and benefits increased 29.8% due to the growth in the Company's management and corporate team. The remainder of the increases were primarily to support the continued growth of our business.
Nine Months Ended September 30, 2022 and 2021
The increase in selling, general and administrative expense was primarily driven by an increase in share-based compensation expense of 61.1%, and increase of 5.9% in post combination compensation expense related to contingent consideration from acquisitions, inclusive of the out of period adjustment and an increase of 9.1% in transaction costs related to the Business Combination and the Senior Secured Convertible Note. In addition, salaries and benefits increased 30.4% due to the growth in the Company's management and corporate team. The remainder of the increases were primarily to support the continued growth of our business.
Other Expenses (Income)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Interest expense, net	$1,497	$78	$1,419	1,819.2%	$1,632	$260	$1,372	527.7%
Change in fair value of derivative warrant liabilities	159	—	159	N/A	(445)	—	(445)	N/A
Change in fair value of earnout liabilities	(3,581)	—	(3,581)	N/A	(53,821)	—	(53,821)	N/A
Change in fair value of conversion option derivative liabilities	(15,510)	—	(15,510)	N/A	(15,510)	—	(15,510)	N/A
Gain on debt extinguishment	—	—	—	N/A	(183)	(5,186)	5,003	(96.5)%
Other, net	36	(54)	90	(166.7)%	172	(1,126)	1,298	(115.3)%
Total other non-operating (income) expense	$(17,399)	$24	$(17,423)	(72,595.8)%	$(68,155)	$(6,052)	$(62,103)	1,026.2%

Interest expense
Three Months Ended September 30, 2022 and 2021
The increase in interest expense was the result of interest and amortization related to the Senior Secured Convertible Note during the third quarter of 2022.
Nine Months Ended September 30, 2022 and 2021
The increase in interest expense was the result of interest and amortization related to the Senior Secured Convertible Note during the third quarter of 2022.
Change in fair value of liabilities
Three Months Ended September 30, 2022 and 2021
The increase in non-operating (income) expense was primarily due to gains of $3,581 and $15,510, respectively, as a result of decreases in the fair value of earnout liabilities and conversion option derivative liabilities, which were created as part of the Business Combination and the issuance of the Senior Secured Convertible Note, respectively.
Nine Months Ended September 30, 2022 and 2021
The increase in non-operating (income) expense was primarily due to gains of $53,821 and $15,510, respectively, as a result of decreases in the fair value of earnout liabilities and conversion option derivative liabilities, which were created as part of the Business Combination and the issuance of the Senior Secured Convertible Note, respectively.
Gain on debt extinguishment
There was no gain on debt extinguishment during the nine months ended September 30, 2022 and September 30, 2021.
Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, gain on debt extinguishment of $183 was a result of forgiveness of a CARES Act loan that was acquired as part of a physician practice acquisition. During the nine months ended September 30, 2021, gain on debt extinguishment of $5,186 was a result of forgiveness of a CARES Act loan and a physician practice acquisition.
Other, net
The change in other, net was primarily due to Provider Relief Funding received under the CARES Act during the nine months ended September 30, 2021 that did not occur in 2022.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through debt facilities, issuances of equity securities and payments received from various payors. As of September 30, 2022, the Company had $61,425 of cash and cash equivalents, of which $0 is restricted cash.
The Company expects to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments management intends to continue to make in expanding operations and sales and marketing and due to additional general and administrative expenses management expects to incur in connection with operating as a public company. As a result, the Company may require additional capital resources to execute strategic initiatives to grow the business.
Management believes that the cash on hand and cash from the Business Combination and the Senior Secured Convertible Note will be sufficient to fund the Company's operating and capital needs for at least the next 12 months. Management's assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. The Company's actual results could vary because of, and its future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to open or acquire new clinics and expand into new markets and the expansion of sales and marketing activities. The Company may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than management currently expects. The Company may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to management or at all. If unable to raise additional capital when desired, or if the Company cannot expand operations or otherwise capitalize on business opportunities because the Company's lack of sufficient capital, the Company's business, results of operations, and financial condition would be adversely affected.
Cash Flows
The following table presents a summary of the Company's consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Net cash, cash equivalents, and restricted cash used in operating activities	$(47,759)	$(9,345)	$(38,414)	411%
Net cash, cash equivalents, and restricted cash used in investing activities	(99,043)	(3,003)	(96,040)	3,198%
Net cash, cash equivalents, and restricted cash provided by financing activities	93,053	17,882	75,171	420%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(53,749)	$5,534	$(59,283)	(1,071)%
Cash, cash equivalents, and restricted cash at beginning of period	115,174	5,998	109,176	1,820%
Cash, cash equivalents, and restricted cash at end of period	$61,425	$11,532	$49,893	433%
Operating Activities
Significant changes impacting net cash, cash equivalents, and restricted cash used in operating activities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 were as follows:
•Net income increased $11,930, offset by a decrease in the fair value of liability classified earnouts of $53,821 and a decrease in the fair value of liability classified conversion option derivatives of $15,510 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021;
•Cash used by accounts receivable increased $11,020 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to the growth in the Company's business;
•Cash used by accounts payable, accrued expenses and income taxes payable increased $13,952 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to an increase in vendor payables due to the growth in the Company's business; and
•Cash used by inventory increased $1,244 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to the growth in the Company's business.
•Cash provided by prepaid and other current assets increased $12,607 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to the amortization of the D&O policy during 2022 and costs incurred in association with the SPAC transaction during 2021 that were deferred until the transaction closed.
Investing Activities
Net cash used in investing activities increased $96,040 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to purchases of marketable securities of $87,402 that did not occur in the prior period, an increase in cash used for purchases of practice acquisitions and intangibles of $7,080, as well as an increase in cash used for purchases of property and equipment of $1,558 for new clinic builds and clinic remodels.

Financing Activities
Net cash used in financing activities increased $75,171 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to $110,000 of proceeds from the Senior Secured Convertible Note, offset by $3,663 of deferred debt issuance costs and a $9,000 repurchase of common stock and common stock options. For the nine months ended September 30, 2021, net cash provided by financing activities primarily relates to the issuance of $20,000 of Legacy Preferred Stock.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of September 30, 2022.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2022	2023-2024	2025-2026	Thereafter	Total
Operating leases	$1,511	$12,389	$9,877	$7,618	$31,395
Deferred acquisition and contingent consideration	1,700	4,959	—	—	6,659
Other[1]	1,329	3,209	81	29	4,648
Total material cash requirements	$4,540	$20,557	$9,958	$7,647	$42,702
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
Interest Rate Risk
We held cash and cash equivalents of $61,425 as of September 30, 2022, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that required to be disclosed in our Securities and Exchange Commission ("SEC") reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as described below.
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

As of September 30, 2022, we have identified deficiencies in our control environment. These deficiencies include material weaknesses related to: (i) segregation of duties in the financial closing and reporting process; (ii) internal controls over review of complex accounting transactions and (iii) internal control over reviews of revenue process.
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
Changes in Internal Control over Financial Reporting
Except for the progress that has been made toward remediating the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes to the risk factors previously described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below.
The Facility Agreement and the associated restrictive covenants thereunder could adversely affect our financial condition and will restrict our ability to raise capital.
The Facility Agreement contains various covenants, including a requirement to retain $40,000,000 in unrestricted cash and cash equivalents, and maintain a minimum revenue of $50,000,000, $75,000,000, and $100,000,000 for each fiscal quarter ending during the fiscal year 2023, 2024, and 2025, respectively. In addition, the Facility Agreement restricts our and the guarantors’ ability to, among other things, (i) merge, consolidate, dissolve or liquidate into or convey, transfer, lease or dispose of all or substantially all of its assets (other than into another Loan Party or if the Company determines in good faith in the best interest of a subsidiary and not materially disadvantageous), (ii) create or incur any lien on our assets beyond those outstanding on the date of the Facility Agreement and certain other permitted liens, (iii) dispose of any assets or property or issue, transfer, or provide a controlling, management, or other interest in certain securities of the Company or its guarantors, (iv) incur any indebtedness not to exceed $1,000,000 or as otherwise permitted, (v) make any investments other than as otherwise permitted, (vi) amend our organizational documents or any material agreements in a manner that would reasonably be expected to be materially adverse to the rights of the lenders or (vii) change our reporting practices or fiscal year, in each case, subject to exceptions set forth in the Facility Agreement. Furthermore, under the Facility Agreement, we are required to, among other things, (i) remain a reporting company and maintain the listing of our common shares on an eligible market, (ii) provide the lenders with information regarding any event of default or the occurrence of any material adverse event and (iii) publicly disclose material, nonpublic information that is provided to the lenders without their prior written consent. Subject to customary exceptions and exclusions, our obligations under the Facility Agreement are guaranteed by a perfected, first-priority security interest in substantially all of our personal property, including our intellectual property and the equity ownership interests directly and indirectly held by us in our wholly-owned subsidiaries. Compliance with such covenants and our indebtedness will result in the following, which could materially and adversely affect our business, financial condition and results of operations:
•require us to dedicate a substantial portion of cash and cash equivalents to the payment of interest on, and principal of, the indebtedness, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;
•oblige us to comply with negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering our intellectual property, incurring indebtedness or liens, paying dividends, making investments and engaging in certain other business transactions;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a competitive disadvantage compared to our competitors who have less debt or competitors with comparable debt at more favorable interest rates; and
•limit our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy and other purposes and otherwise restrict our financing options.
Furthermore, because the interests of the lenders may potentially differ from ours and from those of our stockholders, we may be unable to engage in transactions or other activities that may be beneficial to our stockholders. The covenants under the Facility Agreement could materially and adversely affect our business, financial condition and results of operations.

Upon the occurrence of a Major Transaction, as defined under the Senior Secured Convertible Note, the holders of the convertible notes may elect to require us to redeem all or any portion of the notes for an amount equal to the principal amount thereof (in addition to accrued and unpaid interest, a make-whole amount and an exit fee, as applicable). There can be no assurance that we will have sufficient capital to redeem such notes upon the occurrence of a Major Transaction, under the Senior Secured Convertible Note.
Servicing our indebtedness requires a significant amount of cash. Our ability to repay the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional financing on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. Our inability to satisfy our debt obligations could materially and adversely affect our financial position and results of operations.
A failure to comply with the conditions of the Facility Agreement or the Senior Secured Convertible Note could result in an event of default. An event of default under the Facility Agreement includes, among other things, a failure to pay any amount due under the Facility Agreement or to issue common stock when required upon conversion of the Senior Secured Convertible Note as well as the occurrence of a criminal proceeding pursuant to which the remedy sought includes forfeiture of a material portion of property. If we fail to comply with any of the covenants under our indebtedness and are unable to obtain a waiver or amendment, the lenders may, among other things, accelerate our outstanding indebtedness and exercise rights with respect to collateral securing our outstanding indebtedness, each of which could have an adverse effect on our business, financial condition and results of operations.
Any of these events could materially and adversely affect our business, financial condition and results of operations.
The terms of the Senior Secured Convertible Note may have a negative impact on our business and the value of our securities and may result in substantial dilution to our other equity securityholders.
The Senior Secured Convertible Note provides for certain terms which may have a negative impact on our business. Obligations under such agreement mature on August 9, 2027 and carry the possibility of the issuance of Convertible Note Warrants upon prepayment.
The obligations under the Senior Secured Convertible Note are secured and the lenders thereunder will have a claim against the assets and equity interests securing the related debt obligations that will have priority to claims of the Company’s equity securityholders generally. Additionally, the Convertible Note is guaranteed by certain of our subsidiaries, effectively providing for claims against such subsidiaries which are structurally senior to our other equity securityholders generally.
The Senior Secured Convertible Note is convertible into common stock, subject to certain terms and conditions, which may result in dilution to our other equity securityholders.
We have identified material weaknesses in our internal controls over financial reporting. We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.
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
In prior periods we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These deficiencies include material weaknesses relating to: (i) segregation of duties in the financial closing and reporting process; (ii) internal controls over review of complex accounting transactions and (iii) internal control over reviews of revenue process.
We have implemented a remediation plan to remediate all material weaknesses surrounding the areas identified above but can give no assurance that the measures we take will prevent any future material weaknesses or deficiencies in our internal control over financial reporting. The material weaknesses will not be considered remediated until management completes the design and implementation of processes and controls in our remediation plan and management has concluded, through testing, that these controls are effective.
Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial reports and helping prevent financial fraud. If we are unable to maintain adequate internal controls over financial reporting, our business and operating results could be harmed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
US Dollars in thousands, except share data
On May 10, 2022, the Company's Board consented to the adoption and approval of the Share Repurchase Program, authorizing up to $20,000 to be spent on the repurchase of the Company's common stock, expiring on December 31, 2022. The Company repurchased $9,000 of its common stock in the second quarter of 2022. At September 30, 2022, $11,000 of the Share Repurchase Program authorization remained available for repurchases. The table below reflects our purchases of common stock during each month since the approval of the Share Repurchase Program.

Period	Total Number of Shares of Stock Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
May 1, 2022 - May 31, 2022	—	$—	—	$20,000
June 1, 2022 - June 30, 2022	1,500,000	$6.00	1,500,000	$11,000
July 1, 2022 - July 31, 2022	—	$—	—	$11,000
August 1, 2022 - August 31, 2022	—	$—	—	$11,000
September 1, 2022 - September 30, 2022	—	$—	—	$11,000
Total	1,500,000	$6.00	1,500,000
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
10.1	Facility Agreement, dated as of August 9, 2022, by and among the Company and Deerfield Partners L.P.	8-K	001-39248	10.1	August 10, 2022
10.2	Registration Rights Agreement, dated as of August 9, 2022, by and among The Oncology Institute, Inc. and Deerfield Partners L.P.	8-K	001-39248	10.2	August 10, 2022
10.3	Registration Rights Consent, Amendment, and Waiver, dated as of August 9, 2022, by and among Deerfield Private Design Fund IV, L.P., Deerfield Partners, L.P., M33 Growth I L.P., TOI M, LLC, and Oncology Care Partners, LLC	8-K	001-39248	10.3	August 10, 2022
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this the day of November 9, 2022.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)