Form 10-K
period 2022-12-31
Oncology Institute, Inc.
filed 2023-03-16
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-39248
The Oncology Institute, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3562323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18000 Studebaker Rd, Suite 800
Cerritos, California 90703
(Address of Principal Executive Offices)
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

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of $5.06 per shares of the Registrant’s common stock as reported by the Nasdaq Capital Market as of June 30, 2022, was approximately $125.7 million.
The registrant had outstanding 74,551,556 shares of common stock as of March 6, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on June 15, 2023.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, including "Business” in Item 1, “Risk Factors” in Item 1A, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the documents incorporated by reference herein, The Oncology Institute, Inc. ("TOI", "we", or "our") make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. These statements may be preceded by, followed by or include the words "may," "might," "will," "will likely result," "should," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "continue," "target" or similar expressions.
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

PART I
Item 1. Business

Overview
The Oncology Institute, Inc. ("TOI", the "Company", "we", or "our) is a leading value-based oncology company that manages community-based oncology practices that serve patients at 76 clinic locations across 15 markets and five states throughout the United States. Our community-based oncology practices are staffed with 112 oncologists and advanced practice providers. 62 of these clinics are staffed with 101 providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs", which provided care for more than 64,000 patients in 2022 and managed a population of approximately 1.7 million patients under value-based agreements as of December 31, 2022. We also provide management services to 14 clinic locations owned by independent oncology practices. Our mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
Our managed clinics provide a range of medical oncology services, including physician services, in-house infusion and dispensary, clinical trial services, radiation, innovative programs like outpatient blood product transfusions, along with 24/7 patient support. Through TOI Clinical Research, LLC ("TCR"), the clinical research arm of the TOI PCs, we also provide and manage clinical trial services and research for the benefit of cancer patients. Many of our services, such as managing clinical trials and palliative care programs, are traditionally accessed through academic and tertiary care settings, while the TOI PCs bring these services to patients in a community setting. As scientific research progresses and more treatment options become available, cancer care is shifting from acute care episodes to chronic disease management. With this shift, it is increasingly important for high-quality, high-value cancer care to be available in a local community setting to all patients in need.

As a value-based oncology company, we seek to deliver better quality care while managing costs for patients and payors that we serve. We define value-based care as care that focuses on providing optimal health outcomes and healthcare affordability and a value-based contract as any contract that removes the incentive to drive up cost of care or overutilization, while rewarding better clinical outcomes, cost and quality. We work to accomplish this goal by reducing wasteful, inefficient or futile care that drives up costs but does not improve outcomes. We believe payors and employers are aligned with the value-based model due to its enhanced access, improved outcomes, and lower costs. Patients under our affiliated providers’ care can benefit from evidence-based and personalized care plans, gain access to sub-specialized care in convenient community locations, and lower out-of-pocket costs. We believe our affiliated providers enjoy the stability and predictability of a large multi-state practice, are not incentivized or pressured to over-treat when it may be inconsistent with a patient’s goals of care and can focus on practicing outstanding evidence-based oncology care.
In contrast to value-based care, we believe much of traditional fee-for-service, or FFS, oncology care is plagued by misaligned incentives that drive up costs and often lower the quality of care. In FFS care, oncologists are reimbursed on a “cost-plus” basis for drugs which in turn are often responsible for the majority of a practice’s revenue. This "cost-plus" model may incentivize oncologists to prescribe the most expensive treatments even if lower cost alternatives that are still medically appropriate are available, as well as to continue to utilize chemotherapy in advanced cancer patients who may no longer benefit from such treatment. In these cases, patients and payors not only bear the burden of higher cost of care, but patients may also suffer negative health outcomes including higher rates of emergency room visits and hospitalizations for supportive care needs due to the side effects associated with chemotherapy.
In 2022, we generated more than 50% of our revenue from patients who are covered by value-based contracts. Historically, our value-based contracts have predominately taken the form of capitated contracts. Our capitated contracts remove incentives to drive up costs, and they also have incentives for meeting or exceeding certain quality metrics. In some capitated contracts we are penalized if we fail to meet certain quality metrics. In other capitated contracts, we receive bonuses/rewards if we meet or exceed certain quality metrics. Our value-based contracts could also take on other forms, such as sharing with payors in the cost savings generated for specific medical oncology costs (which we refer to as 'gain-sharing' contract), along with incentives to meet certain quality metrics. These contracts, despite their modifications on how reimbursement is structured, still meet the definition of value-based care. We and our affiliated providers have contractual relationships with payors serving a variety of patients, including Medicare Advantage ("MA"), Medicaid, and commercial patients. These payors include affiliates of Anthem, CareMore Health, Heritage Provider Network and Optum Care.
In 2023, we are continuing to evolve the way we structure our value-based arrangements, particularly in areas of the country where there are limits on medical group delegation, or an increased desire from groups to incentivize TOI for cost of care that extends beyond medical oncology and includes elements such as management of acute care utilization and/or management of non-employed oncologists. We believe that these new contracting methodologies are furthering our mission to provide access to world-class oncology care in an affordable manner to underserved populations.
We believe that our position in the market and focus on elevating the state of oncology care with a value-based care model positions our affiliated providers well for future growth. Our technology platform supports this growth and enables the TOI PCs to standardize and deliver consistent value-based care at scale. We believe that our model will support growth into new markets, allow us to continue service more patients across the United States.
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
As of December 31, 2022, we were active in 15 markets in five states. Across these states, there were approximately 81 million commercial, Medicaid, and MA lives. This population provides us with a substantial opportunity to capture a portion of those lives in both our legacy, existing markets, as well as in our new expansion geographies.
Our Care Model
Since our founding over 15 years ago, we have built a solid track record around our care model for value-based oncology care. Our care model is focused on delivering personalized, evidenced-based care, consistently, and at scale. We seek to deliver better patient outcomes for lower costs, and to care for more of our payors’ patient populations.
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

While the TOI PCs treat patients under both value-based and FFS contracts, our affiliated providers’ approach to care focuses on achieving the best outcomes at the lowest cost, regardless of the reimbursement methodology. We have developed a High Value Cancer Care, or HVCC, program, in which patients are able to access targeted care resources that augment and support their treatment. Our treatment regimens are based on algorithms established by the National Comprehensive Cancer Network (“NCCN”) and are evidence-based. NCCN is a not-for-profit alliance of 32 leading cancer centers devoted to patient care, research and education (not including TOI). NCCN focuses on improving cancer care through the input of clinical thought leaders at its member organizations. NCCN publishes guidelines developed from evidence- based medicine to ensure that all cancer patients receive preventative, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes. The NCCN guidelines are widely recognized as the standard for clinical care in medical oncology, and the intent of the guidelines is to assist in clinical decision making. Our affiliated providers strive to ensure that clinical pathways in our electronic health records system, as well as recommendations on use of chemotherapy and supportive care medications are consistent with NCCN guidelines to ensure patients receive the best clinical care based on their individual disease and comorbidities. Moreover, the TOI PCs operate physician dispensaries that allow our affiliated providers to prescribe and dispense oral oncolytics and related medications to patients, alongside chemotherapy infusion and injections. This provides patients with holistic and convenient access to the most appropriate treatment pathways, all in a community setting. According to a study conducted by researchers at Stanford University on the TOI PCs’ patients in 2019 who were enrolled in our HVCC program, we saw improvements in several key metrics, including:
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
As of a recent patient survey in 2022, 88% of our oncologists and 90% of our locations were rated 4.0 or above as measured by our survey, which we distribute to patients via text or e-mail following their clinic visit.
Growth Strategy and Opportunities
To date, revenue has grown at a roughly 30% CAGR from 2016 to 2022, driven by robust growth in capitated lives under value-based contracts.
Our footprint as of December 31, 2022 spanned five states and is growing rapidly.

	California	Arizona	Nevada	Florida	Texas
Markets	7	1	1	5	1
Managed and Affiliated Clinics(1)	57	4	5	8	2
Providers	84	5	4	15	4
(1) 62 clinics operated under the TOI PCs, whereby we receive a percentage of revenues under our MSAs and are consolidated; and 14 independent oncology practice locations that are under MSAs for limited management and administrative services but do not bear any direct operating costs.
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
Payor Relationships
Our ability to consistently attract patients across multiple geographic markets depends on our ability to contract with payors in each market. Depending on the market, payors can be delegated medical groups who are taking risk or insurance companies themselves. By opening clinics in locations where the TOI PCs currently manage the oncology care for a large number of insured Medicare, Commercial and Medicaid members, we believe we are creating net benefits for payors, as our affiliated providers are able to reduce unnecessary costs and improve patient care and experience. This also allows us to benefit from the value-based offerings already established by payors in the market, therefore not requiring us to single-handedly drive patient growth. Some of the biggest and most respected names in healthcare contract with the TOI PCs to provide oncology care to their members, including Anthem, CareMore Health, Heritage Provider Network and Optum Care. More than half of our revenue in 2022 was generated from value-based contracts where payors have made our affiliated providers their preferred or exclusive oncology group.
While our relationships with payors are very strong, we believe we have limited concentration risk as our largest customer by revenue in 2022 represented less than 20% of our revenue.
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
Competition
The U.S. healthcare industry is generally highly competitive. We compete with large and medium-sized local and national providers of cancer care services, such as health system affiliated practices, for, among other things, contracts with payors, recruitment of physicians and other medical and non-medical personnel and patients. The closest competitors are traditional oncology physician practices, such as American Oncology Network, LLC, Florida Cancer Specialists & Research Institute, LLC, U.S. Oncology Network, Inc., and OneOncology, Inc. These organizations are predominantly reimbursed via FFS contracts, which we believe can often lead to over utilization of treatments that may be medically appropriate but often results in higher costs. Secondary competitors may include specialty benefit managers. These include companies such as AIM Specialty Health, eviCore Healthcare, Magellan Health, New Century Health, and OncoHealth. These benefit managers seek to change provider behavior by reviewing and authorizing treatment requests. The benefit manager model can produce incremental improvement in utilization, but the benefit managers are often unable to achieve results comparable to managed healthcare practices like ours. Furthermore, the benefit manager model frequently results in an antagonistic relationship with physicians who are operating in a traditional FFS-based practice. We distinguish ourselves from other managed oncology practices and specialty benefit managers in our ability to align incentives across the care continuum, including physicians and payors in delivering high quality care at lower costs, and we believe there are currently no other value-based oncology management companies of meaningful scale in the U.S.
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
Employees and Human Capital Resources
As of December 31, 2022, we and TOI PCs collectively had approximately 750 employees, including approximately 101 oncologists and advanced practice providers. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.
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
We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations. As of December 31, 2022, we have leases for 62 clinics located in California, Arizona, Nevada, Florida and Texas. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
Availability of Information
We were originally incorporated in Delaware on November 19, 2019 as a special purpose acquisition company (f/k/a DFP Healthcare Acquisition Corp.). In November 2021, we consummated our business combination with TOI Parent, Inc. (the “Business Combination”). In connection with the closing of the Business Combination, TOI Parent, Inc. became our wholly owned subsidiary and we changed our name to The Oncology Institute, Inc. We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks. Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, as well as our other public filings with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
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
•We have identified a material weakness in our internal control over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements.
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
•A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the current COVID-19 pandemic, could adversely affect our business.
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
•We conduct some clinical trials in contract with TOI Clinical Research, LLC ("TCR"). If we fail to perform our clinical trial services in accordance with contractual requirements, government regulations and ethical considerations, we could be subject to significant costs or liability and our reputation could be adversely affected.
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
•We are subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits, investigations, lawsuits and claims against us, the outcome of which may have a material adverse effect on our business.
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
Our growth strategy involves a number of risks and uncertainties, including that:
•the TOI PCs may not be able to successfully enter into contracts with local payors on terms favorable to us or at all. In addition, the TOI PCs compete for payor relationships with other healthcare organizations, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;
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
We incurred a net loss of $10,927 in 2021, and a loss from operations in 2022. We expect our losses will continue as we expect to invest heavily in increasing our patient base, expanding our operations, and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our patient services and the incurrence of indebtedness. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more patients. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the current COVID-19 pandemic, could adversely affect our business.
A pandemic, epidemic or outbreak of an infectious disease, including the current COVID-19 pandemic, that occurs in the United States or worldwide, may adversely affect our business.
Adverse market conditions resulting from the spread of COVID-19 could materially adversely affect our business and the value of our Common Stock. Preventative measures taken to alleviate any public health crises, such as “shelter-in-place” orders, quarantines, executive orders and similar government orders may result in largely remote operations at our headquarters, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; restrictions on our business development activities due to potential payors or other entities we and the TOI PCs engage with limiting their corresponding business development efforts; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which a pandemic impacts our business will depend on developments that are highly uncertain and cannot be predicted, including information that may emerge concerning the severity and spread of the pandemic and the actions to contain it or treat its impact, among others.

Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. It is not currently possible to reliably project the direct impact of the COVID-19 pandemic on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in our service areas as well as societal and governmental responses. Patients may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. This could have the effect of deterring healthcare costs that we will need to incur to later periods and may also affect the health of patients who defer treatment, which may cause our costs to increase in the future. Further, as a result of the COVID-19 pandemic, we may experience slowed growth or a decline in new patient demand. We also may experience increased internal and third-party medical costs as the TOI PCs and our affiliated providers provide care for patients suffering from COVID-19. This increase in costs may be particularly significant given the number of patients who are under capitation agreements. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.

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
The TOI PCs’ membership remains concentrated in certain geographic areas in the United States. We have clinic locations in five states. As of December 31, 2022, the vast majority of the TOI PC members under capitation agreements were residents of California. In addition, during 2022, approximately 85% of our revenues were generated in California. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in the states in which we operate or any other geographic area where the TOI PCs’ membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Additionally, the geographic concentration of a significant portion of the TOI PCs’ membership may make them more vulnerable to events such as the COVID-19 pandemic.
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
In response to the COVID-19 pandemic, the Centers for Medicare and Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. The Consolidated Appropriations Act of 2023 extended many of the COVID-19 public health emergency provisions related to telehealth until December 31, 2024. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. If regulations change to restrict the TOI PCs’ or our affiliated providers ability to deliver care through telehealth modalities, our financial condition and results of operations may be adversely affected.
With many of our value-based agreements, the TOI PCs assume some or all of the risk that the cost of providing services will exceed compensation. If we do not accurately predict the cost to deliver care, some of the TOI PCs’ value-based agreements could become less profitable, or unprofitable.
Approximately 24% of our revenue for 2022 was derived from fixed fees paid by payors under capitation agreements with the TOI PCs. While there are variations specific to each agreement, the TOI PCs generally contract with payors to receive a fixed fee per month for professional services and assume the financial responsibility for the specified medical oncology and related expenses of our patients. This type of contract is referred to as a “capitation” contract. To the extent that patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, the TOI PCs will not be able to increase the fee received under these risk agreements during their then-current terms and we could suffer losses with respect to such agreements.
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
A significant portion of our consolidated Patient Services revenue is derived from a limited number of health insurance, Independent Practice Associations ("IPAs"), and medical group companies. Those payors could take action to remove, exclude, delay, or otherwise prevent the inclusion of the TOI PCs in their provider networks.
Our operations are dependent on a concentrated number of payors with whom the TOI PCs contract to provide services to patients. We generally manage the TOI PCs’ payor contracts on a state by state basis, entering into a separate contract in each state with the local affiliate of the relevant payor such that no one local payor contract accounts for a majority of our collective revenue. Regal Medical Group accounted for a total of approximately 13% of the Patient Services revenue for the year ended December 31, 2022. No other non-government payor accounted for more than 10% of the Patient Services revenue in 2022. We believe that a majority of the TOI PCs’ revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with the TOI PC or the individual TOI PC physicians credentialed by them upon the occurrence of certain events. The sudden loss of any of the TOI PCs’ payor partners, or the renegotiation of any of the TOI PCs’ payor contracts, could adversely affect our operating results. In the ordinary course of business we engage in active discussions and renegotiations with payors in respect of the services the TOI PCs provide and the terms of the TOI PCs’ payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of the payors may seek to renegotiate or terminate their agreements with the TOI PCs. These discussions could result in reductions to the fees and changes to the scope of services contemplated by the original payor contracts and consequently could negatively impact our revenues, business and prospects.
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
There is currently significant concentration in the U.S. healthcare industry, and in particular there are a limited number of pharmacy benefit managers, or PBMs, and a limited number of national pharmacy chains. CVS Caremark, OptumRx and Express Scripts together accounted for approximately 85% of our dispensary revenue in 2022. If the TOI PCs are unable to retain favorable contractual arrangements with PBMs, including any successor PBMs should there be further consolidation of PBMs, the negotiated rates provided by such PBMs may become less competitive, which could have an adverse impact on the TOI PCs’ ability to provide prescription drugs at the capitated rates negotiated with the payors with whom the TOI PCs contract to provide such drugs to patients. This could be exacerbated by further consolidation of PBMs or pharmacy chains. Specifically, PBMs have instituted Direct and Indirect Remuneration, or DIR, fees, which reduce the reimbursement for drugs dispensed by the TOI PCs. The impact of these fees in future is uncertain, and our ability to negotiate with PBMs on DIR fees is limited. In addition, PBMs could at any time change their contracting and/or credentialing requirements, the effect of which could prohibit the TOI PCs from billing for prescription drugs dispensed by the TOI PCs. If such changes, individually or in the aggregate, are material, they would have an adverse effect on our business, results of operations and financial condition.

Reductions in government reimbursement rates or changes in the rules governing government healthcare programs could have a material adverse effect on our financial condition and results of operations.
The TOI PCs receive a significant portion of revenue directly from Medicare, which accounted for approximately 16% of our Patient Services revenue in 2022. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of Medicare Advantage, are themselves reimbursed by Medicare for the services the TOI PCs provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income, as well as future growth opportunities. For example, although the

Congressional Budget Office (“CBO”) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 36 million by 2027. Although Medicare Advantage enrollment has increased significantly over the past decade, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2021, CMS announced an average increase of 1.66%; and for 2022, 4.08%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to our business.
According to the Kaiser Family Foundation, or KFF, Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2022, the KFF reported that two payors together accounted for nearly half of Medicare Advantage enrollment and seven firms accounted for nearly 85% of covered lives. Consolidation among Medicare Advantage plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Moreover, the Medicaid program and its reimbursement rates and policies are subject to frequent change. By way of example, Medi-Cal recently implemented a new policy regarding reimbursement for pharmacy services. Although the policy was not intended to change the manner in which physician-administered drugs billed under the medical benefit are reimbursed, certain Medi-Cal managed care plans nevertheless began to transition these claims to be payable as a pharmacy benefit and exclude coverage of prescription drugs formerly available through the medical benefit or direct their subcontractors or network providers to no longer bill for prescription drugs through their medical claims. The California Department of Health Care Services, or DHCS, later issued clarifying guidance which instructed Medi-Cal managed care plans to ensure all medically necessary prescription drugs administered in an outpatient office or clinic setting by a health care professional continue to be available through the medical benefit, even though some may be available as a pharmacy benefit. In addition, during the COVID-19 public health emergency, DHCS delayed the processing of Medi-Cal annual redeterminations and delayed discontinuances and negative actions for Medi-Cal and other state and county healthcare programs. DHCS has indicated that Medicaid redeterminations will resume on April 1, 2023, which may cause some of our patients to lose their coverage. As a result, the TOI PCs could experience a reduction in membership, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2%, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 to June 30, 2022, up to 3% in the final fiscal year of this sequester, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect consumer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. The Inflation Reduction Act of 2022, or IRA, signed into law on August 16, 2022, also contains a number of provisions designed to limit or reduce drug prices under the Medicare program, reduce beneficiary out-of-pocket spending under Medicare’s prescription drug benefit, and expand subsidies for individuals to obtain private health insurance under the ACA. While these provisions of the IRA do not apply directly to healthcare providers like the TOI PCs, we are continuing to evaluate the potential impact, if any, that the IRA may have on our business.
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
CMS, through the Centers for Medicare and Medicaid Innovation, or the CMMI, has implemented or has announced plans to implement numerous demonstration models designed to test value-based reimbursement models, some of which are specifically focused on oncology services. For example, in 2016, CMS initiated the Oncology Care Model, or OCM demonstration, which continued through June 30, 2022 and provided participating physician practices with performance-based financial incentives that aim to manage or reduce Medicare costs without negatively affecting the efficacy of care. In June 2022, CMS issued a request for applications for the Enhancing Oncology Model, a new 5-year voluntary model that builds on the OCM demonstration. While the extent to which these models may impact our business is uncertain and will depend on future developments, such models may materially reduce Medicare reimbursement levels for our services or TOI PCs’ services and could have a material adverse effect on our results of operations and financial condition.

Changes in the payor mix of patients and potential decreases in reimbursement rates as a result of consolidation among plans could adversely affect our revenues and results of operations.
The amounts the TOI PCs receive for services provided to patients are determined by a number of factors, including the payor mix of patients and the reimbursement methodologies and rates utilized by our patients’ plans. Our Patient Services revenue consists of both capitation and fee-for-service agreements held by the TOI PCs. Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide the TOI PCs with an opportunity to capture any additional surplus created by applying our care model. Under a capitation plan, the TOI PCs receive a fixed fee PMPM for services. Under a fee-for-service payor arrangement, the TOI PCs collect fees directly from the payor as services are provided. Our Patient Services revenue accounted for approximately 66% of total revenue for the year ended December 31, 2022. A significant decrease in the number of capitation or FFS arrangements held by the TOI PCs could adversely affect our revenues and results of operation.
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
We and the TOI PCs compete directly with national, regional and local providers of healthcare for patients and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Other companies could enter the healthcare industry in the future and divert some or all of our business. If we expand to other geographies, we expect competition may change based on a number of factors, including the number of competing oncology care facilities in the local market and the types of services available at those facilities, our local and the TOI PCs reputation for quality care of patients, the commitment and expertise of the TOI PCs medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our managed clinics, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing oncology care providers may also offer larger facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures at our managed clinics to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which the TOI PCs have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.
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
The TOI PCs have significant drug suppliers that may be the sole or primary source of products critical to the services the TOI PCs provide, or to which we have committed obligations to make purchases, sometimes at particular prices. Approximately 76% of the TOI PCs’ total costs are related to drug purchases, including both oral and chemotherapy drugs, for the year ended December 31, 2022. If any of these suppliers do not meet the TOI PCs’ needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that the TOI PCs purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we and the

TOI PCs could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
The TOI PCs have employment contracts with physicians and other health professionals in many states. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non- compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit the TOI PCs from using non-competition covenants with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. Additionally, the Federal Trade Commission recently proposed new rules which, if enacted, would ban non-compete agreements in employee contracts. There can be no assurance that the TOI PCs’ non-compete agreements related to physicians and other health professionals will be found enforceable if challenged in certain states. In such event, the TOI PCs would be unable to prevent physicians and other health professionals formerly employed by the TOI PCs from competing with us, potentially resulting in the loss of some of our patients.
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
We conduct some clinical trials in contract with the TCR. If we fail to perform our clinical trial services in accordance with contractual requirements, government regulations and ethical considerations, we could be subject to significant costs or liability and our reputation could be adversely affected.
The TCR, contracts with biotechnology and pharmaceutical companies to perform services to assist them in bringing new drugs and biologics to market. TCR’s services include monitoring clinical trials, laboratory analysis, electronic data capture, patient recruitment, data analytics, technology solutions, and other related services. Such services are complex and subject to contractual requirements, government regulations, and ethical considerations. TCR’s services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trial process. In the United States, clinical development services must be performed in compliance with applicable laws, rules and regulations enforced by the United States Food and Drug Administration, or FDA, including Good Clinical Practice, or GCP, requirements, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials.
If TCR fails to perform services in accordance with these requirements, regulatory authorities may take action against TCR. Such actions may include injunctions or failure to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in TCR’s studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages, or fines. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could harm TCR’s reputation and cause customers not to award TCR future contracts or to cancel existing contracts. Clients may also bring claims against TCR for breach of TCR’s contractual obligations and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against TCR. Any such action could have a material adverse effect on our results of operations, financial condition, and reputation.
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
Risks Related to Our Regulatory Environment
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
With respect to MA plans, the TOI PCs submit claims and encounter data to applicable MA plans that are used to establish the annual, average Medicare Risk Adjustment Factor, or RAF, scores attributable to each TOI PC’s MA population. These RAF scores determine, in part, the revenue to which the health plans and, in turn, the TOI PCs, are entitled for the provision of medical care to such population. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that the TOI PCs prepare and submit to the health plans. CMS audits MA plans for documentation to support RAF-related payments for enrollees chosen at random. The MA plans then ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a MA plan may seek repayment from the TOI PCs should CMS make any payment adjustments to the MA plan as a result of its audits. CMS has indicated that payment adjustments will not be limited to RAF scores for the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. Based on a recent final rule issued by CMS in January 2023, although 2011 to 2017 plan years are still subject to audit, overpayments to MA plans that are identified as a result of a Risk Adjustment Data Validation, or RADV, audit will only be subject to extrapolation for plan year 2018 and any subsequent plan year. In addition, CMS will not apply an adjustment factor, known as a Fee-For-Service, or FFS, Adjuster, in RADV audits to account for potential differences in diagnostic coding between the Medicare Advantage program and Medicare FFS program. We are continuing to assess the potential impact this final rule may have on our business and operations.
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
States are also constantly amending existing laws, requiring attention to frequently changing requirements, and we expect these changes to continue. For example, in June 2018, California enacted the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020, and, among other things, requires covered companies to provide disclosures to California consumers, and affords such consumers certain data protection rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information that may increase data breach litigation. While the CCPA includes certain exceptions for health-related information, including PHI, it still may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023 and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
As of December 31, 2022, we had federal income tax NOLs of approximately $91,435 and state income tax NOLs of approximately $85,733 available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Code or otherwise. The federal NOLs will be carried forward indefinitely and the state NOLs begin expiring after 2040. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use is pre-ownership change NOLs to offset its post-ownership change income may be limited. We are in the process of completing an analysis to determine whether the Business Combination resulted in an ownership change to determine if there is a limitation on pre-ownership NOLs. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If it is determined that an ownership change has occurred as a result of the Business Combination or we undergo an ownership change in the future, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. The deferred tax asset associated with the Company’s federal and state net operating losses are fully offset by a valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
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
In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our diverse set of business arrangements is often open to interpretation, and can require us to take positions regarding the interpretation of applicable rules or the valuation of our assets that are subject to material uncertainty. Significant management judgment is required in determining our provision for taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The proper tax treatment or characterization of many of the transactions we undertake, such as the transactions associated with our issuance of the Convertible Notes and DF Warrants, is often subject to significant uncertainty, and the resolution of any related issues could affect the withholding tax liabilities to which we are subject or the tax deductions that we are able to claim. The tax authorities could challenge our interpretation of laws, regulations and treaties or the positions that we have taken regarding the valuation of its assets, resulting in additional tax liability or adjustment to our income tax provision.
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
Risks Related to Our Financial Condition
Goodwill and other intangible assets represent a significant portion of our total assets. Goodwill is tested for impairment at least annually, which could result in a material, non-cash write-down of goodwill and could have a material adverse effect on our results of operations and stockholders’ equity.
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of the carrying equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, we are required to write down all or a significant part of our goodwill, our net earnings could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $21,418 and $26,626 of goodwill recorded on our Consolidated Balance Sheets at December 31, 2022 and 2021, respectively. Goodwill impairment charges of $9,944 and $0 were recorded during the years ended December 31, 2022 and 2021, respectively, based on management's evaluation of the value goodwill. It is not possible at this time, under current market conditions, to determine if there will be any future impairment charge, or if there is, whether such charges would be material.
We may need additional capital to fund its operations and finance its growth, and we may not be able to obtain it on acceptable terms, or at all, which may limit our ability to grow.
Our ability to maintain our operations and grow in existing and new markets may require additional capital, particularly if we were to accelerate its acquisition and expansion plans. Financing may not be available or may be available only on terms that are not favorable. If we are unable to obtain funds on acceptable terms, it may have to delay or abandon some or all of its growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of the Common Stock.
Risks Related to Our Common Stock and Warrants
Our issuance of additional shares of Common Stock, Warrants or other convertible securities may dilute your ownership interest in us and could adversely affect our stock price.
From time to time in the future, we may issue additional shares of our Common Stock, Warrants or other securities convertible into Common Stock pursuant to a variety of transactions, including acquisitions. Additional shares of our Common Stock may also be issued upon exercise of outstanding stock options and Warrants. The issuance by us of additional shares of our Common Stock, Warrants or other securities convertible into our Common Stock would dilute your ownership interest in us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Common Stock and Warrants. Subject to the satisfaction of vesting conditions and the expiration of our lock-up, shares issuable upon exercise of options will be available for resale immediately in the public market without restriction.
In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Common Stock and Warrants, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Common Stock and Warrants bear the risk that our future offerings may reduce the market price of our Common Stock and Warrants and dilute their percentage ownership.
Future sales, or the perception of future sales, of our Common Stock and Warrants by us or our existing securityholders in the public market could cause the market price for our Common Stock and Warrants to decline.
The sale of substantial amounts of shares of our Common Stock or Warrants in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock and Warrants. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In addition, the shares of our Common Stock reserved for future issuance under the 2021 Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares reserved for future issuance under the 2021 Incentive Plan is equal to the sum of (i) 7% of the aggregate number of shares of DFP Class A and DFP Class B Common Stock outstanding on a fully diluted basis as of the effective date of the 2021 Plan; (ii) up to 634,067 shares of Common Stock which are subject to options outstanding under the Prior Plan; (iii) an annual increase on January 1 of each calendar year (commencing January 1, 2022 and ending on and including January 1, 2031) equal to a number of shares of Common Stock equal to 4% of the aggregate shares of Common Stock outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year (or such lesser number of shares as is determined by the Board), subject to adjustment by the plan administrator in the event of certain changes in our corporate structure, as described below, and (iv) up to 1,178,065 option holder earnout shares or stockholder earnout shares which may become available for issuance under the 2021 Plan. We have filed one or more registration statements on Form S-8 under the Securities Act to register shares of our Common Stock or securities convertible into or exchangeable for shares of our Common Stock issued pursuant to our equity incentive plans. Such Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements are available for sale in the open market.
Delaware law and provisions in our Charter and Bylaws could make a takeover proposal more difficult.
Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our Charter and Bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Common Stock. These provisions include the ability of our Board to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, stockholders of the Company may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our Common Stock and Warrants. These provisions could also discourage proxy contests and make it more difficult for stockholders of the Company to elect directors of their choosing and to cause us to take other corporate actions that stockholders of the Company desire. See “Description of Capital Stock.”
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Common Stock and Warrants less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of DFP; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•exemptions from the requirements of holding a nonbinding advisory vote of stockholders on executive compensation, stockholder approval of any golden parachute payments not previously approved and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.
We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. We cannot predict whether investors will find our Common Stock or Warrants less attractive if we rely on these exemptions. If some investors find our Common Stock or Warrants less attractive as a result, there may be a less active trading market for our Common Stock and Warrants and our share and Warrant price may be more volatile.

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
The market price of our Common Stock may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The market price of our Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:
•the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•conditions that impact demand for our products;
•future announcements concerning our business, our customers’ businesses or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•the size of our public float;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations that adversely affect our industry or us;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in senior management or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges or sales, of our capital stock;
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and

•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.
These broad market and industry factors may materially reduce the market price of our Common Stock and Warrants, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low. As a result, you may suffer a loss on your investment.
In the past, following periods of market volatility, stockholders have instituted securities Class Action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
If securities analysts cease publishing research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our Common Stock, the price of our Common Stock could decline.
The trading market for our Common Stock depends, in part, on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage, and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our Common Stock to decline. Moreover, if one or more of the analysts who cover us downgrades our Common Stock, or if our reporting results do not meet their expectations, the market price of our Common Stock could decline.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.
We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we will incur increased legal, accounting and other expenses that Legacy TOI did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.
In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.
These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers.
We do not intend to pay dividends on our Common Stock for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on Common Stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the board of directors deems relevant.
We have identified a material weakness in our internal controls over financial reporting. We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.
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
We have identified a material weakness in our internal control over financial reporting over complex accounting transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We have implemented a remediation plan to remediate the material weakness identified but can give no assurance that the measures we take will prevent any future material weaknesses or deficiencies in our internal control over financial reporting. The material weakness will not be considered remediated until management completes the design and implementation of processes and controls in our remediation plan and management has concluded, through testing, that these controls are effective.
Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial reports and helping prevent financial fraud. If we are unable to maintain adequate internal controls over financial reporting, our business and operating results could be harmed.
Our warrants may have an adverse effect on the market price of our Common Stock.
Simultaneously with the closing of its IPO, DFP Healthcare Acquisitions Corp., issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Common Stock at $11.50 per share. As of December 31, 2022, there were 3,177,542 private placement warrants outstanding. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.
Risks Related to Our Indebtedness
The Facility Agreement and the associated restrictive covenants thereunder could adversely affect our financial condition and will restrict our ability to raise capital.
On August 9, 2022, we entered into the Facility Agreement with Deerfield Partners and certain of its affiliates. The Facility Agreement contains various covenants, including a requirement to retain $40,000 in unrestricted cash and cash equivalents, and maintain a minimum revenue of $50,000, $75,000, and $100,000 for each fiscal quarter ending during the fiscal year 2023, 2024, and 2025, respectively. In addition, the Facility Agreement restricts our and the guarantors’ ability to, among other things, (i) merge, consolidate, dissolve or liquidate into or convey, transfer, lease or dispose of all or substantially all of its assets (other than into another Loan Party or if the Company determines in good faith in the best interest of a subsidiary and not materially disadvantageous), (ii) create or incur any lien on our assets beyond those outstanding on the date of the Facility Agreement and certain other permitted liens, (iii) dispose of any assets or property or issue, transfer, or provide a controlling, management, or other interest in certain securities of the Company or its guarantors, (iv) incur any indebtedness not to exceed $1,000 or as otherwise permitted, (v) make any investments other than as otherwise permitted, (vi) amend our organizational documents or any material agreements in a manner that would reasonably be expected to be materially adverse to the rights of the lenders or (vii) change our reporting practices or fiscal year, in each case, subject to exceptions set forth in the Facility Agreement. Furthermore, under the Facility Agreement, we are required to, among other things, (i) remain a reporting company and maintain the listing of our common shares on an eligible market, (ii) provide the lenders with information regarding any event of default or the occurrence of any material adverse event and (iii) publicly disclose material, nonpublic information that is provided to the lenders without their prior written consent. Subject to customary exceptions and exclusions, our obligations under the Facility Agreement are guaranteed by a perfected, first-priority security interest in substantially all of our personal property, including our intellectual property and the equity ownership interests directly and indirectly held by us in our wholly-owned subsidiaries. Compliance with such covenants and our indebtedness will result in the following, which could materially and adversely affect our business, financial condition and results of operations:
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
We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations. As of December 31, 2022, we have leases for 62 clinics located in California, Arizona, Nevada, Florida, and Texas. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
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
Holders
As of March 8, 2023, we had approximately 89 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the historical audited annual financial statements for the years ended December 31, 2022 and 2021, and the related notes that are included elsewhere in this Annual Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, "Securities Act"), as amended, and Section 21E of the Securities and Exchange Act of 1934 (as amended, the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Annual Report on Form 10-K and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices that serve patients at 76 clinic locations across 15 markets and five states throughout the United States. Our community-based oncology practices are staffed with 112 oncologists and advanced practice providers. 62 of these clinics are staffed with 101 providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs", which provided care for more than 64,000 patients in 2022 and managed a population of approximately 1.7 million patients under value-based agreements as of December 31, 2022. The Company also provides management services to 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
Operationally, the Company’s medical centers provide a complete suite of medical oncology services including: physician services, in-house infusion and pharmacy, clinical trials, radiation, educational seminars, support groups, counseling, and 24/7 patient assistance. Many of our services, such as managing clinical trials and palliative care programs, are traditionally accessed through academic and tertiary care settings, while the TOI PCs bring these services to patients in a community setting. As scientific research progresses and more treatment options become available, cancer care is shifting from acute care episodes to chronic disease management. With this shift, it is increasingly important for high-quality, high-value cancer care to be available in a local community setting to all patients in need.
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
2022 Highlights
•Completed a $110 million strategic investment from Deerfield Management Company, L.P. through secured senior convertible notes on August 9, 2022
•Ended the fiscal year 2022 with $132 million in cash, cash equivalents, and investments
•Increased market count to 15 at year-end from 10 at the prior year end, including new markets in California, Florida and Texas
•Remediated two of the previously disclosed material weaknesses surrounding controls over review of revenue and segregation of duties within the financial close and reporting process. For the remaining one, Management has developed and continues to execute a remediation plan to address the previously disclosed material weakness around treatment of complex accounting transactions
•Received Agency for Healthcare Research and Quality's ("AHRQ") certification as an accredited Patient Safety Organization
•Generated over $1.7 million in savings to patients through the Company's dispensary co-pay assist program

•Added 3 new gain share contracts in Florida
•Grew Capitated Membership by over 100 thousand lives
•Completed 6 practice acquisitions
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
Clinical trials & other revenue
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
Selling, general and administrative expense
Selling, general and administrative expenses include employee-related expenses, including both clinic and field support staff as well as central administrative and corporate staff. These expenses include salaries and related costs and share-based compensation for our executives and physicians. The Company's selling, general and administrative expenses also includes occupancy costs, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and business development. Following the consummation of the Business Combination, general and administrative expenses have increased, and the Company expects continued increases over time, due to the additional legal, accounting, insurance, investor relations and other costs that the Company incurs as a public company, as well as other costs associated with continuing to grow the business. While the Company expects its selling, general and administrative expenses to increase in absolute dollars in the foreseeable future. such expenses are on average expected to decrease as a percentage of revenue over the long term.
Results of Operations
The following table sets forth our Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated. The Company’s management is not aware of material events or uncertainties that would cause the financial information below to not be indicative of future operating results or results of future financial condition. The results of operations for the year ended December 31, 2022 and as of December 31, 2022 reflect the adoption of ASU 2016-02, Leases (“Topic 842”). See Notes 2 and 10 of the notes to consolidated financial statements for more information. Financial data for the years ended December 31, 2021 and as of December 31, 2021 does not reflect the adoption of Topic 842.

	Year Ended December 31,
	2022	2021
Revenue
Patient services	66.1%	61.2%
Dispensary	31.4%	35.7%
Clinical trials & other	2.5%	3.1%
Total operating revenue	100.0%	100.0%
Operating expenses
Direct costs – patient services	53.4%	49.0%
Direct costs – dispensary	25.8%	30.6%
Direct costs – clinical trials & other	0.2%	0.3%
Goodwill impairment charges	3.9%	—%
Selling, general and administrative expense	47.4%	41.1%
Depreciation and amortization	1.7%	1.6%
Total operating expenses	132.4%	122.6%
Loss from operations	(32.4)%	(22.6)%
Other non-operating expense (income)
Interest expense, net	1.6%	0.2%
Change in fair value of derivative warrant liabilities	(0.7)%	(1.8)%
Change in fair value of earnout liabilities	(23.5)%	(12.3)%
Change in fair value of conversion option derivative liabilities	(9.6)%	—%
Gain on loan forgiveness	(0.1)%	(2.4)%
Other, net	(0.1)%	(0.5)%
Total other non-operating income	(32.4)%	(16.8)%
Loss before provision for income taxes	—%	(5.8)%
Income tax benefit	0.1%	0.3%
Net income (loss)	0.1%	(5.5)%

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Patient services	$166,785	$124,074	$42,711	34.4%
Dispensary	79,343	72,550	6,793	9.4%
Clinical trials & other	6,355	6,379	(24)	(0.4)%
Total operating revenue	$252,483	$203,003	$49,480	24.4%
Patient services
The increase in patient services revenue was primarily due to a 28.9% increase in FFS revenue as a result of practice acquisitions and an overall increase in clinic count as well as a 5.2% increase in capitation revenue due to new capitation contracts entered into during 2022 and in the latter half of 2021.
Dispensary
The increase in dispensary revenue was primarily due to a 7.5% increase in the average revenue per fill and a 1.7% increase in the number of fills.
Clinical trials & other
For the year ended December 31, 2022, the decrease in clinical trials and other revenue was primarily due to a decrease in other revenue compared to the prior year.
Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Direct costs – patient services	$134,761	$99,401	$35,360	35.6%
Direct costs – dispensary	65,111	62,102	3,009	4.8%
Direct costs – clinical trials & other	518	652	(134)	(20.6)%
Goodwill impairment charges	9,944	—	9,944	N/A
Selling, general and administrative expense	119,689	83,365	36,324	43.6%
Depreciation and amortization	4,411	3,341	1,070	32.0%
Total operating expenses	$334,434	$248,861	$85,573	34.4%
Patient services cost
The increase in patient services cost was primarily due to a 21.5% increase in intravenous drug costs, primarily driven by the Company's patient mix and volume, as well as the rising rate of inflation during 2022. In addition, clinical payroll costs increased 12.4% from the prior year due to the growth in clinic count.
Dispensary cost
The increase in dispensary cost was primarily due to a 3.1% increase in the average cost of the prescriptions filled, and a 1.7% increase in the number of prescriptions filled.

Goodwill impairment charges
During the year ended December 31, 2022, impairment charges of $9,944 and $0 were recorded related to goodwill and intangible assets, respectively. See Note 2 and Note 18 in Item. 8 Financial Statements and Supplementary Data for additional detail.
Selling, general and administrative expense
The increase in selling, general and administrative expense was primarily driven by a 16.5% increase in salaries and benefits due to the growth in the Company's management and corporate team, as well as a 6.2% increase in office expenses, 5.5% increase in insurance, and 5.5% increase in professional fees primarily related to the continued growth of our business. In addition, share-based compensation expense increased 3.8%, and contingent consideration from acquisitions resulted in the increase to selling, general, and administrative expense.
Other Non-Operating Expenses (Income)

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Interest expense, net	$4,082	$320	$3,762	1,175.6%
Change in fair value of derivative warrant liabilities	(1,843)	(3,686)	1,843	(50.0)%
Change in fair value of earnout liabilities	(59,215)	(24,891)	(34,324)	137.9%
Change in fair value of conversion option derivative liabilities	(24,200)	—	(24,200)	N/A
Gain on loan forgiveness	(183)	(4,957)	4,774	(96.3)%
Other, net	(501)	(1,046)	545	(52.1)%
Total other non-operating expense (income)	$(81,860)	$(34,260)	$(47,600)	138.9%
Interest expense
The increase in interest expense was primarily the result of interest and amortization related to the Senior Secured Convertible Notes issued during the year ended December 31, 2022.
Change in fair value of liabilities
The increase in non-operating (income) expense was primarily due to gains of $59,215 and $24,200, respectively, as a result of decreases in the fair value of earnout liabilities and conversion option derivative liabilities, which were created as part of the Business Combination and the issuance of the Senior Secured Convertible Note, respectively.
Gain on loan forgiveness
During the year ended December 31, 2022, gain on loan forgiveness of $183 was a result of a CARES Act loan that was acquired as part of a physician practice acquisition and subsequently forgiven. During the year ended December 31, 2021, gain on loan forgiveness of $4,957 was a result of forgiveness of all CARES Act loans, including those obtained through physician practice acquisition.
Other, net
The change in other, net was primarily due to Provider Relief Funding received under the CARES Act during the year ended December 31, 2021 that did not occur in 2022.
Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2022	2021
Clinics (1)	76	67
Markets	15	10
Lives under value-based contracts (millions)	1.7	1.6
Net income (loss)	$152	$(10,927)
Adjusted EBITDA (in thousands) (2)	$(23,542)	$(5,377)
(1)     Includes independent oncology practices to which we provide limited management services, but do not bear the operating costs.
(2) Adjusted EBITDA is a "non-GAAP" financial measure with the meaning of Item 10 of Regulation S-K promulgated by the SEC. The Company defines adjusted EBITDA as net income (loss) excluding:
•Depreciation and amortization,
•Interest expense, net,
•Income tax expense,
•Non-cash addbacks,
•Share-based compensation,
•Goodwill impairment charges,
•Changes in fair value of liabilities,
•Unrealized (gains) losses on investments
•Practice acquisition-related costs,
•Practice acquisition deferred purchase price,
•Consulting and legal fees,
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

The following tables provide a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Net income (loss)	$152	$(10,927)	$11,079	(101.4)%
Depreciation and amortization	4,411	3,341	1,070	32.0%
Interest expense, net	4,082	320	3,762	1,175.6%
Income tax benefit	(243)	(671)	428	(63.8)%
Non-cash addbacks(1)	1,208	(5,115)	6,323	(123.6)%
Share-based compensation	27,683	24,535	3,148	12.8%
Goodwill impairment charges	9,944	—	9,944	N/A
Change in fair value of liabilities	(85,258)	(28,577)	(56,681)	198.3%
Unrealized (gains) losses on investments	(640)	—	(640)	N/A
Practice acquisition-related costs(2)	790	476	314	66.0%
Post-combination compensation expense(3)	2,243	—	2,243	N/A
Consulting and legal fees(4)	3,797	1,826	1,971	107.9%
Other, net(5)	5,030	1,692	3,338	197.3%
Transaction costs(6)	3,259	7,723	(4,464)	(57.8)%
Adjusted EBITDA	$(23,542)	$(5,377)	$(18,165)	337.8%
(1)    During the year ended December 31, 2022, non-cash addbacks were primarily comprised of non-cash rent of $711, net bad debt write-offs of $476, and other miscellaneous charges of $22. During the year ended December 31, 2021, non-cash addbacks were primarily comprised of a $4,957 gain on loan forgiveness and $417 of net bad debt recoveries, partially offset by deferred rent of $109 and other miscellaneous charges of $150.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees during the years ended December 31, 2022 and 2021, and related to certain advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(5)    Other, net is comprised of severance expenses resulting from cost rationalization programs of $248 and $127, as well as temporary labor of $1,830 and $1,182, recruiting expenses to build out corporate infrastructure of $2,835 and $1,275, and other miscellaneous expense of $117 and $131 during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021 such expenses were partially offset by $0 and $1,023, respectively, of stimulus funds received under the CARES Act.
(6)    Transaction costs incurred related to the issuance of the Senior Secured Convertible Note such as legal, audit, administrative, and registration fees during the year ended December 31, 2022, and related to the Business Combination during the year ended December 31, 2021.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through debt facilities, issuances of equity securities and payments received from various payors. As of December 31, 2022, the Company had $14,010 of cash and cash equivalents, none of which are restricted cash, as well as $59,796 of current marketable securities and $58,354 of noncurrent marketable securities.
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
Management believes that the cash on hand and investments in marketable securities will be sufficient to fund the Company's operating and capital needs for at least the next 12 months. Management's assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. The Company's actual results could vary because of, and its future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to open or acquire new clinics and expand into new markets and the expansion of sales and marketing activities. The Company may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than management currently expects. The Company may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to management or at all. If unable to raise additional capital when desired, or if the Company cannot expand operations or otherwise capitalize on business opportunities because the Company's lack of sufficient capital, the Company's business, results of operations, and financial condition would be adversely affected.
Cash Flows
The following table presents a summary of the Company's consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Net cash, cash equivalents, and restricted cash used in operating activities	$(61,756)	$(32,680)	$(29,076)	89.0%
Net cash, cash equivalents, and restricted cash used in investing activities	(131,614)	(12,154)	(119,460)	982.9%
Net cash, cash equivalents, and restricted cash provided by financing activities	92,206	154,010	(61,804)	(40.1)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(101,164)	$109,176	$(210,340)	(192.7)%
Cash, cash equivalents, and restricted cash at beginning of period	115,174	5,998	109,176	1,820.2%
Cash, cash equivalents, and restricted cash at end of period	$14,010	$115,174	$(101,164)	(87.8)%
Operating Activities
Significant changes impacting net cash, cash equivalents, and restricted cash used in operating activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 were as follows:
•Net income increased $11,079, primarily as a result of a decrease in the fair value of liabilities of $85,258 for the year ended December 31, 2022 as compared to a decrease in fair value of liabilities of $28,577 during the year ended December 31, 2021;
•Cash used by accounts receivable increased $18,090 for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to the growth in the Company's business;
•Cash used by accounts payable, accrued expenses and income taxes payable increased $2,535 for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to an increase in vendor payables due to the growth in the Company's business; and
•Cash used by purchasing inventory decreased $110 for the year ended December 31, 2022 as compared to the year ended December 31, 2021 as a result of an increase in inventory acquired through practice acquisition.
•Cash provided by prepaid and other current assets increased $13,373 for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the financing of the Company's directors and officers insurance policy that occurred in 2021.

Investing Activities
Net cash used in investing activities increased $119,460 for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to purchases of marketable securities of $117,508 that did not occur in the prior year and an increase in cash used for purchases of property and equipment of $2,682 for new clinic builds and clinic remodels, offset by a decrease in cash used for purchases of practice acquisitions and intangibles of $730.
Financing Activities
Net cash provided by financing activities decreased $61,804 for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to cash received in connection with the Business Combination and the issuance of $20,000 of Legacy Preferred Stock during the year ended December 31, 2021, that did not occur in 2022 offset primarily by $110,000 of proceeds from the issuance of the Senior Secured Convertible Note during year ended December 31, 2022.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of principal and interest due on the convertible note, operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of December 31, 2022.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2023	2024-2025	2026-2027	Thereafter	Total
Convertible note[1]	$10,666	$21,624	$127,648	$—	$159,938
Operating leases	6,637	11,778	8,711	4,600	31,726
Deferred acquisition and contingent consideration	2,584	525	—	—	3,109
Other[2]	3,131	119	68	—	3,318
Total material cash requirements	$23,018	$34,046	$136,427	$4,600	$198,091
(1)    Includes principal and interest payments due.
(2)    Other is comprised of finance leases and directors and officers insurance premiums.

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
Critical Accounting Policies
The Company prepares its financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.
Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. The Company holds variable interests in the TOI PCs, comprised of The Oncology Institute CA, a Professional Corporation (“TOI

CA”) and The Oncology Institute FL, LLC (“TOI FL”) and The Oncology Institute TX, a Professional Association ("TOI TX"), all of which the Company cannot legally own due to jurisdictional laws governing the corporate practice of medicine. The TOI PCs employ physicians and other clinicians in order to provide professional services to patients of our managed clinics, and under substantially similar MSAs, we serve as the exclusive manager and administrator of the TOI PCs’ non-medical functions and services. The TOI PCs are considered variable interest entities (“VIEs”) as they do not have sufficient equity to finance their activities without additional financial support from the Company. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power), and (2) the obligation to absorb the losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power to control all financial activities of the TOI PCs, the rights to receive substantially all benefits from the VIEs, and consequently consolidates the TOI PCs. Revenues, expenses, and income from the TOI PCs are included in the consolidated amounts as presented on the Consolidated Statements of Operations.
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
Clinical Research & Other
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
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets under Accounting Standards Codification Topic No. 350, Goodwill and Other (“ASC 350”). Goodwill represents the excess of the fair value of the consideration conveyed in acquisition over the fair value of net assets acquired.
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
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 of our consolidated financial statements included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
We held cash and cash equivalents of $14,010, current marketable securities of $59,796, and noncurrent marketable securities of $58,354 as of December 31, 2022, consisting of bank deposits and Treasury bills. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Impairment Risk
Impairment risk refers to the risk that the Company will write down a material amount of its goodwill or intangible assets. This risk is assessed at least annually in the fourth quarter each year when the Company performs its impairment testing. To the extent that, among other factors, (i) there is underperformance in one or more reporting units (ii) a potential recession further disrupts the economic environment or (iii) interest rates continue to rise in response to persistent inflation, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill or intangible impairment charge.
For the year ended December 31, 2022, the Company recognized an impairment charge of $9,944 to write-down the carrying value of goodwill related to patient services in excess of the fair value.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Oncology Institute, Inc.
Cerritos, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Oncology Institute, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, convertible preferred stock and changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification 842, Leases effective January 1, 2022 under the modified retrospective approach.

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
Costa Mesa, California

March 16, 2023

THE ONCOLOGY INSTITUTE, INC. CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of $0 and $875 as of December 31, 2022 and December 31, 2021)	$14,010	$115,174
Marketable securities	59,796	—
Accounts receivable	39,816	20,007
Other receivables	617	1,237
Inventories, net	9,261	6,438
Prepaid expenses	6,918	11,200
Total current assets	130,418	154,056
Non-current investments	58,354	—
Property and equipment, net	8,547	4,192
Operating right of use assets	24,494	—
Intangible assets, net	17,957	18,245
Goodwill	21,418	26,626
Other assets	477	320
Total assets	$261,665	$203,439
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,372	$15,559
Current portion of operating lease liabilities	5,498	—
Current portion of long-term debt	—	183
Income taxes payable	255	132
Accrued expenses and other current liabilities	14,595	13,924
Total current liabilities	29,720	29,798
Operating lease liabilities	22,060	—
Derivative warrant liabilities	350	2,193
Derivative earnout liabilities	803	60,018
Conversion option derivative liabilities	3,960	—
Long-term debt, net of unamortized debt issuance costs	80,621	—
Other non-current liabilities	868	6,900
Deferred income taxes liability	108	371
Total liabilities	138,490	99,280
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 73,265,621 and 73,249,042 shares issued and outstanding at December 31, 2022 and December 31, 2021	7	7
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 165,045 and 163,510 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	186,250	167,386
Accumulated deficit	(63,082)	(63,234)
Total stockholders’ equity	123,175	104,159
Total liabilities and stockholders’ equity	$261,665	$203,439

Note: The Company’s consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $70,994 and $42,332 as of December 31, 2022 and December 31, 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $154,572 and $79,579 as of December 31, 2022 and December 31, 2021, respectively. See Note 17 for further details.
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)

	Year Ended December 31,
	2022	2021
Revenue
Patient services	$166,785	$124,074
Dispensary	79,343	72,550
Clinical trials & other	6,355	6,379
Total operating revenue	252,483	203,003
Operating expenses
Direct costs – patient services	134,761	99,401
Direct costs – dispensary	65,111	62,102
Direct costs – clinical trials & other	518	652
Goodwill impairment charges	9,944	—
Selling, general and administrative expense	119,689	83,365
Depreciation and amortization	4,411	3,341
Total operating expenses	334,434	248,861
Loss from operations	(81,951)	(45,858)
Other non-operating expense (income)
Interest expense, net	4,082	320
Change in fair value of derivative warrant liabilities	(1,843)	(3,686)
Change in fair value of earnout liabilities	(59,215)	(24,891)
Change in fair value of conversion option derivative liabilities	(24,200)	—
Gain on loan forgiveness	(183)	(4,957)
Other, net	(501)	(1,046)
Total other non-operating income	(81,860)	(34,260)
Loss before provision for income taxes	(91)	(11,598)
Income tax benefit	243	671
Net income (loss)	$152	$(10,927)
Net income (loss) per share attributable to common stockholders:
Net income (loss) attributable to common stockholders, basic	$68	$(10,628)
Weighted-average number of shares outstanding, basic	72,793,497	66,230,606
Net income (loss) per share attributable to common stockholders, basic	$—	$(0.16)

Net loss attributable to common stockholders, diluted	$(16,980)	$(10,628)
Weighted-average number of shares outstanding, diluted	80,605,600	66,230,606
Net loss per share attributable to common stockholders, diluted	$(0.21)	$(0.16)
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share and per share data)

	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders' Equity
Balance at December, 31, 2020	59,160,192	$6	—	$—	$80,402	$(52,307)	$28,101
Net loss	—	—	—	—	—	(10,927)	(10,927)
Common stock issued in connection with the Closing of the Business Combination (refer to Note 1)	14,088,850	1	—	—	46,098	—	46,099
Preferred stock issued in connection with the Closing of the Business Combination (refer to Note 1)	—	—	163,510	—	16,351	—	16,351
Share-based compensation expense	—	—	—	—	24,535	—	24,535
Balance at December, 31, 2021	73,249,042	$7	163,510	$—	$167,386	$(63,234)	$104,159
Net income	—	—	—	—	—	152	152
Issuance of common stock upon vesting of RSUs	696,690	—	—	—	—	—	—
Issuance of common stock upon exercise of options	973,389	—	—	—	858	—	858
Exchange of common stock for preferred stock	(153,500)	—	1,535	—	—	—	—
Repurchase and retirement of common stock from related party	(1,500,000)	—	—	—	(9,000)	—	(9,000)
Net settlement of taxes for equity awards	—	—	—	—	(413)	—	(413)
Share-based compensation expense	—	—	—	—	27,419	—	27,419
Balance at December, 31, 2022	73,265,621	$7	165,045	$—	$186,250	$(63,082)	$123,175

See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands)
	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$152	$(10,927)
Adjustments to reconcile net income (loss) to cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	4,411	3,341
Amortization of debt issuance costs	2,444	53
Goodwill impairment charges	9,944	—
Share-based compensation	27,683	24,535
Decrease in fair value of liability classified warrants	(1,843)	(3,686)
Decrease in fair value of liability classified earnouts	(59,215)	(24,891)
Decrease in fair value of liability classified conversion option derivatives	(24,200)	—
Unrealized (gain) loss on investments	378	—
Accretion of discount on investment securities	(1,020)	—
Deferred taxes	(263)	(1,242)
Gain on loan forgiveness	(183)	(4,957)
Bad debt expense (recovery)	476	(417)
Loss on disposal of property and equipment	21	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(20,285)	(2,195)
Inventories	(1,732)	(1,842)
Other receivables	620	(792)
Prepaid expenses	4,282	(9,091)
Operating lease right-of-use assets	5,404	—
Other assets	(157)	(198)
Accrued expenses and other current liabilities	2,349	(3,084)
Income taxes payable	123	(1,012)
Accounts payable	(6,187)	2,916
Current and long-term operating lease liabilities	(3,801)	—
Other non-current liabilities	(1,157)	809
Net cash, cash equivalents, and restricted cash used in operating activities	(61,756)	(32,680)
Cash flows from investing activities:
Purchases of property and equipment	(5,529)	(2,847)
Purchases of intangible asset in practice acquisitions	—	(200)
Cash paid for practice acquisitions, net	(8,577)	(9,107)
Purchases of marketable securities/investments	(117,508)	—
Net cash, cash equivalents, and restricted cash used in investing activities	(131,614)	(12,154)
Cash flows from financing activities:
Proceeds from recapitalization transaction	—	333,946
Transaction costs	—	(33,145)
Payments as a result of recapitalization transaction	—	(167,510)
Proceeds from issuance of long-term debt	110,000
Transactions costs related to issuance of long-term debt	(3,663)	—
Proceeds from financing of insurance payments	—	8,429
Payments made for financing of insurance payments	(5,009)	(409)
Payment of deferred consideration liability for acquisition	(509)	(50)
Principal payments on long-term debt	—	(7,219)
Principal payments on financing leases	(58)	(32)
Common stock repurchase from related party	(9,000)	—
Common stock issued for options exercised	858	—
Taxes for common stock net settled	(413)	—
Issuance of Legacy TOI preferred stock	—	20,000
Net cash, cash equivalents, and restricted cash provided by financing activities	92,206	154,010

THE ONCOLOGY INSTITUTE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands)
	Year Ended December 31,
	2022	2021
Net (decrease) increase in cash, cash equivalents, and restricted cash	(101,164)	109,176
Cash, cash equivalents, and restricted cash at beginning of period	115,174	5,998
Cash, cash equivalents, and restricted cash at end of period	$14,010	$115,174
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$150	$1,727
Interest	$224	$275
Supplemental disclosure of noncash investing and financing activities:
Reclassification of public warrant derivative liability related to the recapitalization transaction into equity	$—	$10,580
Fair value of assets acquired as part of acquisition (except for cash and goodwill)	$—	$1,175
Deferred consideration as part of practice acquisitions	$—	$4,468
Discount on senior secured convertible note	$28,160	$—
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and December 31, 2021 and for the years ended December 31, 2022 and 2021
(US Dollars in thousands, except share data)
Note 1. Description of the Business
Overview of the Business
The Oncology Institute, Inc. (“TOI”) is the successor entity to DFP Healthcare Acquisitions Corp. ("DFPH"). DFPH is a Delaware corporation originally formed in 2019 as a publicly-traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination ("Business Combination"). TOI was originally founded in 2007 and is a community oncology practice that operates value-based oncology services platforms. TOI has three wholly-owned subsidiaries, TOI Parent, Inc. ("TOI Parent"), The Oncology Institute of Hope and Innovation Patient Safety Organization, LLC, and TOI Management, LLC (“TOI Management”). Additionally, TOI Management holds master services agreements with affiliated physician-owned professional entities ("TOI PCs") that confer controlling financial interest over the professional entities and their wholly-owned subsidiaries (TOI PCs, together with TOI, the “Company”).
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
Operationally, the Company’s medical centers provide a complete suite of medical oncology services including: physician services, in-house infusion and pharmacy, clinical trials, radiation, educational seminars, support groups, counseling, and 24/7 patient assistance. TOI’s mission is to heal and empower cancer patients through compassion, innovation and state-of-the-art medical care. The Company brings comprehensive, integrated cancer care into the community setting, including clinical trials, palliative care programs, stem cell transplants, and other care delivery models traditionally associated with non-community-based academic and tertiary care settings. In addition, the Company, through it consolidating subsidiary TOI Clinical Research, LLC ("TCR"), performs cancer clinical trials through a network of cancer care specialists. TCR conducts clinical trials for a broad range of pharmaceutical and medical device companies from around the world.
The Company has 101 oncologists and mid-level professionals across 62 clinic locations located within five states: California, Florida, Arizona, Nevada, and Texas. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, is comprised of the clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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
The Company holds variable interests in TOI PCs, which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of December 31, 2022, TOI held variable interest in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), and The Oncology Institute TX, a Professional Association ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs, and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the stockholders of the Company's consolidating VIEs own a minority of the issued and outstanding common shares of the Company.
Business Combinations
The Company accounts for all transactions that represent business combinations using the acquisition method of accounting under Accounting Standards Codification Topic No. 805, Business Combinations (“ASC 805”). The company first assesses whether an acquisition constitutes a business combination or asset acquisition by applying the screening test and analyzing whether the acquired entity has substantive inputs, processes, and the ability to produce outputs. Upon concluding an acquisition is a business combination, per ASC 805, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity are recognized and measured at their fair values on the date an entity obtains control of the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts. Adjustments to these provisional amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed, and the noncontrolling interests obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration exchanged in the acquisition over the fair value of the net assets acquired.
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
Net Income (Loss) Per Share
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities such as our preferred stock and convertible note. Basic and diluted net income

(loss) per share has been retrospectively adjusted for all periods presented prior to the Business Combination. The retroactive adjustment is based on the same number of weighted average shares outstanding in each historical period.
Under the two-class method, basic and diluted net income (loss) per share attributable to common stockholders is computed by dividing the basic and diluted net income (loss) attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options, restricted stock units, Medical RSUs (defined in Note 14), earnout shares (defined in Note 14), public warrants, private placement warrants, and Senior Secured Convertible Notes (defined in Note 11).
The treasury stock method is used to calculate the potentially dilutive effect of stock options, RSUs, public warrants, and private placement warrants. The if-converted method is used to calculate the potentially dilutive effect of the Senior Secured Notes. In both methods, diluted net income (loss) attributable to common stockholders and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules. The earnout shares are contingently issuable; therefore, the earnout shares are excluded from basic and diluted net income (loss) per share until the market conditions have been met (see more detail on the earnout shares in Note 14). The Medical RSUs (defined in Note 14) are also contingently issuable; therefore, they are excluded from basic net income (loss) per share until the performance and service conditions have been met (see more detail in Note 14). Further, the number of contingently issuable Medical RSUs included in diluted net income (loss) per share is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive. For the periods presented, the public and private placement warrants are out of the money; therefore, the public and private placement warrants are antidilutive and excluded from diluted net income per share.
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
Capitation
Capitation revenues of the Company consist primarily of fees for medical services provided to patients by the Company under a capitated arrangement with various managed care organizations. Capitation revenue is paid monthly to the Company based on the number of enrollees assigned to the Company by the contracted managed care organization (per member, per month; or “PMPM”). Capitation contracts generally have a legal term of one year or longer. Capitation contracts have a single performance obligation that is a stand ready obligation to perform healthcare services to the population of enrolled members and constitutes a series for the provision of managed healthcare services for the term of the contract, which is deemed to be one month since the mix of patient-customers can and do change month over month. The transaction price for capitation contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. The Company generally estimates the transaction price using the most likely methodology and amounts are only included in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Certain contracts include terms for a capitation deduction where the cost of out-of-network referrals of members by the Company are deducted from the future payment. The deductions vary depending on the payor and are often not known until a future period. As such, the Company adjusts the transaction price for capitation deductions based on historic experience such that the capitation revenue is recognized to the extent that it is not probable a significant reversal of revenue will occur in the future. Revenue is recognized in the month services are rendered on the basis of the transaction price established at that time. If subsequent information resolves uncertainties related to the transaction price, adjustments will be recognized in the period they are resolved. When payment has been received but services have not yet been rendered, the payment is recognized as a contract liability.
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
Clinical Trials & Other Revenue
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
Cash, Restricted Cash, and Cash Equivalents
Cash primarily consists of deposits with banking institutions. The carrying value of the Company’s cash approximates fair value due to the short-term maturity of these instruments (less than three months). Pursuant to a covenant arising from a corporate credit card program, the Company holds cash on deposit with a banking institution that is subject to legal restrictions on withdrawal. The Company considers all highly liquid investments that are both readily convertible into cash and mature within 90 days from the date of purchase to be cash equivalents. As of December 31, 2022, the Company's cash equivalents consist of U.S. Treasury bills with a maturity date less than 90 days from the date of purchase.
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
The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. As of December 31, 2022 and 2021, the Company does not have an allowance for doubtful accounts.
Inventories, net
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
When events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, or other long-lived assets, may not be recoverable, an evaluation of the recoverability of currently recorded costs is performed. When an evaluation is performed, the estimated value of undiscounted future net cash flows associated with the asset groups is compared to the asset groups’ carrying value to determine if a write-down to fair value is required. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the assets. There were no impairment adjustments recorded for long-lived assets during the years ended December 31, 2022 and 2021.
Accounts Payable, Accrued Expenses, and Other Current Liabilities
Accounts payable primarily consists of unpaid invoices related to routine operating expenses. Accrued expenses and other current liabilities primarily consist of accruals made for payroll expenses, deferred capitation, and FFS revenue.
Leases
Effective January 1, 2022, the Company accounts for its leasing arrangements in accordance with Accounting Standards Codification, Topic No. 842, Leases ("ASC 842"), which requires lessees to recognize assets and liabilities for most leases. The Company evaluates whether an arrangement is or contains a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of an identified asset for a period of time in exchange for consideration. Upon lease commencement, the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. The Company applied certain practical expedients permitted under the transition guidance, including the package of practical expedients, which permits the Company not to reassess its prior conclusions related to lease identification, lease classification, and initial direct costs capitalization. The Company solely acts as a lessee and its leases primarily consist of operating leases for its real estate in the states in which the Company operates. The Company has other operating and financing leases for various clinical and non-clinical equipment.
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
The Company displays ROU assets, current lease liabilities, and long term lease liabilities arising from operating leases as separate line items on the consolidated balance sheet. The Company includes ROU assets, current lease liabilities, and long term lease liabilities arising from finance leases within property and equipment, net; accrued expenses and other current liabilities; and other non-current liabilities.

For years 2021 and prior, the lease agreements are evaluated to determine whether they are capital or operating leases in accordance with Accounting Standards Codification, Topic No. 840, Leases (“ASC 840”). When any one of the four test criteria in ASC 840 is met, the lease then qualifies as a capital lease. Capital leases are capitalized at the lower of the net present value of the total amount payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with the Company’s normal depreciation policy for tangible fixed assets. The Company allocates each lease payment between a reduction of the lease obligation and interest expense using the effective interest method. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of the lease term. The Company reports the current and long-term portions of capital lease obligations within accrued expenses and other current liabilities and other non-current liabilities, respectively, on the consolidated balance sheets.
Goodwill
The Company accounts for goodwill under Accounting Standards Codification Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”). Goodwill represents the excess of the fair value of the consideration conveyed in and acquisition over the fair value of net assets acquired.
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
During the year ended December 31, 2022, the Company's share price experienced significant declines. The Company performed a qualitative analysis of impairment over goodwill and noted the following indicators of potential impairment: (i) underperformance in one or more reporting units, (ii) the continued threat of a national recession, and (iii) interest rates rising in response to persistent inflation. Based on these indicators, the Company proceeded to perform a quantitative analysis of potential impairment of goodwill by comparing the fair value of goodwill at each reporting unit to the carrying value. The quantitative assessment considers fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s quantitative analysis considered and evaluated each of the three traditional approaches to value: the income approach, the market approach, and the asset approach. The Company primarily relied on the discounted cash flow method within the income approach and the guideline public company method to value the reporting units. Impairment charges are based on both historic and future expected business results that no longer support the carrying value of the reporting unit. The quantitative assessment determined that goodwill was impaired. As a result, the Company recorded an impairment charge of $9,944 to goodwill.
For the year ended December 31, 2021, the Company performed a qualitative analysis and determined that there were no indicators of impairment. Therefore, no goodwill impairment charge was recorded.
Intangible Assets
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
For the years ended December 31, 2022 and 2021, the Company performed a qualitative analysis and determined that there were no indicators of impairment. Therefore, no impairment charge of its finite-lived intangible assets was recorded.
Investments in Marketable Securities
The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's Consolidated Statements of Operations. The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are classified as current assets if the maturity date is less than one year from the date of purchase and they may be readily liquidated.
Interest income, realized gains and losses on sales of securities, and other-than-temporary declines in the fair value of marketable securities, if any, are included as a component of other income (expense), net in the Consolidated Statements of Operations. The cost of securities sold is based on the First In, First Out method.
At each reporting period, the Company evaluates available-for-sale marketable securities, to the extent the fair value option is not elected, for any credit-related impairment when the fair value of the investment is less than its amortized cost. If the Company determines that the decline in fair value is below the carrying value and this decline is other-than-temporary, credit-related impairment is recognized in the Consolidated Statements of Operations in accordance with ASC 320, Debt Securities. As of December 31, 2022, there were no available-for-sale instruments for which the fair value option was not elected.
Debt
The Company accounts for debt net of debt issuance costs and debt discount. Debt issuance costs and debt discount are capitalized, netted against the related debt for presentation purposes, and amortized to interest expense over the terms of the related debt using the effective interest method.
The Company accounts for bifurcated, debt-classified embedded features separately as derivative liabilities pursuant to Accounting Standards Codification Topic No. 815, Derivatives and Hedging ("ASC 815"). Bifurcated, debt-classified embedded features are recorded at fair value on the Company's balance sheet with subsequent changes in fair value recorded in the Consolidated Statement of Operations each reporting period.
Public Warrants and Private Placement Warrants
Upon completion of the Business Combination, the Company assumed public and private placement warrants that were issued by DFPH in connection with its initial public offering (declared effective by the Securities and Exchange Commission on March 10, 2020) whereby holders of the public and private placement warrants are entitled to acquire common stock of the Company.
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
Prior to the Business Combination, the private placement warrants were accounted for as liabilities per ASC 815-40. The private placement warrants are not considered indexed to the Company’s stock per ASC 815-40 and are therefore recorded as liabilities, given the settlement of the private placement warrants is dependent, in part, on who holds the warrants at the time of the settlement. Warrants classified as liabilities are recorded at their estimated fair value on the Closing Date and are revalued at each subsequent balance sheet date, with fair value changes recognized in other non-operating expense (income) in the accompanying Consolidated Statements of Operations. The Company estimates the value of these warrants using a Binomial Lattice valuation model in a risk-neutral framework.
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
Earnout Shares issuable to Legacy TOI employees is considered a share-based compensation award under Accounting Standards Codification Topic No. 718, Stock Based Compensation (“ASC 718”) due to the requirement that Legacy TOI employees must remain employed by the Company in order to not forfeit such unvested Earnout Shares. Such Earnout Shares are accounted for within equity over the service period. See Note 14 for further discussion.
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
Retirement Plans

The Company provides a qualified 401(K) plan to all eligible employees which is administered through the John Hancock Life Insurance Company (U.S.A.). Employees are eligible to participate in the plan on the first day of the month subsequent to completing two months of service. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. In 2022 and 2021, the Company provided a matching contribution of 100% of the elective deferral that does not exceed 4% of compensation. Participants are always fully vested in their own contributions and the Company’s matching contributions vest immediately. The Company expensed to selling, general and administrative expenses $1,108 and $787 in matching contributions related to the 401(K) plan during the years ended December 31, 2022 and December 31, 2021, respectively.
Share-Based Compensation Plan
The Company accounts for share-based compensation under Accounting Standards Codification Topic No. 718, Compensation - Stock Compensation ("ASC 718"). As required under ASC 718, the Company accounts for employee and nonemployee share-based compensation as an expense in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award. Liability-classified awards are remeasured at fair value each reporting end date. For stock options, the Company estimates grant date fair value using the Black-Scholes-Merton option-pricing model. For restricted stock units (“RSU”), the fair value is based on the Company’s share price on the grant date. Liability-classified awards are settled in a variable number of the Company’s common stock on the vesting date based on a fixed monetary value. The Company accounts for forfeitures as incurred.
Excess tax benefits of awards related to stock option exercises are recognized as an income tax benefit in the Consolidated Statements of Operations and reflected in operating activities in the Consolidated Statement of Cash Flows.

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
The Company's fair value measurement methodology for cash and cash equivalents, accounts receivable, other receivables, and accounts payable approximates fair value because of the short maturity and high liquidity of these instruments. Fair value measurement of investment securities available for sale is based upon quoted prices from active markets, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation methodologies. Level 2 investment securities include US Treasuries purchased in the secondary market that use pricing inputs other than quoted prices in active markets and fair value is determined using pricing models or other valuation methodologies such as broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. Fair value measurements used for the goodwill and intangible assets are based on the discounted cash flow method within the income approach and guideline public company method to value the reporting units, which is considered to be a Level 3 fair value measurement. The unobservable inputs utilized in determining the fair value of goodwill based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant. Inputs used to calculate the fair value based on the market approach include the revenue and EBITDA multiples based on guidelines for similar publicly traded companies and recent transactions. Fair value measurements of derivative warrants and earnout liabilities are based on Binomial Lattice and Monte-Carlo Simulation Models, respectively, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the derivative warrants and earnouts is the expected volatility of the common stock. Fair value measurements of the convertible note warrant and conversion option derivative liabilities are based on the Black-Derman-Toy model implemented in the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the convertible note warrant and conversion option derivative liabilities is the expected volatility of the common stock.
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
Recently Adopted Accounting Standards
Leases
On January 1, 2022, the Company adopted Accounting Standards Update 2016-02, Leases, with various amendments issued in 2018 and 2019 (collectively, ASC 842) using the modified retrospective approach, for leases that existed on January 1, 2022. Due to the Company's modified retrospective adoption, prior periods are still presented in accordance with Accounting Standards Codification, Topic No. 840, Leases (“ASC 840”), with capital leases being capitalized at the lower of the net present value of the total amount payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset and rent for operating leases being expensed on a straight-line basis over the duration of the lease term.
As a result of the Company's adoption of ASC 842, the Company recorded an initial adjustment to the January 1, 2022 balance sheet of $17,832 to operating ROU assets, $4,056 to current portion of operating lease liabilities, $15,104 to long term operating lease liabilities, $43 to property and equipment, net; $19 to other current liabilities; and $21 to other non-current liabilities. The impact of ASC 842 was not material to the Consolidated Statements of Operations.
Other
In May 2021, the FASB issued Accounting Standards Update 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance in ASU 2021-04 requires the issuer to treat a modification of an equity-classified written call option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the option or as termination of the original option and issuance of a new option. The Company adopted ASU 2021-04 as of January 1, 2022. The adoption of this standard did not have an impact on the Company’s Consolidated Statements of Operations or Cash Flows and did not result in a cumulative catch-up adjustment to the opening balance of retained earnings.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which amends ASC 740, Income Taxes. This new standard is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. The guidance in the new standard has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company adopted ASU 2019-12 as of December 31, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, instead of when incurred. In November 2018, the FASB issued Accounting Standard Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”), which amends Subtopic 326-20 (created by ASU 2016-13) to explicitly state that operating lease receivables are not in the scope of Subtopic 326-20. Additionally, in April 2019, the FASB issued Accounting Standard Update 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”); in May 2019, the FASB issued Accounting Standards Update 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”); and in November 2019, the FASB issued Accounting Standards Update 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2019-10”), to provide further clarifications on certain aspects of ASU 2016-13 and to extend the nonpublic entity effective date of ASU 2016-13. The changes (as amended) are effective for the Company for annual and interim periods in fiscal years beginning January 1, 2023. ASU 2016-13 will not have a material effect on its consolidated financial statements.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). Under ASU 2021-08, an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contract with Customers (“ASC 606”). The guidance is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. The Company will adopt ASU 2021-08 on January 1, 2024 on a prospective basis. The Company is currently evaluating the effect of ASU 2021-08 on the Company’s consolidated financial statements and related disclosures.
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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Percentage of Net Revenue:
Payor A	13%	17%
Payor B	16%	14%
The concentration of gross receivables on a percentage basis for major payors at December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Percentage of Gross Receivables:
Payor B	13%	19%
Payor C	10%	14%
All of the Company’s revenue is generated from customers located in the United States.

Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Percentage of Cost of Sales:
Vendor A	76%	50%
Vendor B	21%	48%
The concentration of gross payables on a percentage basis for major payors at December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Percentage of Gross Payables:
Vendor A	66%	39%
Vendor B	N/A	47%
COVID-19 Pandemic
In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this coronavirus, a pandemic. The resulting measures to contain the spread and impact of COVID-19 and other developments related to COVID-19 have affected the Company’s results of operations during 2021 and 2022. Where applicable, the impact resulting from the COVID-19 pandemic has been considered, including updated assessments of the recoverability of assets and evaluation of potential credit losses. As a result of the COVID-19 pandemic, federal and state governments passed legislation, promulgated regulations, and took other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In total, the CARES Act, PPPHCE Act and the CAA authorized $178,000,000 in funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition, the CARES Act provided for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During the year ended December 31, 2021, the Company was a beneficiary of these stimulus measures. The Company’s accounting policies for the recognition of these stimulus monies is as follows.
The Company directly received $4,993 in Paycheck Protection Program (“PPP”) loans under the CARES Act and indirectly received an additional $332 in PPP loans through acquisitions (see Note 16). PPP loans may be eligible for forgiveness if the funds were used for eligible payroll costs, payments on business mortgage interest payments, rent, or utilities during either the 8- or 24-week period after disbursement. The Company elected to account for the loans as current debt until such loans were forgiven. Forgiveness for $4,957 of the PPP loans was received during the year ended December 31, 2021. As of December 31, 2022, the balance of all PPP loans has been forgiven. As such, the Company recognized the loan principal balance and accrued interest as a gain on loan forgiveness in the Consolidated Statement of Operations.
The Company received $2,727 from CMS under the Accelerated and Advance Payment Program which is an advance on future Medicare payments and will be recouped from future payments due to the Company by Medicare after 120 days. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped against Medicare payments according to the repayment terms. As of December 31, 2021, the Medicare accelerated payments are reflected within accrued expenses and other current liabilities in the consolidated balance sheets. As of December 31, 2022, the Company repaid all advances received from CMS under the Accelerated and Advance Payment Program.

The Company received funding from United States Department of HHS as part of the Provider Relief Funding under the CARES Act. Provider Relief Funding is paid in the form of a grant and does not require repayment if used to cover lost revenue, as defined, attributable to COVID-19 and healthcare-related expenses, as defined, including qualifying direct labor, paid or purchased to prevent, prepare for, and respond to COVID-19. Under International Accounting Standard No. 20, Accounting for Government Grants (“IAS 20”), grants are recognized when an entity has reasonable assurance that 1) it will comply with the relevant conditions and 2) the grant will be received. The Company recognized $1,023 in other income related to HHS funding during the year ended December 31, 2021 by applying IAS 20 by analogy.
Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable.
Accounts Receivable as of December 31, 2022 and December 31, 2021 consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Oral drug accounts receivable	$4,165	$2,097
Capitated accounts receivable	1,623	665
FFS accounts receivable	26,313	12,530
Clinical trials accounts receivable	2,443	1,823
Other trade receivables	5,272	2,892
Total	$39,816	$20,007
During the years ended December 31, 2022 and 2021, the Company had net bad debt recoveries of $169, and bad debt recoveries of $465, respectively, and bad debt expense of $307 and $48, respectively. Bad debt write-offs were a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Year Ended December 31,
	2022	2021
Patient services
Capitated revenue	$61,341	$54,285
FFS revenue	105,444	69,789
Subtotal	166,785	124,074
Dispensary revenue	79,343	72,550
Clinical research trials and other revenue	6,355	6,379
Total	$252,483	$203,003
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of December 31, 2022 and December 31, 2021. Refer to Note 4 for accounts receivable as of December 31, 2022 and December 31, 2021.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of December 31, 2022 and December 31, 2021, contract liabilities amounted to $1,139 and $220, respectively. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities.
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
The Company’s inventories as of December 31, 2022 and December 31, 2021 were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Oral drug inventory	$2,130	$1,484
IV drug inventory	7,131	4,954
Total	$9,261	$6,438
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other non-operating expense (income) on the Company's Consolidated Statements of Operations. The Company’s investments in cash equivalents and marketable securities at December 31, 2022 is as follows:

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$2,573	$—	$—	$2,573
Marketable securities:
Short-term U.S. Treasuries	59,876	6	(86)	59,796
Long-term U.S. Treasuries	58,652	—	(298)	58,354
Total available for sale securities	$121,101	$6	$(384)	$120,723
The contractual maturities of the Company's investments in cash equivalents and marketable securities as of December 31, 2022 is as follows:

(in thousands)	Due in One Year or less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$2,573	$—	$—	$2,573
Marketable securities:
Short-term U.S. Treasuries	59,796	—	—	59,796
Long-term U.S. Treasuries	10,523	47,831	—	58,354
Total available for sale securities	$72,892	$47,831	$—	$120,723

The Company recorded a net unrealized loss of $378 for the year ended December 31, 2022. At December 31, 2022, eight securities were in an unrealized loss position. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the global pandemic, rising inflation, and conflict between Russia and Ukraine. We do not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. There were no investment securities held as of December 31, 2021.
Accrued interest receivable on cash equivalents and marketable securities was $274 and $0, respectively, at December 31, 2022 and December 31, 2021, and is included within other receivables in the Consolidated Balance Sheets.
Fair Value Measurements
The following tables present the carrying amounts of the Company’s financial instruments at December 31, 2022 and December 31, 2021:

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Treasury bills	$2,573	$—	$2,573	—
Marketable securities	59,796	—	59,796	—
Non-current investments	58,354	—	58,354	—
Goodwill	21,418	—	—	21,418
Financial liabilities:
Derivative warrant liabilities	$350	—	—	$350
Earnout liabilities	803	—	—	803
Conversion option derivative liabilities	3,960	—	—	3,960

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial liabilities:
Derivative warrant liabilities	2,193	—	—	2,193
Earnout liabilities	60,018	—	—	60,018
The carrying amounts of cash, accounts receivable, other receivables, and accounts payable approximate fair value because of the short maturity and high liquidity of these instruments.
The Company measures its investments (including cash equivalents, marketable securities, and non-current investments) at fair value on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy. Investment securities, including U.S. Treasury Bills purchased in the secondary market and U.S. Treasury bonds, are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies. The Company measures its derivative warrant, earnout, convertible note warrant derivative liability, optional redemption derivative liability and conversion option derivative liability on a recurring basis and classifies those instruments within Level 3 of the fair value hierarchy because unobservable inputs are used to measure fair value. See Note 2 for a summary of the Company’s policies relating to fair value measurements, and Note 11 for more detail on the convertible note warrant, optional redemption, and conversion option derivative liabilities.
The Company measures goodwill at fair value on a nonrecurring basis and classifies goodwill within Level 3 of the fair value hierarchy. Due to significant declines in the Company's share price during the year ended December 31, 2022, the Company performed qualitative and quantitative analysis of impairment over goodwill and determined goodwill was impaired. As a result, the Company recorded an impairment charge of $9,944. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rate of 25.0% and various revenue growth rates utilized in the financial forecast of future cash flows. See Note 2 for further detail on the impairment evaluation and Note 18 for goodwill.

The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis at December 31, 2022:

(in thousands)	Private Warrant Liability	Earnout Liability	Conversion Option Derivative Liability
Balance at December 31, 2020	$—	$—	$—
Private placement warrant liability acquired as part of the Business Combination	5,879	—	—
Earnout liability acquired as part of the Business Combination	—	84,909	—
Decrease in fair value included in other expense	(3,686)	(24,891)	—
Balance at December 31, 2021	$2,193	$60,018	$—
Conversion option derivative liability acquired (See Note 11 for detail)	—	—	28,160
Decrease in fair value included in other expense	(1,843)	(59,215)	(24,200)
Balance at December 31, 2022	$350	$803	$3,960
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

	December 31, 2022
	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$1.65	$1.65	$1.65	$1.65	$1.65
Term (in years)	3.87	1.54	1.55	4.61	4.61
Volatility	71.80%	70.00%	70.00%	40.00%	40.00%
Risk-free rate	4.08%	4.45%	4.45%	3.99%	3.99%
Dividend yield	—	—	—	—	—
Cost of equity	—	13.60%	13.60%	—	—

	December 31, 2021
	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout
Unit price	$9.75	$9.75	$9.75
Term (in years)	4.87	1.87	2.87
Volatility	12.80%	35.00%	35.00%
Risk-free rate	1.24%	0.94%	0.94%
Dividend yield	—	—	—
Cost of equity	—	11.14%	11.14%
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

	August 9, 2022
	(Initial Measurement)
	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$6.63	$6.63
Term (in years)	5.00	5.00
Volatility	42.5%	42.5%
Risk-free rate	3.0%	3.0%
Dividend yield	—	—
Cost of equity	—	—
There were no transfers between fair value measurement levels during the years ended December 31, 2022 and 2021.
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
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	December 31, 2022	December 31, 2021
Computers and software	60 months	$2,139	$961
Office furniture	84 months	606	343
Leasehold improvements	Shorter of lease term or estimated useful life	6,655	3,387
Medical equipment	60 months	1,138	805
Construction in progress		1,144	518
Finance lease ROU assets	Shorter of lease term or estimated useful life	371	162
Less: accumulated depreciation		(3,506)	(1,984)
Total property and equipment, net		$8,547	$4,192
Depreciation expense for the years ended December 31, 2022 and 2021 was $1,526 and $826, respectively.

Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2022 and December 31, 2021 consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Compensation, including bonuses, fringe benefits, and payroll taxes	$5,310	$3,325
Contract liabilities	1,139	262
Directors and officers insurance premiums	3,010	5,009
Deferred acquisition and contingent consideration (see Note 16)	802	2,359
Accrued interest	1,100	—
Other liabilities	3,234	2,969
Total accrued expenses and other current liabilities	$14,595	$13,924
Contract liabilities as of December 31, 2022 and December 31, 2021 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a financing arrangement to pay premiums for directors’ and officers’ (“D&O”) insurance coverage to protect against such losses on November 12, 2021. As of December 31, 2022, the remaining D&O principal balance was $3,010, all of which is due to be paid before December 31, 2023 and classified as a current liability.
Note 10. Leases
The Company leases clinics, office buildings, and certain equipment under noncancellable financing and operating lease agreements that expire at various dates through November 2031. See Note 2 for a summary of the Company’s policies relating to leases, and the Company's adoption of Accounting Standards Update 2016-02, Leases (ASC 842), as of January 1, 2022.
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
The Company has determined that periods covered by options to extend the Company's leases are excluded from the lease terms as it is not reasonably certain the Company will exercise such options. Operating lease expenses, including expenses related to short-term leases, were $6,364, $4,281, and $3,680, respectively, for the years ended December 31, 2022, 2021, and 2020.
Lease Expense
The components of lease expense were as follows for the year ended December 31, 2022:

(in thousands)	Year Ended December 31, 2022
Operating lease costs:	$6,002
Finance lease costs:
Amortization of ROU asset	$62
Interest expense	$8
Other lease costs:
Short-term lease costs	$362
Variable lease costs	$967
Total lease costs	$7,401
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.

Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to December 31, 2022 are as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$6,637	$84
2024	6,202	77
2025	5,576	42
2026	4,834	39
2027	3,877	29
Thereafter	4,600	—
Total future lease payment	$31,726	$271
Less: amount representing interest	(4,168)	(30)
Present value of future lease payment (lease liability)	$27,558	$241
Reported as:
Lease liabilities, current	$5,498	$72
Lease liabilities, noncurrent	22,060	169
Total lease liabilities	$27,558	$241
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of December 31, 2022:

December 31, 2022
Weighted-average remaining lease term (in years)
Operating	5.32
Finance	3.75
Weighted-average discount rate
Operating	4.94%
Finance	6.02%
Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the year ended December 31, 2022.

(in thousands)	Year Ended December 31, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$5,342
Financing cash payments for finance leases	73
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$30,800
Finance leases	203
During the year ended December 31, 2022, ROU assets of $11,668 were obtained in exchange for lease obligations.
Lease Modifications
During the year ended December 31, 2022, the Company expanded its lease space and extended its lease term for two clinics and two corporate offices in California. These expansions and extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, in the year ended December 31, 2022, the

Company recognized the difference of $2,186 as an increase to the operating lease liability; $2,052, net of lease incentives, as an increase to operating lease right-of-use asset, and $39 as a net increase to rent expense.
Operating Lease Contractual Commitments
As of December 31, 2021, future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments were:

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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain a minimum unrestricted cash and Cash Equivalent balance of $40,000 and a minimum net quarterly revenues of $50,000 during fiscal year 2023; $75,000 during fiscal year 2024; and $100,000 during fiscal year 2025. Cash Equivalents as defined by the Facility Agreement means (a) any readily-marketable securities (i) issued by, or directly, unconditionally and fully guaranteed or insured by the United States federal government or (ii) issued by any agency of the United States federal government the obligations of which are fully backed by the full faith and credit of the United States federal government, (b) any readily-marketable direct obligations issued by any other agency of the United States federal government, any state of the United States or any political subdivision of any such state or any public instrumentality thereof, in each case having a rating of at least “A-1” from S&P or at least “P-1” from Moody’s, (c) any commercial paper rated at least “A-1” by S&P or “P-1” by Moody’s and issued by any Person organized under the laws of any state of the United States, (d) any United States dollar-denominated time deposit, insured certificate of deposit, overnight bank deposit or bankers’ acceptance issued or accepted by any commercial bank that (A) is organized under the laws of the United States, any state thereof or the District of Columbia, (B) is “adequately capitalized” (as defined in the regulations of its primary federal banking regulators) and (C) has Tier 1 capital (as defined in such regulations) in excess of $250,000 and (e) shares of any United States money market fund that (i) has substantially all of its assets invested continuously in the types of investments referred to in clause (a), (b), (c) and/or (d) above with maturities as set forth in the proviso below, (ii) has net assets in excess of $500,000 and (iii) has obtained from either S&P or Moody’s the highest rating obtainable for money market funds in the United States; provided, however, that the maturities of all obligations specified in any of clause (a), (b), (c) and (d) above shall not exceed one year. Additionally, the Registration Rights Agreement requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of December 31, 2022.
Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of predefined formulae, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of December 31, 2022. No Conversion Shares were issued as of December 31, 2022.
The Company evaluated the Conversion Options of the Senior Secured Convertible Note under ASC 815 and concluded that they require bifurcation from the host contract as a separate unit of account. The Conversion Options do not meet the criteria to be classified in stockholders’ equity and hence, are accounted for as a derivative liability remeasured at fair value at each balance sheet date with changes in fair value reported in earnings.
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
Optional Redemption
The Facility Agreement also provides the Company the right to redeem the outstanding principal amount of each note (“Optional Redemption”) for the principal amount, plus undiscounted interest. The Company shall not affect any Optional Redemption under this Senior Secured Convertible Note unless along with this, the Company effects an optional redemption under all other notes in accordance with the terms thereof, on a pro rata basis, based upon the respective applicable original principal amount of each of the notes outstanding as of the date the notice for Optional Redemption is delivered to the holders.
The Company evaluated the Optional Redemption feature of the Senior Secured Convertible Note under ASC 815 and concluded that it requires bifurcation from the host contract as a separate unit of account. The Optional Redemption feature does not meet the criteria to be classified in stockholders’ equity and hence, is accounted for as a derivative liability remeasured at fair value at each balance sheet date with changes in fair value reported in earnings. The fair value of the Optional Redemption feature is de minimis.
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
The Company evaluated the Convertible Note Warrants of the Senior Secured Convertible Note under ASC 815 and concluded that they require bifurcation from the host contract as a separate unit of account. The Convertible Note Warrants do not meet the criteria to be classified in stockholders’ equity and hence, are accounted for as a derivative liability remeasured at fair value at each balance sheet date with changes in fair value reported in earnings.
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
As of December 31, 2022, there are no Convertible Note Warrants outstanding.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 4.61 years remain).
The total issuance costs of $4,924 was allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company immediately expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 4.61 years remain).
Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of December 31, 2022 consists of the following:

December 31, 2022
Senior Secured Convertible Note, due August 9, 2027	$110,000
Less: Unamortized debt issuance costs	3,454
Less: Unamortized debt discount	25,925
Long-term debt, net of unamortized debt discount and issuance costs	$80,621
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the year ended December 31, 2022, the effective yield was 13.38%. The amount of debt issuance costs included in interest expense for the year ended December 31, 2022 was $2,444. The Company had interest expense of $1,772 on the Credit Agreement term loan for the year ended December 31, 2022, including $1,100 of accrued interest as of December 31, 2022.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).

Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of December 31, 2022:

(in thousands)
2023	$—
2024	—
2025	—
2026	—
2027	110,000
Total debt	$110,000
PPP Loan
The Company recorded a PPP loan as a result of the acquisition of the practice of Leo E. Orr, MD on November 12, 2021 with Pacific Western Bank in the amount of $183, with interest bearing at 1%. The maturity date of the loan is October 24, 2026. The application for the PPP funds required an entity to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the entity. This certification further required the entity to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the entity having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. During the year ended December 31, 2022, the Company received notice of forgiveness of its PPP loan and accordingly has recognized the loan principal balance and accrued interest as a gain on loan forgiveness in the Consolidated Statement of Operations.
Note 12. Income Taxes
The components of the provision (benefit) for income taxes consists of:

(in thousands)	Current	Deferred	Total
Year ended December 31, 2022:
U.S. federal	$—	$(135)	$(135)
State and local	20	(128)	(108)
	$20	$(263)	$(243)

(in thousands)	Current	Deferred	Total
Year ended December 31, 2021:
U.S. federal	$(180)	$(904)	$(1,084)
State and local	751	(338)	413
	$571	$(1,242)	$(671)
The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 21% to pretax income from operations because of the effect of the following items:

(in thousands)	Year Ended December 31,
	2022	2021
Income tax at federal statutory rate	$(19)	$(2,436)
State tax, net federal benefit	(101)	(241)
Meals and entertainment	14	11
Transaction costs	684	349
Fines and penalties	—	28
Stock based compensation	1,411	(122)
Warrant expense	(387)	(774)

(in thousands)	Year Ended December 31,
	2022	2021
Earnout expense	(12,435)	(5,227)
PPP loan forgiveness	—	(1,058)
162(m) Analysis	—	1,717
162(m) Deferred haircut	1,433	—
163(l) Interest expense limitation	885	—
DFP derivative expense	(5,082)	—
Goodwill impairment	569	—
Prior year deferred true-ups	(2,100)	—
Other state items	24	—
Change in valuation allowance	14,856	6,941
Other	5	141
Income tax (benefit) expense	$(243)	$(671)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below.

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Deferred rent	$—	$173
Accrued Expenses	1,293	606
Net operating loss carryforwards	26,357	12,686
Impaired assets	1,313	1,751
Deferred revenue	334	77
Stock based compensation	3,497	1,088
Interest expense limitation	21	—
Charitable contributions	1	—
Tenant improvement allowance	(43)	—
ROU Lease liability	7,913	—
Financing lease liability	177	—
Unrealized gain/loss	112	—
Intangibles	2,530	—
Total gross deferred tax assets	43,505	16,381
Valuation allowance	(34,915)	(14,719)
Net deferred tax assets	$8,590	$1,662
Deferred tax liabilities:
Property, plant, and equipment	$(1,507)	$(706)
Intangibles	—	(1,327)
ROU Asset	(7,013)	0
Financial lease asset	(176)	0
IRC 174 expenditures	(2)	0
Total gross deferred liabilities	$(8,698)	$(2,033)
Net deferred tax liabilities	$(108)	$(371)
The valuation allowance for deferred tax assets as of December 31, 2022 and 2021, was $34,915 and $14,719, respectively. The net change in the total valuation allowance was an increase of $20,196 in 2022 and an increase of $9,268 in 2021.
The valuation allowance at December 31, 2022 was primarily related to net operating loss carryforwards of TOI, Inc., TOI CA, and TOI FL that, in the judgment of management, are not more likely than not to be realized. TOI Inc., TOI CA, TOI FL, and TOI TX will elect to file a consolidated 2022 federal return and state income tax return. Accordingly, net operating losses of TOI CA, TOI FL, and TOI TX can offset taxable income of TOI Parent for federal and state tax purposes. Deferred tax assets and deferred tax liabilities have been separately determined for all groups, as has the valuation allowance assessment for each. The table above reflects the combined deferred tax assets, deferred tax liabilities, and valuation allowance for TOI Inc., TOI CA, TOI FL, and TOI TX. Of the $34,915 total valuation allowance, $24,967 is attributable to the Federal Group, $9,928 is attributable to TOI CA, $18 is attributable to TOI FL, and $2 to TOI TX.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect of available carry back and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2022. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
At December 31, 2022, the Company has net operating loss carryforwards for Federal income tax purposes of $91,435, with $73,071 attributable to the Practice and $18,364 attributable to TOI Parent, which are available to offset future Federal taxable income of the Practice and Parent indefinitely. The Company has net operating loss carryforwards for state income tax purposes of $85,733, of which $68,617 is attributable to the Practice and will begin to expire after 2040, and $17,116 is attributable to Parent and will begin to expire after 2041.
Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We are in the process of completing an analysis to determine whether there was a change in ownership during the year ended December 31, 2022 in order to determine if there is a limitation on pre-ownership NOLs. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If it is determined that an ownership change has occurred as a result of the Business Combination or we undergo an ownership change in the future, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration.
The deferred tax asset associated with the Company’s federal and state net operating losses are fully offset by a valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2022 and 2021 is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Beginning balance of unrecognized tax benefits	$99	$1,903
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions of prior years	—	(1,804)
Reductions due to lapse of applicable statute of limitation	—	—
Settlements	—	—
Ending balance of unrecognized tax benefits	$99	$99
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
The Company is subject to taxation in the U.S., California, Arizona, and Florida. As of December 31, 2022, the statute of limitations remains open for tax year 2018 through the current year.

Note 13. Stockholders' Equity
The Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization described in Note 1. The balances as of December 31, 2022 from the consolidated financial statements of Legacy TOI as of that date, share activity (Legacy TOI preferred stock, Legacy TOI common stock, and additional paid-in capital) and per share amounts were retroactively adjusted, where applicable, using the Common Stock Exchange Ratio (as defined below).
Common Stock
Upon the Closing Date of the Business Combination on November 12, 2021, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 500,000,000 shares of common stock with a par value of $0.0001. As of December 31, 2022 and December 31, 2021, there were 73,265,621 and 73,249,042 shares, respectively, of common stock outstanding.
In connection with the Closing Date, all previously issued and outstanding shares of Legacy TOI preferred stock were converted into Legacy TOI common stock and received (i) shares of Company common stock pursuant to a 591:1 ratio of Company common shares to Legacy TOI common shares (the "Common Stock Exchange Ratio") and ii) cash. The Company has retroactively adjusted shares issued and outstanding prior to November 11, 2021 to give effect to the Common Stock Exchange Ratio to determine the number of shares of common stock into which they were converted.
Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of December 31, 2022.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date and as of December 31, 2021, there were 163,510 shares of preferred stock outstanding. As of December 31, 2022, there were 165,045 shares of preferred stock outstanding.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of December 31, 2022.

Assumed Public Warrants and Private Placement Warrants
Following the consummation of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of December 31, 2022, there are 5,749,986 public warrants outstanding and 3,177,542 private placement warrants outstanding.
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
Share Repurchase Program
On May 10, 2022, the Company's Board consented to the adoption and approval of the Share Repurchase Program, authorizing up to $20,000 to be spent on the repurchase of the Company's common stock, expiring on December 31, 2022. The Company repurchased and immediately retired 1,500,000 shares of its common stock for $9,000 from a related party (see Note 21) during the year ended December 31, 2022.
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
Stock Options are exercised from the pool of shares designated by the appropriate Committee of the Board of Directors. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The grant date fair value of the service vesting and the performance vesting options is recognized as an expense over the requisite service period or vesting period and upon the achievement of the performance condition deemed probable of being achieved, respectively. The exercise price of each Stock Option shall be determined by the Committee and may not be less than the fair market value of the common stock on the date of grant. Stock Options have 10-year terms, after which they expire and are no longer exercisable.
The total number of shares of common stock for which Stock Options may be granted under the 2019 Plan shall not exceed 13,640. The 2019 Plan was amended on November 6, 2020, pursuant to which the total number of common shares for which Stock Options may be granted under the 2019 Plan shall not exceed 15,640.
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
As of December 31, 2022, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 8,808,435.
The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the units granted during the years ended December 31, 2022 and 2021 Stock Options are provided in the following table:

	December 31, 2022	December 31, 2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	35.0% to 60.0%	35.00% to 40.20%
Risk-free interest rate	2.33% to 3.87%	0.76% to 1.30%
Expected term (years)	5.75 to 6.65	7.00
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the years ended December 31, 2022 and 2021 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2022	6,921,180	$0.88
Granted	2,940,064	4.67
Exercised	(973,389)	0.90
Forfeited	(836,505)	2.35
Expired	(1,876)	0.97
Balance at December 31, 2022	8,049,474	$2.14	7.64	$4,081
Vested Options Exercisable at December 31, 2022	2,860,085	$1.34	6.90	$2,061

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2021	8,683,952	$0.85
Granted	1,182,218	1.08
Exercised	(2,175,986)	0.87
Forfeited	(769,004)	0.87
Expired	—	—
Balance at December 31, 2021	6,921,180	$0.88	8.92	$61,379
Vested Options Exercisable at December 31, 2021	1,821,909	$0.87	7.78	$16,185
Total share-based compensation expense during the years ended December 31, 2022 and 2021 was $11,602 and $1,775, excluding costs associated with rolled over units and new units issued or replaced in connection with the Business Combination, respectively. In addition, pursuant to the Business Combination, the Company accelerated and settled in cash 3,724 Legacy TOI Stock Options in a total cash amount of $20,597. The Company recognized compensation expense in the amount of $19,953 related to the share-based compensation units that are subject to performance vesting conditions immediately prior to the Business Combination.
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
At December 31, 2022 there was $22,521 of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan and 2019 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.67 and 2.98 years for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company received $858 in cash and $2,799 in tax benefit from the stock options exercised. The total fair value of common shares vested during the years ended December 31, 2022 and 2021 was $2,951 and $1,349, respectively.
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
Agajanian Holdings (“Holdings”), a holder of Series A Preferred Stock of Legacy TOI, entered into arrangements with physicians employed by the TOI PCs to issue RSAs which represent Series A Preferred Stock of Legacy TOI. The Legacy TOI RSAs only have performance vesting requirements linked to the sale of the Company so long as the grantee remains continuously and actively employed by the Company’s subsidiaries through the vesting date.
Conversion of the RSAs
Each of the Legacy TOI RSAs, from the Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an RSU equal to the product (rounded down to the nearest whole number) of (i) the number of shares of RSAs immediately prior to the Business Combination, (ii) conversion rate of 1:10 of the Series A Preferred Stock of Legacy TOI, and (iii) the Common Stock Exchange Ratio. Following the Business Combination, each RSU is no longer subject to the sale of the Company event in order to vest, but was modified to include service requirements only. The service vesting requirement states that: (i) 16.67% of the RSUs shall vest on the sixth month anniversary of the Closing Date, and (ii) the remaining 83.33% shall vest on an equal quarterly-basis, so long as the grantee has remained continuously employed by the Company from the date of the award through the third anniversary of the grant date. The Company treated the RSUs that were previously subject to performance conditions as a new award granted at the Closing Date. All RSAs activity was retroactively restated to reflect the RSUs.
As of the Closing Date, the 2,210 RSAs outstanding under the Plan were converted into 1,291,492 RSUs upon the completion of the Business Combination after effect of the Common Stock Exchange Ratio. This effect of the Common Stock Exchange Ratio has been retroactively adjusted throughout our consolidated financial statements.
The weighted-average grant date fair values of the RSUs granted during the year ended December 31, 2022 and 2021 were determined to be $5.74 and $10.98, respectively, based on the fair value of the Company’s common shares at the grant date.

A summary of the activity for the RSUs and RSAs for the years ended December 31, 2022 and 2021, respectively, are shown in the following tables:

	Year Ended December 31,
	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,291,492	$10.98	1,390,839	10.98
Granted	2,163,135	5.74	—	—
Vested	(760,973)	9.31	—	—
Forfeited	(587,114)	7.21	(99,347)	10.98
Unvested at end of year	2,106,540	$7.25	1,291,492	$10.98

The total share-based compensation expense during the year ended December 31, 2022 was $8,284 related to the RSUs. The total share-based compensation expense during the period between the Closing Date and December 31, 2021 was $640 related to the RSUs.
As of December 31, 2022, there was $15,281 of unrecognized compensation expense related to the RSUs and RSAs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.40 years as of December 31, 2022. As of December 31, 2022, 64,331 RSU shares were net settled to cover the required withholding tax upon vesting.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of TOI to issue RSUs of the Company (“Medical RSUs”). Vesting on each annual Medical RSU award is dependent on the participant performing a specified minimum number of service hours during the calendar year (“one-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first quarter of the calendar year following the one-Year Term.
The number of Medical RSUs granted to each such participant is determined by dividing a fixed monetary value by the trailing five-day closing price per share of the Common Stock preceding the grant date. Due to the calculation, some Medical RSU awards are liability-classified whereas other Medical RSU awards have a fixed number of shares and are equity-classified.
In the fourth quarter of 2022, the Company amended the terms of Medical RSUs previously issued to approximately 21 participants during the first quarter of 2022. The amendment primarily updated the vesting period and conditions. The original terms of the Medical RSU awards were deemed improbable of vesting at the modification date whereas the amended Medical RSU awards were deemed probable of vesting at the modification date, and thus are a Type III modification under ASC 718. The modification to the Medical RSUs resulted in $187 incremental share-based compensation expense before forfeitures, $(11) after accounting for forfeitures related to participants who did not perform the minimum number of service hours specified, recorded in the Company's statement of operations.
The total fair value of the liability-classified Medical RSU awards granted in 2022 and outstanding as of December 31, 2022 was approximately $264, which represents the fixed monetary value of the awards. The weighted-average grant-date fair value, based on the Company’s share price on the modification date, was $3.56 for equity-classified Medical RSUs granted during 2022 and outstanding as of December 31, 2022
A summary of the activity for the equity-classified Medical RSUs for the year ended December 31, 2022 is shown in the following table:

Number of Shares
Balance at January 1, 2022	—
Granted	208,881
Vested	—
Forfeited	(61,411)
Balance at December 31, 2022	147,470

Total compensation costs for Medical RSUs were $618 for the year-ended December 31, 2022. As of December 31, 2022, there was $278 of unrecognized compensation expense related to these Medical RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 0.25 years as of December 31, 2022. As of December 31, 2022, none of the Medical RSUs have vested.
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
The grant date fair value of the First Earnout Tranche and Second Earnout Tranche as of Closing Date was determined to be $8.35 and $6.76, respectively. The assumptions used in the Monte-Carlo Simulation model for the Earnout Shares granted on the Closing Date are provided in the following table:

November 12, 2021
Valuation assumptions
Expected dividend yield	—%
Expected volatility	35.00%
Risk-free interest rate	0.85%
A summary of the activity for the Employees Earnout Shares for the years ended December 31, 2022 and 2021 is shown in the following tables:

	Year Ended December 31,
	2022	2021
Outstanding at beginning of year	1,602,435	—
Granted	—	1,603,322
Forfeited	(184,803)	(887)
Outstanding at end of year	1,417,632	1,602,435
The total share-based compensation expense during the year ended December 31, 2022 was $7,911, related to the Employees Earnout Shares, respectively. The total share-based compensation expense during the period between the Closing Date and December 31, 2021 was $2,167.
As of December 31, 2022, there was $552 of unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest. That cost is expected to be recognized over a weighted average period of 0.05 years as of December 31, 2022. As of December 31, 2022, none of the Employee Earnout Shares have vested.
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
Legal Matters
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. In the opinion of Management, the outcome of such matters will not have a material effect on the Company’s consolidated financial statements. Loss contingencies entail uncertainty and a possibility of loss to an entity. If the loss is probable and the amount of loss can be reasonably estimated, the loss should be accrued according to Accounting Standards Codification No. 450-20, Disclosure of Certain Loss Contingencies. As of December 31, 2021, the Company settled and accrued for a loss contingency for a legal matter related to an employee lawsuit for $350, which was then paid in 2022.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of December 31, 2022 and December 31, 2021.
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

Note 16. Business Combinations
During the year ended December 31, 2021, the Company merged with DFPH with the intent to raise capital and gain access to the public markets. Additionally, the Company closed on five business combinations and one asset acquisition, consistent with the intent to strategically grow its existing markets and expand into new markets. During the year ended December 31, 2022, the Company closed on five business combinations and one asset acquisition.
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
All periods prior to the Closing Date reflect the balances and activity of Legacy TOI. The consolidated balances as of December 31, 2020 from the audited consolidated financial statements of Legacy TOI as of that date, share activity (convertible redeemable preferred stock and common stock) and per share amounts in these Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders' Equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 591:1. All previously issued and outstanding shares of Legacy TOI preferred stock classified as mezzanine equity were converted into Legacy TOI common stock and was retroactively adjusted and reclassified to permanent equity as a result of the reverse recapitalization. As a result of the Business Combination, $142,557 of additional paid-in capital was recognized.
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
Grant Practice Acquisition
On November 12, 2021 ("Grant Acquisition Date"), the Company acquired certain non-clinical assets of Ellsworth Grant, M.D., A Medical Corporation (the “Grant Practice”) from Ellsworth Grant, M.D. (“Dr. Grant”). Further, TOI CA acquired certain clinical assets of the Grant Practice from Dr. Grant. Intangible assets of $450 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years The Company transferred cash consideration of $849 and contingent consideration of $200 to Dr. Grant for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the Grant Acquisition Date (November 12, 2022 and 2023, respectively), pending Dr. Grant's continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Grant. As of December 31, 2022, the first installment of the contingent cash consideration was paid to Dr. Grant.
The Grant Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Orr Practice Acquisition
On November 12, 2021 ("Orr Acquisition Date"), the Company acquired certain non-clinical assets of Leo E. Orr, M.D., Inc. (the “Orr Practice”) from Leo E. Orr, M.D. (“Dr. Orr”). Further, TOI CA acquired certain clinical assets of the Orr Practice from Dr. Orr. Intangible assets of $150 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years. The Company transferred cash consideration of $816 and contingent consideration of $200 to Dr. Orr for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the Orr Acquisition Date (November 12, 2022 and 2023, respectively), pending Dr. Orr's continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Orr. As of December 31, 2022, the first installment of the contingent cash consideration was paid to Dr. Orr.
The Orr Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Dave Practice Acquisition
On November 19, 2021 ("Dave Acquisition Date"), the Company acquired certain non-clinical assets of Sulaba Dave M.D., d.b.a. Radiation Oncology Associates (the “Dave Practice”) from Sulaba Dave M.D. (the “Dr. Dave”). Further, TOI CA acquired certain clinical assets of the Dave Practice from Dr. Dave. Intangible assets of $77 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 2 years. The Company transferred cash consideration of $2,000 and contingent consideration of $750 to Dr. Dave for the purchase. The contingent cash consideration is to be paid in three equal installments on the six, twelfth, and eighteen month anniversaries of the Dave Acquisition Date (May 19, 2022, November 19, 2022, and May 19, 2023, respectively), pending Dr. Dave's continued employment and certain patient metrics being met at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Dave. As of December 31, 2022, the first two installments of the contingent cash consideration was paid to Dr. Dave.
The Dave Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Yang Practice Acquisition
On December 9, 2021 ("Yang Acquisition Date"), the Company, acquired certain non-clinical assets of Global Oncology, Inc. (the “Yang Practice”) from Dr. Honghao Yang M.D. (“Dr. Yang”). Further, TOI CA acquired certain clinical assets of the Practice from Dr. Yang. Intangible assets of $68 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years. The Company transferred cash consideration of $4,615 and contingent consideration of $2,500 to Dr. Yang for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the Yang Acquisition Date (December 9, 2022 and 2023, respectively), pending Dr. Yang's continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Yang. As of December 31, 2022, the first installment of the contingent cash consideration was paid to Dr. Yang.
The Yang Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Perkins Practice Acquisition
On April 30, 2022 ("Perkins Acquisition Date"), the Company acquired certain non-clinical assets of California Oncology of the Central Valley Medical Group, Inc., (the “Perkins Practice”) from Christopher Perkins, M.D. (“Dr. Perkins”). Further, TOI CA acquired certain clinical assets of the Perkins Practice from Dr. Perkins. In conjunction with the acquisition, the Company also entered into a Professional Service Agreement with Oncology Associates of Fresno Medical Group, Inc. Intangible assets were recognized pursuant to the acquisition in the form of trade names of $2,480 and clinical contracts of $70, with weighted average amortization periods of 10 years and 5 years respectively. The Company transferred cash consideration of $8,920 and contingent consideration of $2,000 to Dr. Perkins for the purchase. The contingent cash consideration was to be paid in two equal installments on the first and second anniversary of the transaction closing date (April 29, 2023 and 2024, respectively), pending Dr. Perkins' continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Perkins. The contingent consideration is accounted for as post-combination compensation expense to Dr. Perkins. As of December 31, 2022, Dr. Perkins is no longer employed by TOI and therefore, no contingent consideration will be paid thereby reducing compensation expense in subsequent periods.
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
De La Rosa Costa Practice Acquisition
On October 7, 2022 ("De La Rosa Costa Acquisition Date"), the Company acquired certain non-clinical assets of Pedro De La Rosa Costa, M.D. PA, (the “De La Rosa Costa Practice”) from Pedro U De La Rosa Costa, M.D. (“Dr. De La Rosa Costa”). Further, TOI FL acquired certain clinical assets of the De La Rosa Costa Practice from Dr. De La Rosa Costa. The Company transferred cash consideration of $25 to Dr. De La Rosa Costa for the purchase.
The De La Rosa Costa Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.

Hashimi Practice Acquisition
On November 21, 2022 ("Hashimi Acquisition Date"), the Company acquired certain non-clinical assets of Intercommunity Oncology of Chino Hills, A.P.C., Inc., (the “Hashimi Practice”) from Labib Hashimi, M.D. (“Dr. Hashimi”). Further, TOI CA acquired certain clinical assets of the Hashimi Practice from Dr. Hashimi. Intangible assets of $24 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years. The Company transferred cash consideration of $445 and contingent consideration of $150 to Dr. Hashimi for the purchase. The contingent cash consideration is to be paid in three equal installments on the first, second, and third anniversary of the transaction closing date (November 21, 2023, 2024, and 2025, respectively), pending Dr. Hashimi's continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Hashimi.
The Hashimi Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
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
Acquisition costs amounted to $790 and $476 for the years ended December 31, 2022 and 2021 respectively, and were recorded as “General and administrative expenses” in the accompanying Consolidated Statements of Operations.
The following table summarizes the provisional fair values assigned to identifiable assets acquired and liabilities assumed.

	Acquisition
(in thousands)	Raiker	Grant	Orr	Dave	Yang	Perkins	Parikh	Barreras	De La Rosa Costa	Hashimi	Total
Consideration:
Cash	$892	$849	$816	$2,000	$4,615	$8,920	$1,908	$929	$25	$445	$21,399
Deferred	818	—	—	—	—	—	—	—	—	—	818
Fair value of total consideration transferred	$1,710	$849	$816	$2,000	$4,615	$8,920	$1,908	$929	$25	$445	$22,217
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash	$65	$—	$—	$—	$—	$—	$—	$—	$—	$—	$65
Accounts receivable	398	—	183	—	—	—	—	—	—	—	581
Inventory	62	49	16	—	115	408	307	279	—	95	1,331
Property and equipment, net	—	—	13	35	19	123	15	23	—	5	233
Operating right of use assets	—	—	—	—	—	447	1,118	83	6	88	1,742
Clinical contracts and noncompetes	—	450	150	77	68	70	20	3	—	24	862
Trade names	—	—	—	—	—	2,480	—	—	—	—	2,480
Goodwill	1,454	350	637	1,895	4,413	5,851	1,566	624	25	321	17,136
Total assets acquired	1,979	849	999	2,007	4,615	9,379	3,026	1,012	31	533	24,430
Accounts payable	120	—	—	—	—	—	—	—	—	—	120
Current portion of operating lease liabilities	—	—	—	—	—	135	169	60	6	26	396
Accrued liabilities	—	—	—	7	—	12	—	—	—	—	19
Current portion of long term debt	149	—	183	—	—	—	—	—	—	—	332
Operating lease liabilities	—	—	—	—	—	312	949	23	—	62	1,346
Total liabilities assumed	269	—	183	7	—	459	1,118	83	6	88	2,213
Net assets acquired	$1,710	$849	$816	$2,000	$4,615	$8,920	$1,908	$929	$25	$445	$22,217
The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. The fair values assigned to the assets acquired are based on estimates and assumptions from data that is readily available.

Summary of Unaudited Supplemental Pro Forma Information
The Company recognized $12,981 cumulative revenue and $5 cumulative net loss in its Consolidated Statement of Operations for the year ended December 31, 2022, from the clinical practices acquired during the year ended December 31, 2022.
The pro forma results presented below include the effects of the Acquisitions which occurred during the year ended December 31, 2022, as if they had occurred on January 1, 2021. The pro forma results for the year ended December 31, 2022 and 2021 include the additional amortization resulting from the adjustments to the value of intangible assets resulting from purchase accounting. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The pro forma information does not purport to be indicative of what the Company's results of operations would have been if the acquisitions had in fact occurred at the beginning of the period presented and is not intended to be a projection of the Company's future results of operations. Transaction expenses are included within the pro forma results.

(in thousands)	Year Ended December 31,
	2022	2021
Revenue	$266,230	$234,053
Net income (loss)	$2,140	$(6,030)
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

(in thousands)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and restricted cash	$1,070	$1,618
Accounts receivable	39,817	20,007
Other receivables	220	935
Inventories, net	9,262	6,438

(in thousands)	December 31, 2022	December 31, 2021
Prepaid expenses	841	781
Total current assets	51,210	29,779
Property and equipment, net	168	—
Other assets	441	276
Intangible assets, net	3,343	1,181
Goodwill	15,832	11,096
Total assets	$70,994	$42,332
Liabilities
Current liabilities:
Accounts payable	$8,296	$14,204
Income taxes payable	132	132
Accrued expenses and other current liabilities	5,129	5,539
Current portion of long-term debt	—	183
Amounts due to affiliates	140,218	56,312
Total current liabilities	153,775	76,370
Other non-current liabilities	739	3,203
Deferred income taxes liability	58	6
Total liabilities	$154,572	$79,579
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL and TOI TX, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA, TOI FL, or TOI TX, however.
Note 18. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets, as well as a discussion of the goodwill impairment charges recorded for the year ended December 31, 2022.
Intangible Assets
As of December 31, 2022, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(8,038)	$11,362
Trade names	10 years	6,650	(1,941)	4,709
Clinical contracts and noncompetes	8 years	3,025	(1,139)	1,886
Total intangible assets		$29,075	$(11,118)	$17,957

As of December 31, 2021, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(6,152)	$13,248
Trade names	10 years	4,170	(1,350)	2,820
Clinical contracts and noncompetes	10 years	2,909	(732)	2,177
Total intangible assets		$26,479	$(8,234)	$18,245
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of December 31, 2022 is as follows:

(in thousands)	Amount
Year ending December 31:
2023	$2,913
2024	2,913
2025	2,909
2026	2,884
2027	2,757
Thereafter	3,581
Total	$17,957
The aggregate amortization expense during the year ended December 31, 2022 and 2021 were $2,885 and $2,515, respectively.
Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments of patient services, dispensary, and clinical trials & other. The goodwill allocated to each of the reporting units as of December 31, 2022 and December 31, 2021 is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Patient services	$16,235	$21,443
Dispensary	4,551	4,551
Clinical trials & other	632	632
Total goodwill	$21,418	$26,626
The changes in the carrying amounts of goodwill for the year ended December 31, 2022 and for the year ended December 31, 2021 are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Balance as of January 1:	$26,626	$14,227
Goodwill acquired	4,736	12,399
Goodwill impairment charges (see Note 2)	(9,944)	—
Goodwill, net as of December 31	$21,418	$26,626

Note 19. Net Income (Loss) Per Share
The following table sets forth the computation of the Company's basic net income (loss) per share to common stockholders for the years ended December 31, 2022 and 2021.

(in thousands, except share data)	Year Ended December 31,
	2022	2021
Net income (loss) attributable to TOI	$152	$(10,927)
Less: Deemed dividend	64	—
Net income (loss) attributable to TOI available for distribution	88	(10,927)
Net income (loss) attributable to participating securities, basic	20	(299)
Net income (loss) attributable to common stockholders, basic	$68	$(10,628)
Weighted average common shares outstanding, basic	72,793,497	66,230,606
Net income (loss) per share attributable to common stockholders, basic	$—	$(0.16)
The following table sets forth the computation of the Company's diluted net loss per share to common stockholders for the years ended December 31, 2022 and 2021.

(in thousands, except share data)	Year Ended December 31,
	2022	2021
Net income (loss) attributable to TOI	$152	$(10,927)
Less: Deemed dividend	64	—
Less: Change in fair value of convertible option derivative liabilities(1)	20,656	—
Net loss attributable to TOI available for distribution	(20,568)	(10,927)
Net loss attributable to participating securities, diluted	(3,588)	(299)
Net loss attributable to common stockholders, diluted	$(16,980)	$(10,628)
Weighted average common shares outstanding, basic	72,793,497	66,230,606
Dilutive effect of stock options	2,572,570	—
Dilutive effect of RSUs	77,717	—
Dilutive effect of Medical RSUs	61,007	—
Dilutive effect of convertible note	5,100,809	—
Weighted average shares outstanding, diluted	80,605,600	66,230,606
Net loss per share attributable to common stockholders, diluted	$(0.21)	$(0.16)
(1) Inclusive of interest expense and amortization of debt issuance cost and debt discount related to the Senior Secured Convertible Note.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2022	2021
Stock options	4,461,592	6,921,180
RSUs	1,677,516	1,291,492
Medical RSUs	301,396	—
Earnout Shares	1,417,632	1,602,435
Public Warrants	5,749,986	5,749,986
Private Warrants	3,177,542	3,177,542

Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Year Ended December 31,
	2022	2021
Revenue
Patient services	$166,785	$124,074
Dispensary	79,343	72,550
Clinical trials & other	6,355	6,379
Consolidated revenue	252,483	203,003

Direct costs
Patient services	134,761	99,401
Dispensary	65,111	62,102
Clinical trials & other	518	652
Total segment direct costs	200,390	162,155

Depreciation expense
Patient services	1,202	659
Dispensary	4	1
Clinical trials & other	1	123
Total segment depreciation expense	1,207	783

Amortization of intangible assets
Patient services	2,675	2,305
Dispensary	—	—
Clinical trials & other	211	211
Total segment amortization	2,886	2,516

Operating income
Patient services	28,147	21,709
Dispensary	14,228	10,447
Clinical trials & other	5,625	5,393
Total segment operating income	48,000	37,549

Goodwill impairment charges
Patient services	9,944	—
Dispensary	—	—
Clinical trials & other	—	—
Total impairment charges	9,944	—

Selling, general and administrative expense	119,689	83,365
Non-segment depreciation and amortization	318	42
Total consolidated operating loss	$(81,951)	$(45,858)

(in thousands)	December 31, 2022	December 31, 2021
Assets
Patient services	$64,869	$44,223
Dispensary	7,194	4,277
Clinical trials & other	11,496	14,504
Non-segment assets	178,106	140,435
Total assets	$261,665	$203,439
Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees, and share repurchases. Related party payments for the years ended December 31, 2022 and 2021 were as follows:

(in thousands)		Year Ended December 31,
	Type	2022	2021
American Institute of Research	Consulting	$100	$152
Karen M Johnson	Board Fees	56	—
Richard Barasch	Board Fees	12	—
Anne M. McGeorge	Board Fees	44	—
Mohit Kaushal	Board Fees	57	—
Ravi Sarin	Board Fees	57	—
Maeve O'Meara Duke	Board Fees	57	—
Havencrest Capital Management, LLC	Management Fees	—	166
M33 Growth LLC	Management Fees	—	353
Richy Agajanian MD(1)	Share Repurchase	8,745	—
Richy Agajanian MD	Clinical Trials	22	21
Veeral Desai	Board Fees	—	52
Total		$9,150	$744
(1)    Net of strike price.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our Securities and Exchange Commission ("SEC") reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.
Management's Annual Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2022, our internal controls over financial reporting was not effective due to the material weakness in internal controls over financial reporting described below.
Material Weakness in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2022, we have identified deficiencies in our control environment. These deficiencies include a material weakness related to internal controls over review of complex accounting transactions. We previously disclosed this material weakness in our Annual Report on Form 10-K for the year ended December 31, 2021 as well as in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022.
During 2022, our management continued to execute against the remediation plan under the oversight of the Audit Committee. This involved hiring and training additional qualified personnel, performed detailed risk assessments in key process areas to identify risks of material misstatement, further documented and implemented control procedures to address the identified risks of material misstatements, and implemented monitoring activities over such control procedures.
Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, material weaknesses in our internal controls existed relating to: (i) segregation of duties in the financial closing and reporting process and (ii) internal control over reviews of revenue process. During the year ended December 31, 2022, we remediated these material weaknesses as follows:
•Added resources with technical expertise in designing and testing internal controls
•We hired outside experts to assist with the preparation and review of the financial statement close process
•We re-designed controls and processes to ensure proper written documentation existed and
•The design of controls were reviewed and updated to ensure that there was a preparer of the control and a separate reviewer of the control

During the quarter ended December 31, 2022, we completed the testing of the controls described above and remediated the material weaknesses.
Attestation Report of the Independent Registered Public Accounting Firm
As an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Except for the remediation of the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Report:
(1)    Financial Statements: All financial statement schedules are filed as part of this report under Item 8 - Financial Statements and Supplementary Data. See Index to Consolidated Financial Statements on Page 60 of this Annual Report.
(2)    Financial Statement Schedules: No financial statement schedules are included in this Annual Report as such schedules are not required or the information that would be included in such schedules is not material or is otherwise furnished.
(3)    Exhibits: See Index to Exhibits below.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
10.1	Form of Subscription Agreement by and between DFP Healthcare Acquisitions Corp. and the subscribers party thereto	S-4/A	333-258152	10.1	October 1, 2021
10.2	Form of Deerfield Subscription Agreement by and between DFP Healthcare Acquisitions Corp. and the subscribers party thereto	S-4/A	333-258152	10.2	October 1, 2021
10.3	Amended and Restated Registration Rights agreement by and among DFP Healthcare Acquisitions Corp., DFP Sponsor LLC and certain other parties thereto	8-K/A	001-39248	10.1	November 22, 2021
10.4*	The Oncology Institute, Inc. 2021 Incentive Award Plan	8-K/A	001-39248	10.2	November 22, 2021
10.5*	The Oncology Institute, Inc. Employee Stock Purchase Plan	8-K/A	001-39248	10.3	November 22, 2021
10.6	Form of Indemnification Agreement	8-K/A	001-39248	10.5	November 22, 2021
10.7	Amended and Restated Management Services Agreement, dated January 12, 2021, by and between TOI Management, LLC and The Oncology Institute CA, as amended	8-K/A	001-39248	10.6	November 22, 2021
10.8*	TOI Parent, Inc. 2019 Non-Qualified Stock Option Plan	8-K/A	001-39248	10.7	November 22, 2021

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.9*	Form of Restricted Stock Unit Agreement	8-K	001-39248	10.1	March 7, 2022
10.10*	Form of Option Agreement	8-K	001-39248	10.2	March 7, 2022
10.11*	Separation Agreement by and between the Company and Scott Dalgleish	10-Q	001-39248	10.1	August 9, 2022
10.12*	Executive Employment Agreement – Mihir Shah	10-Q	001-39248	10.2	August 9, 2022
10.13	Facility Agreement, dated as of August 9, 2022, by and among the Company and Deerfield Partners L.P.	8-K	001-39248	10.1	August 10, 2022
10.14	Registration Rights Agreement, dated as of August 9, 2022, by and among The Oncology Institute, Inc. and Deerfield Partners L.P.	8-K	001-39248	10.2	August 10, 2022
10.15	Registration Rights Consent, Amendment, and Waiver, dated as of August 9, 2022, by and among Deerfield Private Design Fund IV, L.P., Deerfield Partners, L.P., M33 Growth I L.P., TOI M, LLC, and Oncology Care Partners, LLC	8-K	001-39248	10.3	August 10, 2022
21.1	Subsidiaries of the registrant	S-1	333-261740	21.1	December 17, 2021
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
101
Interactive Data File — the following financial statements from The Oncology Institute's Annual Report on Form 10-K formatted in inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*    Management contract or compensatory plan or arrangement
†    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this the day of March 16, 2023.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Duly Authorized Officer)
SIGNATURES AND POWER OF ATTORNEY
We, the undersigned officers and directors of The Oncology Institute, Inc., hereby severally constitute and appoint Brad Hively and Mihir Shah, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement (or any other registration statement for the same offering that is to be effective upon filing pursuant to Rule 462(b) under the Securities Act of 1933), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date
/s/ Brad Hively
Brad Hively	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
/s/ Mihir Shah
Mihir Shah	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023
/s/ Richard Barasch
Richard Barasch	Director	March 16, 2023
/s/ Karen Johnson
Karen Johnson	Director	March 16, 2023
/s/ Mohit Kaushal
Mohit Kaushal	Director	March 16, 2023
/s/ Gabriel Ling
Gabriel Ling	Director	March 16, 2023
/s/ Anne McGeorge
Anne McGeorge	Director	March 16, 2023
/s/ Maeve O'Meara
Maeve O’Meara	Director	March 16, 2023

Signature	Title	Date
/s/ Mark Pacala
Mark Pacala	Director	March 16, 2023
/s/ Ravi Sarin
Ravi Sarin	Director	March 16, 2023