Form 10-Q
period 2023-03-31
Oncology Institute, Inc.
filed 2023-05-10
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of May 5, 2023, the registrant had 75,351,310 shares of common stock outstanding.

Page
Part I – Financial Information	4
Item 1. Financial Statements (unaudited)	4
Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	4
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022	6
Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders' Equity for the Three Months Ended March 31, 2023 and 2022	7
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
Item 4. Controls and Procedures	55
Part II – Other Information	57
Item 1. Legal Proceedings	57
Item 1A. Risk Factors	58
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3. Defaults Upon Senior Securities	58
Item 4. Mine Safety Disclosures	58
Item 5. Other Information	58
Item 6. Exhibits	59
Signatures	61

PART I
Item 1. Financial Statements and Supplementary Data

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,250	$14,010
Marketable securities	40,132	59,796
Accounts receivable, net	45,956	39,816
Other receivables	428	617
Inventories, net	10,254	9,261
Prepaid expenses	6,942	6,918
Total current assets	118,962	130,418
Non-current investments	58,841	58,354
Property and equipment, net	9,846	8,547
Operating right of use assets	24,678	24,494
Intangible assets, net	17,228	17,957
Goodwill	4,551	21,418
Other assets	527	477
Total assets	$234,633	$261,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,946	$9,372
Current portion of operating lease liabilities	5,639	5,498
Income taxes payable	255	255
Accrued expenses and other current liabilities	12,245	14,595
Total current liabilities	30,085	29,720
Operating lease liabilities	22,251	22,060
Derivative warrant liabilities	207	350
Derivative earnout liabilities	51	803
Conversion option derivative liabilities	642	3,960
Long-term debt, net of unamortized debt issuance costs	82,144	80,621
Other non-current liabilities	765	868
Deferred income taxes liability	82	108
Total liabilities	136,227	138,490

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	March 31, 2023	December 31, 2022
	(Unaudited)
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 73,754,609 and 73,265,621 shares issued and outstanding at March 31, 2023 and December 31, 2022	7	7
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 165,045 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	191,479	186,250
Accumulated deficit	(93,080)	(63,082)
Total stockholders’ equity	98,406	123,175
Total liabilities and stockholders’ equity	$234,633	$261,665
Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $63,269 and $70,994 as of March 31, 2023 and December 31, 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $170,759 and $154,572 as of March 31, 2023 and December 31, 2022, respectively. See Note 17 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Patient services	$50,273	$35,057
Dispensary	24,240	18,679
Clinical trials & other	1,679	1,425
Total operating revenue	76,192	55,161
Operating expenses
Direct costs – patient services	42,814	27,378
Direct costs – dispensary	19,145	15,324
Direct costs – clinical trials & other	134	137
Goodwill impairment charges	16,867	—
Selling, general and administrative expense	28,830	29,806
Depreciation and amortization	1,269	987
Total operating expenses	109,059	73,632
Loss from operations	(32,867)	(18,471)
Other non-operating expense (income)
Interest expense	2,650	74
Interest income	(1,207)	—
Change in fair value of derivative warrant liabilities	(143)	1,461
Change in fair value of earnout liabilities	(752)	(39,440)
Change in fair value of conversion option derivative liabilities	(3,318)	—
Gain on loan forgiveness	—	(183)
Other, net	(143)	151
Total other non-operating income	(2,913)	(37,937)
(Loss) income before provision for income taxes	(29,954)	19,466
Income tax expense	(44)	(180)
Net income (loss)	$(29,998)	$19,286
Net income (loss) per share attributable to common stockholders:
Basic	$(0.33)	$0.22
Diluted	$(0.33)	$0.21
Weighted-average number of shares outstanding:
Basic	73,449,132	73,252,365
Diluted	73,449,132	76,247,966
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share and per share data)
(Unaudited)

	Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2022	73,265,621	$7	165,045	$—	$186,250	$(63,082)	$123,175
Net loss	—	—	—	—	—	(29,998)	(29,998)
Issuance of common stock upon vesting RSUs	488,988	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	5,229	—	5,229
Balance at March 31, 2023	73,754,609	$7	165,045	$—	$191,479	$(93,080)	$98,406

	Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2021	73,249,042	$7	163,510	$—	$167,386	$(63,234)	$104,159
Net income	—	—	—	—	—	19,286	19,286
Issuance of common stock upon vesting of RSUs	27,188	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	8,553	—	8,553
Balance at March, 31, 2022	73,276,230	$7	163,510	$—	$175,939	$(43,948)	$131,998
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(29,998)	$19,286
Adjustments to reconcile net (loss) income to cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	1,269	987
Amortization of debt issuance costs	1,523	—
Goodwill impairment charges	16,867	—
Share-based compensation	4,965	8,553
(Decrease) increase in fair value of liability classified warrants	(143)	1,461
Decrease in fair value of liability classified earnouts	(752)	(39,440)
Decrease in fair value of liability classified conversion option derivatives	(3,318)	—
Unrealized gain on investments	(143)	—
Accretion of discount on investment securities	(920)	—
Deferred taxes	(26)	180
Gain on loan forgiveness	—	(183)
Credit losses	1	154
Loss on disposal of property and equipment	—	14
Changes in operating assets and liabilities:
Accounts receivable	(6,141)	(4,660)
Inventories	(993)	(1,332)
Other receivables	189	(42)
Prepaid expenses	(24)	456
Operating lease right-of-use assets	1,400	942
Other assets	(50)	(11)
Accrued expenses and other current liabilities	(805)	526
Accounts payable	2,574	(2,963)
Current and long-term operating lease liabilities	(1,243)	(909)
Other non-current liabilities	316	—
Net cash, cash equivalents, and restricted cash used in operating activities	(15,452)	(16,981)
Cash flows from investing activities:
Purchases of property and equipment	(1,839)	(1,002)
Purchases of marketable securities/investments	(9,759)	—
Sales of marketable securities/investments	29,999	—
Net cash, cash equivalents, and restricted cash provided by (used in) investing activities	18,401	(1,002)
Cash flows from financing activities:
Payments made for financing of insurance payments	(1,282)	(1,235)
Payment of deferred consideration liability for acquisition	(409)	(409)
Principal payments on financing leases	(18)	(13)
Net cash, cash equivalents, and restricted cash used in financing activities	(1,709)	(1,657)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,240	(19,640)
Cash, cash equivalents, and restricted cash at beginning of period	14,010	115,174
Cash, cash equivalents, and restricted cash at end of period	$15,250	$95,534
Supplemental disclosure of cash flow information:
Interest and principal forgiven from Paycheck Protection Program loans	—	183
Cash paid for:
Income taxes	68	—
Interest	1,128	74
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022
(US Dollars in thousands, except share data)
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
Operationally, the Company’s medical centers provide a complete suite of medical oncology services including: physician services, in-house infusion and pharmacy, clinical trials, radiation, educational seminars, support groups, counseling, and 24/7 patient assistance. TOI’s mission is to heal and empower cancer patients through compassion, innovation and state-of-the-art medical care. The Company brings comprehensive, integrated cancer care into the community setting, including clinical trials, palliative care programs, stem cell transplants, and other care delivery models traditionally associated with non-community-based academic and tertiary care settings. In addition, the Company, through its consolidating subsidiary TOI Clinical Research, LLC ("TCR"), performs cancer clinical trials through a network of cancer care specialists. TCR conducts clinical trials for a broad range of pharmaceutical and medical device companies from around the world.
The Company has 98 oncologists and mid-level professionals across 62 clinic locations located within five states: California, Florida, Arizona, Nevada, and Texas. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, is comprised of the clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. However, the Company believes that the disclosures are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (of normal and recurring nature) considered necessary for fair presentation have been reflected in these interim statements. As such, the information included in the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes as of, and for the year ended December 31, 2022, issued on March 16, 2023.
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
The Company holds variable interests in TOI PCs, which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of March 31, 2023, TOI held variable interest in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the shareholders of the Company's consolidating VIEs own a minority of the issued and outstanding common shares of the Company.
Business Combinations
The Company accounts for all transactions that represent business combinations using the acquisition method of accounting under Accounting Standards Codification ("ASC") Topic No. 805, Business Combinations (“ASC 805”). The Company first assesses whether an acquisition constitutes a business combination or asset acquisition by applying the screening test and analyzing whether the acquired entity has substantive inputs, processes, and the ability to produce outputs. Upon concluding an acquisition is a business combination, per ASC 805, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity are recognized and measured at their fair values on the date an entity obtains control of the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts. Adjustments to these provisional amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed, and the noncontrolling interests obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration exchanged in the acquisition over the fair value of the net assets acquired.
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
Segment Reporting
The Company presents the financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: patient services, dispensary, and clinical trials & other. Each of the operating segments is also a reporting segment as described further in Note 20.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates under different assumptions or conditions. Significant items subject to such estimates and assumptions include judgements related to revenue recognition, estimated accounts receivable and the allowance for credit losses, useful lives and recoverability of long-lived and intangible assets, recoverability of goodwill, fair values of acquired identifiable assets and assumed liabilities in business combinations, fair value of intangible assets and goodwill, fair value of share-based compensation, fair value of liability classified instruments, and judgements related to deferred income taxes.
Net Income (Loss) Per Share
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company's Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Under the two-class method, basic and diluted net income (loss) per share attributable to common stockholders is computed by dividing the basic and diluted net income (loss) attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options, restricted stock units, Medical RSUs (defined in Note 14), earnout shares (defined in Note 14), public warrants, private placement warrants, and Senior Secured Convertible Notes (defined in Note 11).
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
Fair Value Measurements
The Company accounts for fair value measurements under ASC Topic No. 820, Fair Value Measurements (“ASC 820”). The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels (see Note 7 for further discussion):
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
The Company's fair value measurement methodology for cash and cash equivalents, accounts receivable, other receivables, and accounts payable approximates fair value because of the short maturity and high liquidity of these instruments. Fair value measurement of investment securities available for sale is based upon quoted prices from active markets, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation methodologies. Level 2 investment securities include US Treasuries purchased in the secondary market that use pricing inputs other than quoted prices in active markets and fair value is determined using pricing models or other valuation methodologies such as broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. Fair value measurements of derivative warrants are based on the market price of our public warrants, which are quoted prices for similar instruments and considered a Level 2 input. Fair value measurements of earnout liabilities are based on the Monte-Carlo Simulation Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the earnouts is the expected volatility of the common stock. Fair value measurements of the convertible note warrant and conversion option derivative liabilities are based on the Black-Derman-Troy model implemented in the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the convertible note warrant and conversion option derivative liabilities is the expected volatility of the common stock.
Cash and Cash Equivalents
The Company considers all highly liquid investments that are both readily convertible into cash and mature within 90 days from the date of purchase to be cash equivalents. As of March 31, 2023, the Company's cash equivalents consist of U.S. Treasury bills with a maturity date less than 90 days from the date of purchase.

Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and customer type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period determination when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. No allowance for credit losses was recorded as of March 31, 2023 and December 31, 2022.

Goodwill
The Company accounts for goodwill under Accounting Standards Codification Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”). Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations.
Goodwill is not amortized but is required to be evaluated for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. When impairment indicators are identified, the Company compares the reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between the reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.
In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any of its reporting units and proceed directly to the use of the two-step impairment test.
When assessing goodwill for impairment for the quarter ended March 31, 2023, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment including our share price decrease as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was likely that our reporting unit fair value was less than its carrying value and the two-step impairment test was required. It was concluded in connection with the preparation of these financial statements that, based on the results of our most recent qualitative assessment performed for the three months ended March 31, 2023, there was an impairment of $16,867 of goodwill recorded for the three months ended March 31, 2023. There was no impairment recorded as of March 31, 2022.
Debt
The Company accounts for debt net of debt issuance costs and debt discount. Debt issuance costs and debt discount are capitalized, netted against the related debt for presentation purposes, and amortized to interest expense over the terms of the related debt using the effective interest method.
The Company accounts for bifurcated, debt-classified embedded features separately as derivative liabilities pursuant to ASC Topic No. 815, Derivatives and Hedging ("ASC 815"). Bifurcated, debt-classified embedded features are recorded at fair value on the Company's balance sheet with subsequent changes in fair value recorded in the Condensed Consolidated Statement of Operations each reporting period.
Investments in Marketable Securities
The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's Condensed Consolidated Statements of Operations. The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are classified as current assets if the maturity date is less than one year from the date of purchase and they may be readily liquidated.
Interest income and accretion on marketable securities are included in interest income in the Condensed Consolidated Statements of Operations. Realized gains and losses on sales of securities, and other-than-temporary declines in the fair value of marketable securities, if any, are included as a component of other income (expense), net in the Condensed Consolidated Statements of Operations. The cost of securities sold is based on the First In, First Out method.
At each reporting period, the Company evaluates available-for-sale marketable securities, to the extent the fair value option is not elected, for any credit-related impairment when the fair value of the investment is less than its amortized cost. If the Company determines that the decline in fair value is below the carrying value and this decline is other-than-temporary, credit-related impairment is recognized in the Consolidated Statement of Operations in accordance with ASC 320, Debt Securities. As of March 31, 2023, there were no available-for-sale instruments for which the fair value option was not elected.
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
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, instead of when incurred. In November 2018, the FASB issued Accounting Standard Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”), which amends Subtopic 326-20 (created by ASU 2016-13) to explicitly state that operating lease receivables are not in the scope of Subtopic 326-20. Additionally, in April 2019, the FASB issued Accounting Standard Update 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”); in May 2019, the FASB issued Accounting Standards Update 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”); in November 2019, the FASB issued Accounting Standards Update 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2019-10”), and in March 2022, the FASB issued Accounting Standard Update 2022-02, Financial Instruments — Credit Losses: Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), to provide further clarifications on certain aspects of ASU 2016-13 and to extend the nonpublic entity effective date of ASU 2016-13. The changes (as amended) are effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2022. An entity may early adopt ASU 2016-13, as amended, for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-13 introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including receivables, contract assets and held-to-maturity debt securities, which requires the Company to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands disclosure requirements.
The Company adopted the ASU 2016-13, as amended, effective January 1, 2023, using the modified retrospective approach, which resulted in changes to the Company’s accounting policies for accounts receivables. Upon adoption of ASU

2016-13, the Company evaluated accounts receivables on a collective (i.e., portfolio) basis when similar risk characteristics were shared. The adoption of this standard did not have a material impact on our consolidated financial statements and there was no allowance for credit losses recorded as of March 31, 2023 and December 31, 2022.
Recently Issued Accounting Standards
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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Percentage of Net Revenue:
Payor A	11%	16%
Payor B	15%	17%
The concentration of gross receivables on a percentage basis for major payors at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Percentage of Gross Receivables:
Payor B	13%	13%
Payor C	10%	10%
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Percentage of Cost of Sales:
Vendor A	99%	51%
Vendor B	N/A	47%

The concentration of gross payables on a percentage basis for major payors at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Percentage of Gross Payables:
Vendor A	71%	66%
Vendor C	11%	N/A

Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of March 31, 2023 and December 31, 2022 consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Oral drug accounts receivable	$6,418	$4,165
Capitated accounts receivable	624	1,623
FFS accounts receivable	29,197	26,313
Clinical trials accounts receivable	2,662	2,443
Other trade receivables	7,055	5,272
Total	$45,956	$39,816
The Company adopted ASU 2016-13, as amended, effective January 1, 2023, and determined the allowance for credit losses was immaterial as of March 31, 2023. No allowance for credit losses was recorded as of March 31, 2023 and December 31, 2022.
During the three months ended March 31, 2023 and 2022, credit losses related to direct write-offs totaled $11 and $177, respectively. Credit losses were a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts. During the three months ended March 31, 2023 and 2022, the Company had recoveries of credit losses of $10 and $23, respectively.
Note 5. Revenue
The Company recognizes revenue in accordance with ASC 606 on the basis of its satisfaction of outstanding performance obligations. The Company typically fulfills its performance obligations over time, either over the course of a single treatment (fee-for-service or "FFS"), a month (capitation), or a number of months (clinical research). The Company also has revenue that is satisfied at a point in time (dispensary). See Note 2 for summary of the Company’s policies and significant assumptions related to revenue recognition.
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022
Patient services
Capitated revenue	$16,568	$14,516
FFS revenue	33,705	20,541
Subtotal	50,273	35,057
Dispensary revenue	24,240	18,679
Clinical research trials and other revenue	1,679	1,425
Total	$76,192	$55,161
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of March 31, 2023 and December 31, 2022. Refer to Note 4 for accounts receivable as of March 31, 2023 and December 31, 2022.

Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of March 31, 2023 and December 31, 2022, contract liabilities amounted to $875 and $1,139, respectively. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to materiality.
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
The Company’s inventories as of March 31, 2023 and December 31, 2022 were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Oral drug inventory	$2,185	$2,130
IV drug inventory	8,069	7,131
Total	$10,254	$9,261
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounts for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. The Company’s investments in marketable securities at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Short-term U.S. Treasuries	$40,177	$3	$(48)	$40,132
Long-term U.S. Treasuries	59,030	—	(189)	58,841
Total available for sale securities	$99,207	$3	$(237)	$98,973

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$2,573	$—	$—	$2,573
Marketable securities:
Short-term U.S. Treasuries	$59,876	$6	$(86)	$59,796
Long-term U.S. Treasuries	58,652	—	(298)	58,354
Total available for sale securities	$121,101	$6	$(384)	$120,723

The contractual maturities of the Company's investments in cash equivalents and marketable securities as of March 31, 2023 and December 31, 2022 is as follows:

(in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Marketable securities:
Short-term U.S. Treasuries	$40,132	$—	$—	$40,132
Long-term U.S. Treasuries	30,235	28,606	—	58,841
Total available for sale securities	$70,367	$28,606	$—	$98,973

(in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$2,573	$—	$—	$2,573
Marketable securities:
Short-term U.S. Treasuries	59,796	—	—	59,796
Long-term U.S. Treasuries	10,523	47,831	—	58,354
Total available for sale securities	$72,892	$47,831	$—	$120,723
The Company recorded a net unrealized loss of $143 for the three months ended March 31, 2023. At March 31, 2023, seven securities were in an unrealized loss position. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the risk of an upcoming recession and monetary policy. The Company does not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery.
Accrued interest receivable on cash equivalents and marketable securities was $234 and $274, respectively, at March 31, 2023 and December 31, 2022, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at March 31, 2023 and December 31, 2022:

	March 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Marketable securities	$40,132	$—	$40,132	$—
Non-current investments	58,841	—	58,841	—
Financial liabilities:
Derivative warrant liabilities	$207	$—	$207	$—
Earnout liabilities	51	—	—	51
Conversion option derivative liabilities	642	—	—	642
Non-recurring fair value measurement:
Goodwill	4,551	—	—	4,551
As of March 31, 2023, derivative warrant liabilities of $207 were transferred from a Level 3 to a Level 2 financial instrument as a result of the valuation being based on the market price of our public warrants, which management considers to be a similar and comparable instrument, as compared to the previous valuation which was based on the Binomial Lattice Model. There were no transfers between levels for the three months ended March 31, 2022.

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$2,573	$—	$2,573	$—
Marketable securities	59,796	—	59,796	—
Non-current investments	58,354	—	58,354	—
Financial liabilities:
Derivative warrant liabilities	$350	$—	$—	$350
Earnout liabilities	803	—	—	803
Conversion option derivative liabilities	3,960	—	—	3,960
Non-recurring fair value measurement:
Goodwill	21,418	—	—	21,418
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
The Company measures its private derivative warrants at fair value on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy because the valuation is based on an observable input of a similar instrument. The Company measures its earnout, convertible note warrant derivative liability, optional redemption derivative liability and conversion option derivative liability on a recurring basis and classifies those instruments within Level 3 of the fair value hierarchy because unobservable inputs are used to measure fair value. See Note 2 for a summary of the Company’s policies relating to fair value measurements, and Note 11 for more detail on the convertible note warrant, optional redemption, and conversion option derivative liabilities.
The Company measures goodwill at fair value on a nonrecurring basis and classifies goodwill within Level 3 of the fair value hierarchy. Due to significant declines in the Company's share price during the three months ended March 31, 2023, the Company performed a quantitative analysis of impairment over goodwill and determined goodwill was impaired. As a result, the Company recorded an impairment charge of $16,867. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rates ranging from 45.0% to 55.0% and various revenue growth rates utilized in the financial forecast of future cash flows. See Note 2 for further detail on the impairment evaluation and Note 18 for goodwill.
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis at March 31, 2023:

(in thousands)	Private Warrant Liability	Earnout Liability	Conversion Option Derivative Liability
Balance at December 31, 2021	$2,193	$60,018	$—
Conversion option derivative liability acquired (see Note 11 for detail)	—	—	28,160
Decrease in fair value included in other expense	(1,843)	(59,215)	(24,200)
Balance at December 31, 2022	$350	$803	$3,960
Decrease in fair value included in other expense	(143)	$(752)	(3,318)
Balance at March 31, 2023	$207	$51	$642
As of March 31, 2023, earnout liabilities were valued using a Monte-Carlo Simulation Model, which is considered to be a Level 3 fair value measurement, and derivative warrant liabilities were valued using the public warrant trading price, which is considered to be a Level 2 fair value measurement. As of December 31, 2022, derivative warrant and earnout liabilities were valued using a Binomial Lattice and Monte-Carlo Simulation Model, respectively, which are considered to be Level 3 fair value measurements.
As of March 31, 2023 and December 31, 2022, the convertible note warrant and conversion option derivative liabilities were valued using the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of our Level 3 liabilities is the expected volatility of the common stock. A summary of the inputs used in the valuations is as follows:

	March 31, 2023
	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$0.68	$0.68	$0.68	$0.68
Term (in years)	1.46	1.49	4.36	4.36
Volatility	79.00%	79.00%	67.00%	67.00%
Risk-free rate	4.30%	4.30%	3.60%	3.60%
Dividend yield	—	—	—	—
Cost of equity	15.80%	15.80%	—	—

	December 31, 2022
	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$1.65	$1.65	$1.65	$1.65	$1.65
Term (in years)	3.87	1.54	1.55	4.61	4.61
Volatility	71.80%	70.00%	70.00%	40.00%	40.00%
Risk-free rate	4.08%	4.45%	4.45%	3.99%	3.99%
Dividend yield	—	—	—	—	—
Cost of equity	—	13.60%	13.60%	0.00%	0.00%
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
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
The inputs to estimate the fair value of the Company’s earnout, convertible note warrant, and conversion option derivative liabilities were the market price of the Company’s common stock, their remaining expected term, the volatility of the Company’s common stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.

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
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	March 31, 2023	December 31, 2022
Computers and software	60 months	$2,251	$2,139
Office furniture	84 months	681	606
Leasehold improvements	Shorter of lease term or estimated useful life	8,531	6,655
Medical equipment	60 months	1,320	1,138
Construction in progress		738	1,144
Finance lease ROU assets	Shorter of lease term or estimated useful life	371	371
Less: accumulated depreciation		(4,046)	(3,506)
Total property and equipment, net		$9,846	$8,547
Depreciation expense for the three months ended March 31, 2023 and 2022 was $541 and $314, respectively.
Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Compensation, including bonuses, fringe benefits, and payroll taxes	$4,084	$5,310
Contract liabilities	875	1,139
Directors and officers insurance premiums	1,728	3,010
Deferred acquisition and contingent consideration (see Note 16)	974	802
Accrued interest	1,076	1,100
Other liabilities	3,508	3,234
Total accrued expenses and other current liabilities	$12,245	$14,595
Contract liabilities as of March 31, 2023 and December 31, 2022 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a financing arrangement to pay premiums for directors’ and officers’ (“D&O”) insurance coverage to protect against such losses on November 12, 2021. As of March 31, 2023, the remaining D&O principal balance was $1,728, all of which is due to be paid before March 31, 2024 and classified as a current liability.
Note 10. Leases
The Company leases clinics, office buildings, and certain equipment under noncancellable financing and operating lease agreements that expire at various dates through November 2031. See Note 2 for a summary of the Company’s policies relating to leases.

The initial terms of operating leases range from 0 to 10 years and certain leases provide for free rent periods, periodic rent increases, and renewal options. Monthly payments for these leases range from $0 to $60. All lease agreements generally require the Company to pay maintenance, repairs, property taxes, and insurance costs, which are generally variable amounts based on actual costs incurred during each applicable period.
The Company has determined that periods covered by options to extend the Company's leases are excluded from the lease terms as it is not reasonably certain the Company will exercise such options.
Lease Expense
The components of lease expense were as follows for the three months ended March 31, 2023 and 2022:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease costs:	$1,762	$1,168
Finance lease costs:
Amortization of ROU asset	$20	$14
Interest expense	$3	$1
Other lease costs:
Short-term lease costs	$31	$109
Variable lease costs	$274	$205
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to March 31, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases
2023 (remaining nine months)	$5,206	$63
2024	6,562	77
2025	5,947	42
2026	5,217	39
2027	4,126	—
Thereafter	5,181	29
Total future lease payment	$32,239	$250
Less: amount representing interest	(4,349)	(26)
Present value of future lease payment (lease liabilities)	$27,890	$224
Reported as:
Lease liabilities, current	$5,639	$73
Lease liabilities, noncurrent	22,251	151
Total lease liabilities	$27,890	$224

Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term (in years)
Operating	5.19	4.81
Finance	3.56	2.58
Weighted-average discount rate
Operating	5.23%	4.21%
Finance	6.05%	4.39%
Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the three months ended March 31, 2023 and 2022.

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$1,581	$1,145
Financing cash payments for finance leases	21	17
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,550	$19,598
Finance leases	3	40
Lease Modifications
During the three months ended March 31, 2023, the Company expanded its lease space for one clinic in California. This expansion constitutes a lease modification that qualifies as a change of accounting for the original lease and not a separate contract. Accordingly, in the three months ended March 31, 2023, the Company recognized the difference of $491 as an increase to the operating lease liability; $500 net of lease incentives, as an increase to operating lease right-of-use asset, and $3 as an increase to rent expense.
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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain a minimum unrestricted cash and cash equivalent balance of $40,000 and a minimum net quarterly revenues of $50,000 during fiscal year 2023; $75,000 during fiscal year 2024; and $100,000 during fiscal year 2025. Cash Equivalents as defined by the Facility Agreement means (a) any readily-marketable securities (i) issued by, or directly, unconditionally and fully guaranteed or insured by the United States federal government or (ii) issued by any agency of the United States federal government the obligations of which are fully backed by the full faith and credit of the United States federal government, (b) any readily-marketable direct obligations issued by any other agency of the United States federal government, any state of the United States or any political subdivision of any such state or any public instrumentality thereof, in each case having a rating of at least “A-1” from S&P or at least “P-1” from Moody’s, (c) any commercial paper rated at least “A-1” by S&P or “P-1” by Moody’s and issued by any person organized under the laws of any state of the United States, (d) any United States dollar-denominated time deposit, insured certificate of deposit, overnight bank deposit or bankers’ acceptance issued or accepted by any commercial bank that (A) is organized under the laws of the United States, any state thereof or the District of Columbia, (B) is “adequately capitalized” (as defined in the regulations of its primary federal banking regulators) and (C) has Tier 1 capital (as defined in such regulations) in excess of $250,000 and (e) shares of any United States money market fund that (i) has substantially all of its assets invested continuously in the types of investments referred to in clause (a), (b), (c) and/or (d) above with maturities as set forth in the proviso below, (ii) has net assets in excess of $500,000 and (iii) has obtained from either S&P or Moody’s the highest rating obtainable for money market funds in the United States; provided, however, that the maturities of all obligations specified in any of clause (a), (b), (c) and (d) above shall not exceed one year. Additionally, the registration rights agreement between the Company and certain stockholders of Legacy TOI and DFPH entered into in connection with the Business Combination requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of March 31, 2023.
Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of a predefined formula, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of March 31, 2023. No Conversion Shares were issued as of March 31, 2023 and December 31, 2022.
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
As of March 31, 2023 and December 31, 2022, there were no Convertible Note Warrants outstanding.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 4.36 years remain).
The total issuance costs of $4,924 was allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 4.36 years remain).

Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of March 31, 2023 and December 31, 2022 consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Senior Secured Convertible Note, due August 9, 2027	$110,000	$110,000
Less: Unamortized debt issuance costs	3,318	3,454
Less: Unamortized debt discount	24,538	25,925
Long-term debt, net of unamortized debt discount and issuance costs	$82,144	$80,621
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the three months ended March 31, 2023 the effective yield was 13.38%. The amount of debt issuance costs included in interest expense for the three months ended March 31, 2023 was $1,523. The Company accrued interest of $1,100 on the Credit Agreement term loan for the three months ended March 31, 2023. There was no debt issuance cost, accrued interest, or interest expense related to this facility for the three months ended March 31, 2022.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of March 31, 2023:

(in thousands)
Year ending December 31:
2023 (remaining nine months)	$—
2024	—
2025	—
2026	—
2027	110,000
Total debt	$110,000
Note 12. Income Taxes
The Company recorded income tax expense of $44 for the three months ended March 31, 2023, as compared to income tax expense of $180 for the three months ended March 31, 2022. The decrease of $136, in income tax expense is primarily related to the corresponding increase in the valuation allowance for TOI. The Company's effective tax rate decreased to (0.15)% for the three months ended March 31, 2023, from 0.92% for the three months ended March 31, 2022..
The Company's effective tax rate for the three months ended March 31, 2023, was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the increased valuation allowance, partially offset by the tax effect of the change in fair market value of the warrant, earn out, and derivative liabilities, non-deductible transaction costs, as well as the Section 162(m) limitation on compensation for covered employees and Section 163(l) limitation on interest expense related to the convertible note, which are not taxable for federal income tax purposes.
Note 13. Stockholders' Equity
The Condensed Consolidated Statements of Preferred Stock and Changes in Stockholders’ Equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization described in Note 1. The balances as of March 31, 2022 from the condensed consolidated financial statements of Legacy TOI as of that date, share activity (Legacy TOI preferred stock, Legacy TOI common stock, and additional paid-in capital) and per share amounts were retroactively adjusted, where applicable, using the Common Stock Exchange Ratio.

Common Stock
As of March 31, 2023 and December 31, 2022, there were 73,754,609 and 73,265,621 shares, respectively, of common stock outstanding.
Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of March 31, 2023.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date and as of December 31, 2021, there were 163,510 shares of preferred stock outstanding. As of March 31, 2023, there were 165,045 shares of preferred stock outstanding.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of March 31, 2023.
Assumed Public Warrants and Private Placement Warrants
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of March 31, 2023, there are 5,749,986 public warrants outstanding and 3,177,542 private placement warrants outstanding.
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
Share Repurchase Program
On May 10, 2022, the Company's Board consented to the adoption and approval of the Share Repurchase Program, authorizing up to $20,000 to be spent on the repurchase of the Company's common stock, expiring on December 31, 2022. The Company repurchased and immediately retired 1,500,000 shares of its common stock for $9,000 from a related party during the year ended December 31, 2022, before the expiration of the program.
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
As of March 31, 2023, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 5,283,068.
The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the units granted during the three months ended March 31, 2023 and 2022 Stock Options are provided in the following table:

	March 31, 2023	March 31, 2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	64.00%	35.00%
Risk-free rate	3.40%	2.33% to 2.44%
Expected term (years)	6.25	6.07 to 6.65
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the three months ended March 31, 2023 and 2022 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2023	8,049,474	$2.14
Granted	1,948,354	0.48
Exercised	—	—
Forfeited	(163,414)	3.20
Expired	(1,747)	1.08
Balance at March 31, 2023	9,832,667	$1.79	8.02	$384
Vested Options Exercisable at March 31, 2023	3,271,151	$1.33	6.68	$—

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2022	6,921,180	$0.88
Granted	1,385,108	7.09
Exercised	—	—
Forfeited	(190,621)	1.23
Expired	(526)	1.23
Balance at March 31, 2022	8,115,141	$1.94	8.87	$42,151
Vested Options Exercisable at March 31, 2022	1,858,885	$0.86	7.58	$11,662
Total share-based compensation expense during the three months ended March 31, 2023 and 2022 was $2,707 and $3,255, excluding costs associated with rolled over units and new units issued or replaced in connection with the Business Combination, respectively. In addition, pursuant to the Business Combination, the Company accelerated and settled in cash 3,724 Legacy TOI Stock Options in a total cash amount of $20,597. The Company recognized compensation expense in the amount of $19,953 related to the share-based compensation units that are subject to performance vesting conditions immediately prior to the Business Combination.
At March 31, 2023, there was $20,080 of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan and 2019 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.92 years for the three months ended March 31, 2023. The total fair value of common shares vested during the three months ended March 31, 2023 and 2022 was $281 and $2,198, respectively.
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
The weighted-average grant date fair values of the RSUs granted during three months ended March 31, 2023 and 2022, were determined to be $0.48 and $7.09, respectively, based on the fair value of the Company’s common share at the grant date.
A summary of the activity for the RSUs for the three months ended March 31, 2023 and 2022, respectively, are shown in the following table:

	Three Months Ended March 31,
	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,106,540	$7.25	1,291,492	$10.98
Granted	1,863,539	0.48	727,424	7.09
Vested	(331,675)	4.12	(27,188)	7.09
Forfeited	(56,427)	6.63	—	—
Unvested at end of year	3,581,977	$4.03	1,991,728	$10.98
The total share-based compensation expense related to RSUs was $2,088 and $1,491, respectively, during the three months ended March 31, 2023 and 2022.
As of March 31, 2023 there was $14,435 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.74 years as of March 31, 2023. As of March 31, 2023, 331,675 of the RSUs have vested and zero were net settled to cover the required withholding tax upon vesting.
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
The total fair value of the liability-classified Medical RSU awards granted in 2022 and outstanding as of December 31, 2022 was approximately $264, which represents the fixed monetary value of the awards. The weighted-average grant-date fair value, based on the Company’s share price on the modification date, was $3.56 for equity-classified Medical RSUs granted during 2022 and outstanding as of December 31, 2022. There were no unvested equity-classified Medical RSU awards outstanding as of March 31, 2023 or March 31, 2022.
A summary of the activity for the equity-classified Medical RSUs for the three months ended March 31, 2023 and 2022, respectively, is shown in the following table:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	147,470	—
Granted	8,317	—
Vested	(155,787)	—
Forfeited	—	—
Balance at end of period	—	—
Total compensation costs for Medical RSUs was $58 for the three months ended March 31, 2023. As of March 31, 2023, all Medical RSUs have vested.
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
The grant date fair value of the First Earnout Tranche and Second Earnout Tranche as of Closing Date was determined to be $8.35 and $6.76, respectively. The assumptions used in the Monte-Carlo Simulation model for the Earnout Shares granted on the Closing Date are provided in the following table:

November 12, 2021
Valuation assumptions
Expected dividend yield	—%
Expected volatility	35.00%
Risk-free interest rate	0.85%
A summary of the activity for the Employees Earnout Shares for the three months ended March 31, 2023 and 2022 is shown in the following table:

	Three Months Ended March 31,
	2023	2022
Outstanding at beginning of period	1,417,632	1,602,435
Granted	—	—
Vested	—	(41,578)
Forfeited	(16,568)	—
Outstanding at end of period	1,401,064	1,560,857
The total share-based compensation expense during the three months ended March 31, 2023 and 2022 was $112 and $3,807, related to the Employees Earnout Shares, respectively.
As of March 31, 2023, there was $391 of unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest. That cost is expected to be recognized over a weighted average period of 0.51 years as of March 31, 2023. As of March 31, 2023, none of the Employee Earnout Shares have vested.
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
Legal Matters
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. In the opinion of Management, the outcome of such matters will not have a material effect on the Company’s condensed consolidated financial statements. Loss contingencies entail uncertainty and a possibility of loss to an entity. If the loss is probable and the amount of loss can be reasonably estimated, the loss should be accrued according to ASC No. 450-20, Disclosure of Certain Loss Contingencies.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of March 31, 2023 and December 31, 2022.
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

Note 16. Business Combinations
During the year ended December 31, 2022, the Company closed on five business combinations and one asset acquisition. There were no business combinations or asset acquisitions during the three months ended March 31, 2023.
Practice Acquisitions
For the acquisition of various clinical practices, the Company applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition dates.
Perkins Practice Acquisition
On April 30, 2022 ("Perkins Acquisition Date"), the Company acquired certain non-clinical assets of California Oncology of the Central Valley Medical Group, Inc., (the “Perkins Practice”) from Christopher Perkins, M.D. (“Dr. Perkins”). Further, TOI CA acquired certain clinical assets of the Perkins Practice from Dr. Perkins. In conjunction with the acquisition, the Company also entered into a Professional Service Agreement with Oncology Associates of Fresno Medical Group, Inc. Intangible assets of $70 were recognized pursuant to the acquisition in the form of trade names of $2,480 and clinical contracts of $70, with weighted average amortization periods of 10 years and 5 years, respectively. The Company transferred cash consideration of $8,920 and contingent consideration of $2,000 to Dr. Perkins for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (April 29, 2023 and 2024, respectively), pending Dr. Perkins' continued employment at that time. The contingent consideration is accounted for as post-combination compensation expense to Dr. Perkins.
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
Acquisition costs amounted to $0 and $76 for the three months ended March 31, 2023 and 2022 respectively, and were recorded as “General and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.
The following table summarizes the provisional fair values assigned to identifiable assets acquired and liabilities assumed.

	Acquisition
(in thousands)	Perkins	Parikh	Barreras	De La Rosa Costa	Hashimi	Total
Consideration:
Cash	$8,920	$1,908	$929	$25	$445	$12,227
Deferred	—	—	—	—	—	—
Fair value of total consideration transferred	$8,920	$1,908	$929	$25	$445	$12,227
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash	$—	$—	$—	$—	$—	$—
Accounts receivable	—	—	—	—	—	—
Inventory	408	307	279	—	95	1,089
Property and equipment, net	123	15	23	—	5	166
Operating right of use assets	447	1,118	83	6	88	1,742
Clinical contracts and noncompetes	70	20	3	—	24	117
Trade names	2,480	—	—	—	—	2,480
Goodwill	5,851	1,566	624	25	321	8,387
Total assets acquired	9,379	3,026	1,012	31	533	13,981
Accounts payable	—	—	—	—	—	—
Current portion of operating lease liabilities	135	169	60	6	26	396
Accrued liabilities	12	—	—	—	—	12
Current portion of long term debt	—	—	—	—	—	—
Operating lease liabilities	312	949	23	—	62	1,346
Total liabilities assumed	459	1,118	83	6	88	1,754
Net assets acquired	$8,920	$1,908	$929	$25	$445	$12,227
The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. The fair values assigned to the assets acquired are based on estimates and assumptions from data that is readily available.

Summary of Unaudited Supplemental Pro Forma Information
The Company recognized $6,373 cumulative revenue and $258 cumulative net loss in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 related to clinical practices acquired in prior years.
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

(in thousands)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and restricted cash	$1,659	$1,070
Accounts receivable, net	45,956	39,817
Other receivables	123	220
Inventories, net	10,254	9,262
Prepaid expenses	1,406	841
Total current assets	59,398	51,210
Property and equipment, net	153	168
Other assets	491	441
Intangible assets, net	3,227	3,343
Goodwill	—	15,832
Total assets	$63,269	$70,994
Liabilities
Current liabilities:
Accounts payable	$10,370	$8,296
Income taxes payable	—	132
Accrued expenses and other current liabilities	6,291	5,129
Current portion of long-term debt	—	—
Amounts due to affiliates	153,410	140,218
Total current liabilities	170,071	153,775
Other non-current liabilities	645	739
Deferred income taxes liability	43	58
Total liabilities	$170,759	$154,572
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL and TOI TX, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA, TOI FL or TOI TX, however.

Note 18. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets.
Intangible Assets
As of March 31, 2023, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(8,509)	$10,891
Trade names	10 years	6,650	(2,105)	4,545
Clinical contracts and noncompete agreements	8 years	3,025	(1,233)	1,792
Total intangible assets		$29,075	$(11,847)	$17,228
As of December 31, 2022, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(8,038)	$11,362
Trade names	10 years	6,650	(1,941)	4,709
Clinical contracts and noncompete agreements	8 years	3,025	(1,139)	1,886
Total intangible assets		$29,075	$(11,118)	$17,957
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of March 31, 2023 is as follows:

(in thousands)	Amount
Year ending December 31:
2023 (remaining nine months)	$2,184
2024	2,913
2025	2,909
2026	2,884
2027	2,757
Thereafter	3,581
Total	$17,228
The aggregate amortization expense during the three months ended March 31, 2023 and 2022 were $728 and $673, respectively.

Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of March 31, 2023 and December 31, 2022 is as follows:

(in thousands)	March 31, 2023	December 31, 2022
Patient services	$—	$16,235
Dispensary	4,551	4,551
Clinical trials & other	—	632
Total goodwill	$4,551	$21,418
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 and for the year ended December 31, 2022 are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Balance as of January 1:
Gross goodwill	$21,418	$26,626
Goodwill acquired	—	4,736
Goodwill impairment charges (see Note 2 and Note 7)	(16,867)	(9,944)
Goodwill, net as of December 31	$4,551	$21,418
Note 19. Net Income (Loss) Per Share
The following table sets forth the computation of the Company's basic net income (loss) per share to common stockholders for the three months ended March 31, 2023 and 2022.

(in thousands, except share data)	Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to TOI	$(29,998)	$19,286
Less: Deemed dividend	—	—
Net (loss) income attributable to TOI available for distribution	(29,998)	19,286
Net (loss) income attributable to participating securities, basic	(5,504)	3,519
Net (loss) income attributable to common stockholders, basic	$(24,494)	$15,767
Weighted average common shares outstanding, basic	73,449,132	73,252,365
Net (loss) income per share attributable to common stockholders, basic	$(0.33)	$0.22

The following table sets forth the computation of the Company's diluted net loss per share to common stockholders for the three months ended March 31, 2023 and 2022.

(in thousands, except share data)	Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to TOI	$(29,998)	$19,286
Less: Deemed dividend	—	—
Net (loss) income attributable to TOI available for distribution	(29,998)	19,286
Net (loss) income attributable to participating securities, diluted	(5,504)	3,405
Net (loss) income attributable to common stockholders, diluted	$(24,494)	$15,881
Weighted average common shares outstanding, basic	73,449,132	73,252,365
Dilutive effect of stock options	—	2,995,601
Weighted average shares outstanding, diluted	73,449,132	76,247,966
Net (loss) income per share attributable to common stockholders, diluted	$(0.33)	$0.21
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2023	2022
Stock options	9,832,667	4,609,124
RSUs	3,581,977	1,991,728
Medical RSUs	447,012	—
Earnout Shares	1,401,064	1,560,857
Public Warrants	5,749,986	5,749,986
Private Warrants	3,177,542	3,177,542
Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended March 31,
	2023	2022
Revenue
Patient services	$50,273	$35,057
Dispensary	24,240	18,679
Clinical trials & other	1,679	1,425
Consolidated revenue	$76,192	$55,161

Direct costs
Patient services	$42,814	$27,378
Dispensary	19,145	15,324
Clinical trials & other	134	137
Total segment direct costs	$62,093	$42,839

Depreciation expense
Patient services	$406	$250
Dispensary	16	—

(in thousands)	Three Months Ended March 31,
	2023	2022
Clinical trials & other	—	47
Total segment depreciation expense	$422	$297

Amortization of intangible assets
Patient services	$675	$621
Dispensary	—	—
Clinical trials & other	52	53
Total segment amortization	$727	$674

Operating income
Patient services	$6,378	$6,808
Dispensary	5,079	3,355
Clinical trials & other	1,493	1,188
Total segment operating income	$12,950	$11,351

Goodwill impairment charges
Patient services	$16,235	$—
Dispensary	—	—
Clinical trials & other	632	—
Total impairment charges	$16,867	$—

Selling, general and administrative expense	$28,830	$29,806
Non-segment depreciation and amortization	120	16
Total consolidated operating loss	$(32,867)	$(18,471)

(in thousands)	March 31, 2023	December 31, 2022
Assets
Patient services	$70,241	$64,869
Dispensary	9,872	7,194
Clinical trials & other	11,471	11,496
Non-segment assets	143,049	178,106
Total assets	$234,633	$261,665

Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees, and share repurchases. Related party payments for the three months ended March 31, 2023 and 2022 were as follows:

(in thousands)		Three Months Ended March 31,
	Type	2023	2022
American Institute of Research	Consulting	$15	$40
Karen M Johnson	Board Fees	13	19
Richard Barasch	Board Fees	—	5
Anne M. McGeorge	Board Fees	13	19
Mohit Kaushal	Board Fees	15	19
Ravi Sarin	Board Fees	13	19
Maeve O'Meara	Board Fees	13	19
M33 Growth LLC (Gabe Ling)	Board Fees	13	—
Mark L. Pacala	Board Fees	13	—
Richy Agajanian MD	Clinical Trials	2	16
Total		$110	$156

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the unaudited condensed consolidated financial statements and the related notes that are included elsewhere in this Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices that serve patients at 76 clinic locations across 15 markets and five states throughout the United States. Our community-based oncology practices are staffed with 109 oncologists and advanced practice providers. 62 of these clinics are staffed with 98 providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs", which provided care for more than 64,000 patients in 2022 and managed a population of approximately 1.8 million patients under value-based agreements as of March 31, 2023. The Company also provides management services on behalf of 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
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
Capitation
Capitation revenues consist primarily of fees for medical services provided by the TOI PCs to the Company's patients under a capitated arrangement with various managed care organizations. Capitation revenue is paid monthly based on the number of enrollees by the contracted managed care organization (per member per month or “PMPM”). Capitation contracts generally have a legal term of one year or longer. Payments in capitation contracts are variable since they primarily include PMPM fees associated with unspecified membership that fluctuates throughout the term of the contract; however, based on our experience, our total underlying membership generally increases over time as penetration of Medicare Advantage products grows. Certain contracts include terms for a capitation deduction where the cost of out-of-network referrals of members are deducted from the future payment. Revenue is recognized in the month services are rendered on the basis of the transaction price established at that time.
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

	Three Months Ended March 31,
	2023	2022
Revenue
Patient services	66.0%	63.6%
Dispensary	31.8%	33.8%
Clinical trials & other	2.2%	2.6%
Total operating revenue	100.0%	100.0%
Operating expenses
Direct costs – patient services	56.2%	49.6%
Direct costs – dispensary	25.1%	27.8%
Direct costs – clinical trials & other	0.2%	0.2%
Goodwill impairment charges	22.1%	—%
Selling, general and administrative expense	37.8%	54.0%
Depreciation and amortization	1.7%	1.8%
Total operating expenses	143.1%	133.4%
Loss from operations	(43.1)%	(33.4)%
Other non-operating expense (income)
Interest expense	3.5%	0.1%
Interest income	(1.6)%	—%
Change in fair value of derivative warrant liabilities	(0.2)%	2.6%
Change in fair value of earnout liabilities	(1.0)%	(71.5)%
Change in fair value of conversion option derivative liabilities	(4.4)%	—%
Gain on loan forgiveness	—%	(0.3)%
Other, net	(0.2)%	0.3%
Total other non-operating income	(3.9)%	(68.8)%
(Loss) income before provision for income taxes	(39.2)%	35.4%
Income tax (expense) benefit	(0.1)%	(0.3)%
Net income (loss)	(39.3)%	35.1%
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Patient services	$50,273	$35,057	$15,216	43.4%
Dispensary	24,240	18,679	5,561	29.8%
Clinical trials & other	1,679	1,425	254	17.8%
Total operating revenue	$76,192	$55,161	$21,031	38.1%
Patient services
The increase in patient services revenue was primarily due to a 38.5% increase in FFS revenue as a result of practice acquisitions and an overall increase in clinic count as well as a 4.1% increase in capitation revenue due to capitation contracts.

Dispensary
The increase in dispensary revenue was primarily due to a 30.1% increase in the number of prescriptions filled, offset by a 0.3% decrease in the average revenue per fill.
Clinical trials & other
The increase in clinical trials and other revenue was primarily due to an increase in California Proposition 56 supplemental payments and other revenue compared to the same quarter prior year for the three months ended March 31, 2023 and 2022.
Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Direct costs – patient services	$42,814	$27,378	$15,436	56.4%
Direct costs – dispensary	19,145	15,324	3,821	24.9%
Direct costs – clinical trials & other	134	137	(3)	(2.2)%
Goodwill impairment charges	16,867	—	16,867	N/A
Selling, general and administrative expense	28,830	29,806	(976)	(3.3)%
Depreciation and amortization	1,269	987	282	28.6%
Total operating expenses	$109,059	$73,632	$35,427	48.1%
Patient services cost
The increase in patient services cost was primarily due to a 43.6% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 11.9% increase in clinical payroll costs due to the growth in clinic count.
Dispensary cost
The increase in dispensary cost was primarily due to a 30.1% increase in the number of prescriptions filled, offset by a 4.0% decrease in the average cost of the prescriptions filled.
Goodwill impairment charges
During the three months ended March 31, 2023, impairment charges of $16,867 were recorded related to goodwill. See Note 18 for additional detail.
Selling, general and administrative expense
The decrease in selling, general and administrative expense was primarily driven by a decrease in share-based compensation expense of 12.0% and a decrease in transaction costs of 4.8%, offset by a 3.5% increase to salaries and benefits, a 2.4% increase to real estate and development, and a 6.7% increase in office expenses related to the continued growth of our business.
Other Expenses (Income)

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Interest expense	$2,650	$74	$2,576	3,481.1%
Interest income	(1,207)	—	$(1,207)	N/A
Change in fair value of derivative warrant liabilities	(143)	1,461	(1,604)	(109.8)%
Change in fair value of earnout liabilities	(752)	(39,440)	38,688	(98.1)%
Change in fair value of conversion option derivative liabilities	(3,318)	—	(3,318)	N/A
Gain on loan forgiveness	—	(183)	183	N/A
Other, net	(143)	151	(294)	(194.7)%
Total other non-operating expense (income)	$(2,913)	$(37,937)	$35,024	(92.3)%

Interest expense
The increase in interest expense was the result of interest and amortization related to the Senior Secured Convertible Note during the first quarter of 2023.
Interest income
The increase in interest income was the result of investments in marketable securities during the first quarter of 2023.
Change in fair value of liabilities
The decrease in non-operating (income) expense was primarily due to gains of $752 and $3,318, respectively, as a result of decreases in the fair value of earnout liabilities and conversion option derivative liabilities for the three months ended March 31, 2022, compared to a gain of $39,440 as a result of a decrease in the fair value of earnout liabilities for the three months ended March 31, 2022.
Gain on loan forgiveness
There was no gain on loan forgiveness during the three months ended March 31, 2023. For the three months ended March 31, 2022, gain on loan forgiveness of $183 was the result of a CARES Act loan that was acquired as part of a physician practice acquisition and subsequently forgiven.
Other, net
The change in other, net was primarily due to unrealized gains on marketable securities and related accretion that did not occur in the prior year.
Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2023	2022
Clinics (1)	76	67
Markets	15	11
Lives under value-based contracts (millions)	1.8	1.7
Adjusted EBITDA (in thousands) (2)	$(7,929)	$(5,229)
(1)     Includes independent oncology practices to which we provide limited management services, but do not bear the operating costs.
(2) Adjusted EBITDA is a "non-GAAP" financial measure within the meaning of Item 10 of Regulation S-K promulgated by the SEC. The Company defines Adjusted EBITDA as net income (loss) adjusting for:
•Depreciation and amortization,
•Interest expense, net,
•Income tax expense,
•Non-cash addbacks,
•Share-based compensation,
•Goodwill impairment charges
•Changes in fair value of liabilities,
•Unrealized (gains) losses on investments

•Practice acquisition-related costs,
•Post combination compensation expense,
•Consulting and legal fees,
•Infrastructure and workforce costs, and
•Transaction costs.
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
The following tables provide a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Net (loss) income	$(29,998)	$19,286	$(49,284)	(255.5)%
Depreciation and amortization	1,269	987	282	28.6%
Interest expense, net	1,443	74	1,369	1,850.0%
Income tax expense (benefit)	44	180	(136)	(75.6)%
Non-cash addbacks(1)	141	197	(56)	(28.4)%
Share-based compensation	4,965	8,552	(3,587)	(41.9)%
Goodwill impairment charges	16,867	—	16,867	N/A
Changes in fair value of liabilities	(4,213)	(37,979)	33,766	(88.9)%
Unrealized (gains) losses on investments	(143)	—	(143)	N/A
Practice acquisition-related costs(2)	16	422	(406)	(96.2)%
Post-combination compensation expense(3)	581	—	581	N/A
Consulting and legal fees(4)	585	655	(70)	(10.7)%
Infrastructure and workforce costs(5)	506	953	(447)	(46.9)%
Transaction costs(6)	8	1,444	(1,436)	(99.4)%
Adjusted EBITDA	$(7,929)	$(5,229)	$(2,700)	51.6%
(1)    During the three months ended March 31, 2023, non-cash addbacks were primarily comprised of non-cash rent of $140 and net credit losses of $1. During the three months ended March 31, 2022, non-cash addbacks were primarily comprised of net credit losses of $154 and non-cash rent of $29.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain advisory projects during the three months ended March 31, 2023. During the three months ended March 31, 2022, these fees related to advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.

(5)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $462 and $424, software implementation fees of $29 and $26, severance expenses resulting from cost rationalization programs of $15 and $18, and temporary labor of $0 and $485 during the three months ended March 31, 2023 and 2022, respectively.
(6)    Transaction costs incurred during the three months ended March 31, 2022 were comprised of consulting, legal, administrative and regulatory fees associated with the Business Combination.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through debt facilities, issuances of equity securities and payments received from various payors. As of March 31, 2023, the Company had $15,250 of cash and cash equivalents, current marketable securities of $40,132, and noncurrent marketable securities of $58,841.
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

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Net cash, cash equivalents, and restricted cash used in operating activities	$(15,452)	$(16,981)	$1,529	(9)%
Net cash, cash equivalents, and restricted cash provided by (used in) investing activities	18,401	(1,002)	19,403	(1,936)%
Net cash, cash equivalents, and restricted cash used in financing activities	(1,709)	(1,657)	(52)	3%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,240	$(19,640)	$20,880	(106)%
Cash, cash equivalents, and restricted cash at beginning of period	14,010	115,174	(101,164)	(88)%
Cash, cash equivalents, and restricted cash at end of period	$15,250	$95,534	$(80,284)	(84)%
Operating Activities
Significant changes impacting net cash, cash equivalents, and restricted cash used in operating activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 were as follows:

•Net loss of $(29,998) for the three months ended March 31, 2023 compared to net income of $19,286 for the three months ended March 31, 2022, primarily as the result of goodwill impairment of $16,867 for the three months ended March 31, 2023 that did not occur the prior year, and a decrease of $33,766 in the gain related to the change in fair value of liabilities compared to the same quarter prior year;
•Share based compensation for the three months ended March 31, 2023 decreased by $3,588 compared to the three months ended March 31, 2022;
•Cash used by accounts receivable increased $1,481 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to the growth in the Company's business;
•Cash provided by accounts payable, accrued expenses and income taxes payable increased $4,206 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to an increase in vendor payables due to the growth in the Company's business; and
•Cash provided by prepaid and other current assets increased $480 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to the amortization of the D&O policy during 2023 and costs incurred in association with the SPAC transaction during 2022 that were deferred until the transaction closed.
Investing Activities
Net cash provided by investing activities increased $19,403 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to sales of marketable securities of $29,999, offset by purchases of $9,759, that did not occur in the prior period.
Financing Activities
Net cash used in financing activities increased $52 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to an increase of $47 related to payments made for financing of insurance payments.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of March 31, 2023.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2023	2024-2025	2026-2027	Thereafter	Total
Convertible note[1]	$8,043	$21,624	$127,647	$—	$157,314
Operating leases	5,206	12,509	9,343	5,181	32,239
Deferred acquisition and contingent consideration	2,175	525	—	—	2,700
Other[2]	1,805	119	39	29	1,992
Total material cash requirements	$17,229	$34,777	$137,029	$5,210	$194,245
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
Interest Rate Risk
We held cash and cash equivalents of $15,250, current marketable securities of $40,132, and noncurrent marketable securities of $58,841 as of March 31, 2023, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.

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
For the three months ended March 31, 2023, the Company recognized an impairment charge of $16,867 to write-down the carrying value of goodwill related to patient services and clinical trials & other in excess of the fair value.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as described below. Notwithstanding the identified material weakness noted below, management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Material Weakness in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of March 31, 2023, we have identified a material weakness in our internal control over financial reporting of complex accounting transactions, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
During the first quarter of 2023, our management continued to execute against the remediation plan under the oversight of the Audit Committee. This involves hiring and training additional qualified personnel, performing detailed risk assessments in key process areas to identify risks of material misstatement, further documenting and implementing control procedures to address the identified risk of material misstatement, and implementing monitoring activities over such control procedures.
Changes in Internal Control over Financial Reporting
Except for the progress that has been made toward remediating the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes to the risk factors previously described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below.
Our common stock may be delisted if we fail to comply with the requirements for continued listing on The Nasdaq Stock Market LLC (“Nasdaq”), and the price of our common stock, our ability to access the capital markets and our ability to comply with the covenants in our Facility Agreement could be negatively impacted.
Our common stock is listed for trading on Nasdaq. To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for continued inclusion on Nasdaq under Nasdaq Listing Rule 5450(a)(2) (the "Bid Price Rule").
On April 25, 2023, the Company received a notification letter from Nasdaq indicating that the Company was not in compliance with the Bid Price Rule. The notification letter stated that the Company would be afforded 180 calendar days (until October 23, 2023) to regain compliance. In order to regain compliance, the Company's closing bid price must remain at $1.00 or more for a minimum of ten consecutive business days (unless Nasdaq exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)). The notification letter also states that in the event the Company does not regain compliance within the 180 day period, the Company may be eligible for an additional 180 days to regain compliance. To qualify, the Company will be required, among other things, to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and would also need to provide written notice of its intention to cure the bid price deficiency during the additional compliance period. If we are unable to regain compliance with the Bid Price Rule during the compliance period (including a second compliance period, if applicable), or fail to meet any of the other continued listing requirements in the future, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock.
In addition, our Facility Agreement contains various covenants, including a requirement that the Company remain a reporting company and maintain the listing of our shares of common stock on an eligible market such as Nasdaq. Should our common stock be delisted, we would be in breach of the eligible market covenant in the Facility Agreement. If we breach this covenant and are unable to obtain a waiver or amendment under the Facility Agreement, the lenders may, among other things, accelerate our outstanding indebtedness and exercise rights with respect to collateral securing our outstanding indebtedness, each of which could have an adverse effect on our business, financial condition and results of operations.
Delisting could also harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, and business development opportunities. Such a delisting likely would impair investor’s ability to sell or purchase our common stock when investors wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities, could result in accelerating our outstanding indebtedness under the Facility Agreement, and would negatively impact the value and liquidity of our common stock.
If the Company is required to record additional goodwill impairment, the Company’s financial condition and results would be negatively affected.
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in the Company’s business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based on a qualitative assessment factoring in the Company’s share price decrease, as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, the Company determined it was likely that its reporting unit fair value was less than its carrying value. After conducting a two-step quantitative assessment, the Company recorded an impairment of $16,867 of goodwill during the three months ended March 31, 2023 (there was no impairment recorded as of March 31, 2022). If the Company’s stock price remains low, or negative macroeconomic, industry or business factors worsen, the Company may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of the Company’s remaining goodwill. Additionally, significant impairment charges may negatively affect the Company’s compliance with the financial covenants of its Facility Agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amendment of Daniel Virnich’s Employment Agreement
On May 4, 2023, the Company and Daniel Virnich entered into that certain first amendment (the “Virnich Amendment”) to the Employment Agreement, dated February 18, 2020, between the same (the “Virnich Employment Agreement”). As a result of the Virnich Amendment, the severance provisions of the Virnich Employment Agreement were amended to provide that Mr. Virnich may receive severance in an amount up to twelve (12) months’ base salary and continued health benefits contingent on (i) Mr. Virnich being terminated without cause, as defined in the Virnich Employment Agreement and (ii) Mr. Virnich executing a release of claims agreement with the Company. In the event Mr. Virnich resigns for good reason, as defined in the Virnich Employment Agreement, Mr. Virnich will receive the same severance benefits for up to (3) months. Any aforementioned severance, whether resulting from termination without cause or resignation for good reason, shall cease to be payable to Mr. Virnich once he finds new gainful employment elsewhere. The foregoing summary of the Virnich Amendment is not complete and is qualified in its entirety by reference to the Virnich Amendment, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Amendment of Mihir Shah’s Employment Agreement
On May 4, 2023, the Company and Mihir Shah entered into that certain first amendment (the “Shah Amendment”) to the Employment Agreement, dated April 4, 2022, between the same (the “Shah Employment Agreement”). As a result of the Shah Amendment, the severance provisions of the Shah Employment Agreement were amended to provide that Mr. Shah may receive severance in an amount up to twelve (12) months’ base salary and continued health benefits contingent on (i) Mr. Shah being terminated without cause, as defined in the Shah Employment Agreement, and (ii) Mr. Shah executing a release of claims agreement with the Company. In the event Mr. Shah resigns for good reason, as defined in the Shah Employment Agreement, Mr. Shah will receive the same severance benefits for up to (3) months. Any aforementioned severance, whether resulting from termination without cause or resignation for good reason, shall cease to be payable to Mr. Shah once he finds new gainful employment elsewhere. The foregoing summary of the Shah Amendment is not complete and is qualified in its entirety by reference to the Shah Amendment, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
10.1*	Amendment No. 1 to the Employment Agreement, dated February 18, 2020, by and between TOI Management, LLC and Daniel Virnich, dated May 4, 2023.					X
10.2*	Amendment No. 1 to the Employment Agreement, dated April 4, 2022, by and between TOI Management, LLC and Mihir Shah, dated May 4, 2023.					X
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
101*
Interactive Data File — the following financial statements from The Oncology Institute's Quarterly Report on Form 10-Q formatted in inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (Unaudited).
						X
101.INS	XBRL Instance Document

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this the day of May 10, 2023.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)