Form 10-Q
period 2023-06-30
Oncology Institute, Inc.
filed 2023-08-09
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-39248
The Oncology Institute, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3562323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18000 Studebaker Rd, Suite 800 Cerritos, California	90703
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (562) 735-3226
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TOI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Common stock, each at an exercise price of $11.50 per share	TOIIW	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of August 4, 2023, the registrant had 72,955,088 shares of common stock outstanding.

Page
Part I – Financial Information	4
Item 1. Financial Statements (unaudited)	4
Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	4
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022	6
Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders' Equity for the Three and Six Months Ended June 30, 2023 and 2022	7
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	8
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3. Quantitative and Qualitative Disclosures About Market Risk	60
Item 4. Controls and Procedures	60
Part II – Other Information	62
Item 1. Legal Proceedings	62
Item 1A. Risk Factors	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3. Defaults Upon Senior Securities	62
Item 4. Mine Safety Disclosures	62
Item 5. Other Information	62
Item 6. Exhibits	63
Signatures	65

PART I
Item 1. Financial Statements and Supplementary Data

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,892	$14,010
Marketable securities	10,291	59,796
Accounts receivable, net	46,394	39,816
Other receivables	499	617
Inventories, net	12,168	9,261
Prepaid expenses	5,827	6,918
Total current assets	104,071	130,418
Non-current investments	58,944	58,354
Property and equipment, net	10,772	8,547
Operating right of use assets	29,041	24,494
Intangible assets, net	19,344	17,957
Goodwill	7,230	21,418
Other assets	557	477
Total assets	$229,959	$261,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,123	$9,372
Current portion of operating lease liabilities	6,001	5,498
Income taxes payable	256	255
Accrued expenses and other current liabilities	14,126	14,595
Total current liabilities	33,506	29,720
Operating lease liabilities	26,647	22,060
Derivative warrant liabilities	89	350
Derivative earnout liabilities	34	803
Conversion option derivative liabilities	642	3,960
Long-term debt, net of unamortized debt issuance costs	83,688	80,621
Other non-current liabilities	553	868
Deferred income taxes liability	78	108
Total liabilities	145,237	138,490

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	June 30, 2023	December 31, 2022
	(Unaudited)
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 74,548,216 shares issued and 72,955,088 shares outstanding at June 30, 2023 and 73,265,621 shares issued and outstanding at December 31, 2022	7	7
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 165,045 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	195,586	186,250
Treasury Stock, 1,593,128 and 0 shares at June 30, 2023 and December 31, 2022	(894)	—
Accumulated deficit	(109,977)	(63,082)
Total stockholders’ equity	84,722	123,175
Total liabilities and stockholders’ equity	$229,959	$261,665
Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $71,882 and $70,994 as of June 30, 2023 and December 31, 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $192,368 and $154,572 as of June 30, 2023 and December 31, 2022, respectively. See Note 17 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Patient services	$53,426	$39,109	$103,699	$74,166
Dispensary	25,196	20,218	49,436	38,897
Clinical trials & other	1,602	1,594	3,281	3,019
Total operating revenue	80,224	60,921	156,416	116,082
Operating expenses
Direct costs – patient services	44,878	32,875	87,692	60,253
Direct costs – dispensary	20,111	16,754	39,256	32,078
Direct costs – clinical trials & other	118	150	252	287
Goodwill impairment charges	—	—	16,867	—
Selling, general and administrative expense	28,726	28,348	57,556	58,154
Depreciation and amortization	1,329	1,098	2,598	2,085
Total operating expenses	95,162	79,225	204,221	152,857
Loss from operations	(14,938)	(18,304)	(47,805)	(36,775)
Other non-operating expense (income)
Interest expense	2,672	61	5,322	135
Interest income	(1,034)	—	(2,241)	—
Change in fair value of derivative warrant liabilities	(118)	(2,065)	(261)	(604)
Change in fair value of earnout liabilities	(17)	(10,800)	(769)	(50,240)
Change in fair value of conversion option derivative liabilities	—	—	(3,318)	—
Gain on loan forgiveness	—	—	—	(183)
Other, net	357	(15)	214	136
Total other non-operating income (loss)	1,860	(12,819)	(1,053)	(50,756)
(Loss) income before provision for income taxes	(16,798)	(5,485)	(46,752)	13,981
Income tax (expense) benefit	(99)	32	(143)	(148)
Net income (loss)	$(16,897)	$(5,453)	$(46,895)	$13,833
Net income (loss) per share attributable to common stockholders:
Basic	$(0.19)	$(0.06)	$(0.52)	$0.15
Diluted	$(0.19)	$(0.06)	$(0.52)	$0.15
Weighted-average number of shares outstanding:
Basic	74,119,910	72,996,836	73,786,374	73,123,895
Diluted	74,119,910	72,996,836	73,786,374	76,106,201
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share and per share data)
(Unaudited)

	Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Treasury stock	Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	73,265,621	$7	165,045	$—	$—	$186,250	$(63,082)	$123,175
Net loss	—	—	—	—	—	—	(29,998)	(29,998)
Issuance of common stock upon vesting RSUs	488,988	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	5,229	—	5,229
Balance at March 31, 2023	73,754,609	$7	165,045	$—	$—	$191,479	$(93,080)	$98,406
Net loss	—	—	—	—	—	—	(16,897)	(16,897)
Issuance of common stock upon vesting RSUs	793,607	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	4,107	—	4,107
Treasury stock purchase	—	—	—	—	(894)	—	—	(894)
Balance at June 30, 2023	74,548,216	$7	165,045	$—	$(894)	$195,586	$(109,977)	$84,722

	Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	73,249,042	$7	163,510	$—	$167,386	$(63,234)	$104,159
Net income	—	—	—	—	—	19,286	19,286
Issuance of common stock upon vesting of RSUs	27,188	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	8,553	—	8,553
Balance at March, 31, 2022	73,276,230	$7	163,510	$—	$175,939	$(43,948)	$131,998
Net loss	—	—	—	—	—	(5,453)	(5,453)
Issuance of common stock upon vesting of RSUs	150,958	—			—	—	—
Issuance of common stock upon exercise of options	366,684	—	—	—	337	—	337
Exchange of common stock for preferred stock	(313,000)	—	3,130	—	—	—	—
Repurchase and retirement of common stock	(1,500,000)	—	—	—	(9,000)	—	(9,000)
Net settlement of taxes for equity awards	—	—	—	—	(413)	—	(413)
Share-based compensation expense	—	—	—	—	6,514	—	6,514
Balance at June 30, 2022	71,980,872	$7	166,640	$—	$173,377	$(49,401)	$123,983
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(46,895)	$13,833
Adjustments to reconcile net (loss) income to cash and cash equivalents used in operating activities:
Depreciation and amortization	2,598	2,085
Amortization of debt issuance costs	3,067	—
Goodwill impairment charges	16,867	—
Share-based compensation	9,072	15,067
Change in fair value of liability classified warrants	(261)	(604)
Change in fair value of liability classified earnouts	(769)	(50,240)
Change in fair value of liability classified conversion option derivatives	(3,318)	—
Realized loss on sale of investments	11	—
Unrealized loss on investments	113	—
Accretion of discount on investment securities	(1,589)	—
Deferred taxes	(30)	131
Gain on loan forgiveness	—	(183)
Credit losses	(2)	259
Loss on disposal of property and equipment	—	14
Changes in operating assets and liabilities:
Accounts receivable	(6,576)	(9,200)
Inventories	(2,907)	(1,733)
Other receivables	118	815
Prepaid expenses	1,091	1,152
Operating lease right-of-use assets	3,125	2,191
Other assets	(80)	(86)
Accrued expenses and other current liabilities	1,350	2,562
Income taxes payable	1	—
Accounts payable	3,751	(1,658)
Current and long-term operating lease liabilities	(2,529)	(1,767)
Other non-current liabilities	(320)	2
Net cash and cash equivalents used in operating activities	(24,112)	(27,360)
Cash flows from investing activities:
Purchases of property and equipment	(2,776)	(2,344)
Cash paid for practice acquisitions	(4,300)	(8,920)
Purchases of marketable securities/investments	(9,747)	—
Sales of marketable securities/investments	60,127	—
Net cash and cash equivalents provided by (used in) investing activities	43,304	(11,264)
Cash flows from financing activities:
Payments made for financing of insurance payments	(2,576)	(2,481)
Payment of deferred consideration liability for acquisition	(759)	(759)
Principal payments on financing leases	(81)	(26)
Common stock repurchase	(894)	(9,000)
Common stock issued for options exercised	—	337
Taxes for common stock net settled	—	(413)
Net cash and cash equivalents used in financing activities	(4,310)	(12,342)
Net increase (decrease) in cash and cash equivalents	14,882	(50,966)
Cash and cash equivalents at beginning of period	14,010	115,174
Cash and cash equivalents at end of period	$28,892	$64,208
Supplemental disclosure of cash flow information:
Interest and principal forgiven from Paycheck Protection Program loans	$—	$183
Cash paid for:
Income taxes	$170	$25

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2023	2022
Interest	$2,255	$135
Supplemental disclosure of noncash investing and financing activities:
Deferred consideration as part of practice acquisitions	$1,813	$2,000
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(US Dollars in thousands, except share data)
Note 1. Description of the Business
Overview of the Business
The Oncology Institute, Inc. (“TOI”) is the successor entity to DFP Healthcare Acquisitions Corp. ("DFPH"). DFPH is a Delaware corporation originally formed in 2019 as a publicly-traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination ("Business Combination"). TOI was originally founded in 2007 and is a community oncology practice that operates value-based oncology services platforms. TOI has various wholly-owned subsidiaries, including The Oncology Institute, LLC ("TOI LLC") (which was formerly known as TOI Parent, Inc.), The Oncology Institute of Hope and Innovation Patient Safety Organization, LLC, and TOI Management, LLC (“TOI Management”). Additionally, TOI Management holds master services agreements with affiliated physician-owned professional entities ("TOI PCs") that confer controlling financial interest over the professional entities and their wholly-owned subsidiaries (TOI PCs, together with TOI, the “Company”).
On November 12, 2021 ("Closing Date"), the Business Combination closed following a series of mergers, which resulted in DFPH emerging as the parent of the combined entity Orion Merger Sub II, LLC and the former TOI Parent, Inc. (together, "Legacy TOI"). DFPH was renamed “The Oncology Institute, Inc.” and common stock and "Public Warrants" continued to be listed on Nasdaq under the ticker symbols “TOI” and “TOIIW,” respectively (See Note 16).
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
The Company has 99 oncologists and mid-level professionals across 67 clinic locations located within five states: California, Florida, Arizona, Nevada, and Texas. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, has clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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
The Company holds variable interests in TOI PCs, which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of June 30, 2023, TOI held variable interests in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the shareholders of the Company's consolidating VIEs own a minority of the issued and outstanding common shares of the Company.
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
The DFPH-Legacy TOI Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, DFPH was treated as the “acquired” company for accounting purposes and the Business Combination was treated as the equivalent of Legacy TOI issuing stock for the net assets of DFPH, accompanied by a recapitalization. The net assets of DFPH are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of TOI LLC.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments that are both readily convertible into cash and mature within 90 days from the date of purchase to be cash equivalents. As of June 30, 2023, the Company's cash equivalents consist of U.S. Treasury bills with a maturity date less than 90 days from the date of purchase.

Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and customer type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. No allowance for credit losses was recorded as of June 30, 2023 and December 31, 2022.

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

Goodwill
The Company accounts for goodwill under ASC No. 350, Intangibles - Goodwill and Other (“ASC 350”). Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations.
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
When assessing goodwill for impairment for the six months ended June 30, 2023, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment including our share price decrease as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was likely that our reporting unit fair value was less than its carrying value and the two-step impairment test was performed. It was concluded in connection with the preparation of these financial statements that, based on the results of our assessment performed there was a goodwill impairment of $16,867 for the three months ended March 31, 2023. There was no impairment of goodwill recorded for the three months ended June 30, 2023. Goodwill impairment recorded for the three and six months ended June 30, 2023 was $0 and $16,867, respectively.

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
At each reporting period, the Company evaluates available-for-sale marketable securities, to the extent the fair value option is not elected, for any credit-related impairment when the fair value of the investment is less than its amortized cost. If the Company determines that the decline in fair value is below the carrying value and this decline is other-than-temporary, credit-related impairment is recognized in the Consolidated Statement of Operations in accordance with ASC 320, Debt Securities. As of June 30, 2023, there were no available-for-sale instruments for which the fair value option was not elected.
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
The Company adopted the ASU 2016-13, as amended, effective January 1, 2023, using the modified retrospective approach, which resulted in changes to the Company’s accounting policies for accounts receivables. Upon adoption of ASU 2016-13, the Company evaluated accounts receivables on a collective (i.e., portfolio) basis when similar risk characteristics were shared. The adoption of this standard did not have a material impact on our consolidated financial statements and there was no allowance for credit losses recorded as of June 30, 2023 and December 31, 2022.
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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Percentage of Net Revenue:
Payor A	10%	14%	11%	15%
Payor B	14%	17%	15%	17%
The concentration of gross receivables on a percentage basis for major payors at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Percentage of Gross Receivables:
Payor B	11%	13%
Payor C	10%	10%
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Percentage of Cost of Sales:
Vendor A	100%	55%	100%	54%
Vendor B	N/A	43%	N/A	44%

The concentration of gross payables on a percentage basis for major payors at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Percentage of Gross Payables:
Vendor A	70%	66%
Vendor B	N/A	N/A

Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of June 30, 2023 and December 31, 2022 consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Oral drug accounts receivable	$3,264	$4,165
Capitated accounts receivable	678	1,623
FFS accounts receivable	32,787	26,313
Clinical trials accounts receivable	2,577	2,443
Other trade receivables	7,088	5,272
Total	$46,394	$39,816
The Company adopted ASU 2016-13, as amended, effective January 1, 2023, and determined the allowance for credit losses was not material as of June 30, 2023. No allowance for credit losses was recorded as of June 30, 2023 and December 31, 2022.
During the three and six months ended June 30, 2023, credit losses related to direct write-offs totaled $0 and $11, respectively. Credit losses were a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts. During the three and six months ended June 30, 2023, the Company had recoveries of credit losses of $3 and $13, respectively. During the three and six months ended June 30, 2022, the Company had net reversals of bad debt recoveries of $105 and $82, respectively and bad debt expense of $0, and $177, respectively.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Patient services
Capitated revenue	$16,786	$13,944	$33,354	$28,460
FFS revenue	36,640	25,165	70,345	45,706
Subtotal	53,426	39,109	103,699	74,166
Dispensary revenue	25,196	20,218	49,436	38,897
Clinical research trials and other revenue	1,602	1,594	3,281	3,019
Total	$80,224	$60,921	$156,416	$116,082
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of June 30, 2023 and December 31, 2022. Refer to Note 4 for accounts receivable as of June 30, 2023 and December 31, 2022.

Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of June 30, 2023 and December 31, 2022, contract liabilities amounted to $610 and $1,139, respectively. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to materiality.
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
The Company’s inventories as of June 30, 2023 and December 31, 2022 were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Oral drug inventory	$3,062	$2,130
IV drug inventory	9,106	7,131
Total	$12,168	9,261
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounts for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. The Company’s investments in marketable securities at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$10,905	$1	$—	$10,906
Marketable securities:
Short-term U.S. Treasuries	$10,310	$—	$(19)	$10,291
Long-term U.S. Treasuries	59,416	—	(472)	58,944
Total available for sale securities	$80,631	$1	$(491)	$80,141

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$2,573	$—	$—	$2,573
Marketable securities:
Short-term U.S. Treasuries	$59,876	$6	$(86)	$59,796
Long-term U.S. Treasuries	58,652	—	(298)	58,354
Total available for sale securities	$121,101	$6	$(384)	$120,723

The contractual maturities of the Company's investments in cash equivalents and marketable securities as of June 30, 2023 and December 31, 2022 is as follows:

(in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$10,906	$—	$—	$10,906
Marketable securities:
Short-term U.S. Treasuries	$10,291	$—	$—	$10,291
Long-term U.S. Treasuries	49,483	9,461	—	58,944
Total available for sale securities	$70,680	$9,461	$—	$80,141

(in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$2,573	$—	$—	$2,573
Marketable securities:
Short-term U.S. Treasuries	$59,796	$—	$—	$59,796
Long-term U.S. Treasuries	10,523	47,831	—	58,354
Total available for sale securities	$72,892	$47,831	$—	$120,723
The Company recorded a net unrealized loss of $256 and a net unrealized loss of $113 for the three and six months ended June 30, 2023. At June 30, 2023, seven securities were in an unrealized loss position. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the risk of an upcoming recession and monetary policy. The Company does not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery.
Accrued interest receivable on cash equivalents and marketable securities was $305 and $274, respectively, at June 30, 2023 and December 31, 2022, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at June 30, 2023 and December 31, 2022:

	June 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$10,906	$—	$10,906	$—
Marketable securities	10,291	—	10,291	—
Non-current investments	58,944	—	58,944	—
Financial liabilities:
Derivative warrant liabilities	$89	$—	$89	$—
Earnout liabilities	34	—	—	34
Conversion option derivative liabilities	642	—	—	642
Contingent consideration liability	1,813	—	1,813	—
Non-recurring fair value measurement:
Goodwill	7,230	—	—	7,230

As of June 30, 2023, derivative warrant liabilities of $89 were transferred from a Level 3 to a Level 2 financial instrument as a result of the valuation being based on the market price of our public warrants, which management considers to be a similar and comparable instrument, as compared to the previous valuation which was based on the Binomial Lattice Model.

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
The Company measures its private derivative warrants at fair value on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy because the valuation is based on an observable input of a similar instrument. The Company measures its earnout, convertible note warrant derivative liability, optional redemption derivative liability, conversion option derivative liability, and contingent consideration liability on a recurring basis and classifies those instruments within Level 3 of the fair value hierarchy because unobservable inputs are used to measure fair value. See Note 2 for a summary of the Company’s policies relating to fair value measurements, and Note 11 for more detail on the convertible note warrant, optional redemption, and conversion option derivative liabilities.
The Company measures goodwill at fair value on a nonrecurring basis and classifies goodwill within Level 3 of the fair value hierarchy. It was concluded in connection with the preparation of these financial statements that, based on the results of our most recent qualitative assessment performed for the three months ended June 30, 2023, there was no impairment of goodwill recorded for the three months ended June 30, 2023.

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis at June 30, 2023:

(in thousands)	Private Warrant Liability	Earnout Liability	Conversion Option Derivative Liability	Contingent Consideration Liability
Balance at December 31, 2021	$2,193	$60,018	$—	$—
Conversion option derivative liability acquired (see Note 11 for detail)	—	—	28,160	—
Decrease in fair value included in other expense	(1,843)	(59,215)	(24,200)	—
Balance at December 31, 2022	$350	$803	$3,960	$—
Contingent consideration liability acquired (see Note 16 for detail)	—	$—	—	1,813
Decrease in fair value included in other expense	(261)	$(769)	(3,318)	—
Balance at June 30, 2023	$89	$34	$642	$1,813
As of June 30, 2023, earnout liabilities were valued using a Monte-Carlo Simulation Model, which is considered to be a Level 3 fair value measurement, derivative warrant liabilities were valued using the public warrant trading price, which is considered to be a Level 2 fair value measurement, and the contingent consideration liability was valued using a present value factor, which is considered to be a Level 2 fair value measurement. As of December 31, 2022, derivative warrant and earnout liabilities were valued using a Binomial Lattice and Monte-Carlo Simulation Model, respectively, which are considered to be Level 3 fair value measurements.
As of June 30, 2023 and December 31, 2022, the convertible note warrant and conversion option derivative liabilities were valued using the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of our Level 3 liabilities is the expected volatility of the common stock. A summary of the inputs used in the valuations is as follows:

	June 30, 2023
	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$0.55	$0.55	$0.55	$0.55
Term (in years)	1.26	1.26	4.11	4.11
Volatility	89.10%	89.10%	75.60%	75.60%
Risk-free rate	5.10%	5.10%	4.20%	4.20%
Dividend yield	—	—	—	—
Cost of equity	15.50%	15.50%	—	—

	December 31, 2022
	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$1.65	$1.65	$1.65	$1.65	$1.65
Term (in years)	3.87	1.54	1.55	4.61	4.61
Volatility	71.80%	70.00%	70.00%	40.00%	40.00%
Risk-free rate	4.08%	4.45%	4.45%	3.99%	3.99%
Dividend yield	—	—	—	—	—
Cost of equity	—	13.60%	13.60%	0.00%	0.00%

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
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	June 30, 2023	December 31, 2022
Computers and software	60 months	$2,502	$2,139
Office furniture	84 months	709	606
Leasehold improvements	Shorter of lease term or estimated useful life	8,961	6,655
Medical equipment	60 months	1,970	1,138
Construction in progress		950	1,144
Finance lease ROU assets	Shorter of lease term or estimated useful life	207	371
Less: accumulated depreciation		(4,527)	(3,506)
Total property and equipment, net		$10,772	$8,547
Depreciation expense for the three months ended June 30, 2023 and 2022 was $601 and $359, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $1,142 and $673, respectively.

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Compensation, including bonuses, fringe benefits, and payroll taxes	$4,572	$5,310
Contract liabilities	610	1,139
Directors and officers insurance premiums	434	3,010
Deferred acquisition and contingent consideration (see Note 16)	1,306	802
Accrued interest	1,088	1,100
Other liabilities	6,116	3,234
Total accrued expenses and other current liabilities	$14,126	$14,595
Contract liabilities as of June 30, 2023 and December 31, 2022 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a financing arrangement to pay premiums for directors’ and officers’ (“D&O”) insurance coverage to protect against such losses on November 12, 2021. As of June 30, 2023, the remaining D&O principal balance was $434, all of which is due to be paid before March 31, 2024 and classified as a current liability.
Note 10. Leases
The Company leases clinics, office buildings, and certain equipment under noncancellable financing and operating lease agreements that expire at various dates through November 2031. See Note 2 for a summary of the Company’s policies relating to leases.
The initial terms of operating leases range from 1 to 10 years and certain leases provide for free rent periods, periodic rent increases, and renewal options. Monthly payments for these leases range from $0 to $60. All lease agreements generally require the Company to pay maintenance, repairs, property taxes, and insurance costs, which are generally variable amounts based on actual costs incurred during each applicable period.
The Company has determined that periods covered by options to extend the Company's leases are excluded from the lease terms as it is not reasonably certain the Company will exercise such options.
Lease Expense
The components of lease expense were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs:	$1,838	$1,249	$3,600	$2,416
Finance lease costs:
Amortization of ROU asset	$18	$13	$38	$27
Interest expense	$3	$1	$7	$3
Other lease costs:
Short-term lease costs	$3	$103	$34	$212
Variable lease costs	$308	$222	$582	$427
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.

Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to June 30, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases
2023 (remaining six months)	$3,916	$24
2024	7,613	48
2025	7,075	42
2026	6,381	39
2027	5,148	29
Thereafter	9,214	—
Total future lease payment	$39,347	$182
Less: amount representing interest	(6,699)	(23)
Present value of future lease payment (lease liabilities)	$32,648	$159
Reported as:
Lease liabilities, current	$6,001	$39
Lease liabilities, noncurrent	26,647	120
Total lease liabilities	$32,648	$159
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term (in years)
Operating	5.62	4.90
Finance	3.98	2.37
Weighted-average discount rate
Operating	6.22%	4.17%
Finance	6.43%	4.42%
Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the three and six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$3,448	$2,382
Financing cash payments for finance leases	39	31
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$7,593	$20,347
Finance leases	3	40
Lease Modifications
During the three months ended June 30, 2023, the Company extended the lease terms of two clinics in California. The extensions constitute a lease modification that qualifies as a change of accounting for the original lease and not a separate contract. Accordingly, for the three months ended June 30, 2023, the Company recognized the difference of $1,253 as an increase to the operating lease liability; net of lease incentives of $1,253, as an increase to operating lease right-of-use asset, and $55 as a decrease to rent expense.
During the six months ended June 30, 2023, the Company expanded its lease space for one clinic in California and extended the lease terms of two clinics in California. The expansion and extension constitute a lease modification that qualifies as a change of accounting for the original lease and not a separate contract. Accordingly, for the six months ended June 30, 2023, the Company recognized the difference of $1,744 as an increase to the operating lease liability; net of lease incentives of $1,752, as an increase to operating lease right-of-use asset, and $51 as an increase to rent expense.
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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain a minimum unrestricted cash and cash equivalent balance of $40,000 and minimum net quarterly revenues of $50,000 during fiscal year 2023; $75,000 during fiscal year 2024; and $100,000 during fiscal year 2025. Cash Equivalents as defined by the Facility Agreement means (a) any readily-marketable securities (i) issued by, or directly, unconditionally and fully guaranteed or insured by the United States federal government or (ii) issued by any agency of the United States federal government the obligations of which are fully backed by the full faith and credit of the United States federal government, (b) any readily-marketable direct obligations issued by any other agency of the United States federal government, any state of the United States or any political subdivision of any such state or any public instrumentality thereof, in each case having a rating of at least “A-1” from S&P or at least “P-1” from Moody’s, (c) any commercial paper rated at least “A-1” by S&P or “P-1” by Moody’s and issued by any person organized under the laws of any state of the United States, (d) any United States dollar-denominated time deposit, insured certificate of deposit, overnight bank deposit or bankers’ acceptance issued or accepted by any commercial bank that (A) is organized under the laws of the United States, any state thereof or the District of Columbia, (B) is “adequately capitalized” (as defined in the regulations of its primary federal banking regulators) and (C) has Tier 1 capital (as defined in such regulations) in excess of $250,000 and (e) shares of any United States money market fund that (i) has substantially all of its assets invested continuously in the types of investments referred to in clause (a), (b), (c) and/or (d) above with maturities as set forth in the proviso below, (ii) has net assets in excess of $500,000 and (iii) has obtained from either S&P or Moody’s the highest rating obtainable for money market funds in the United States; provided, however, that the maturities of all obligations specified in any of clause (a), (b), (c) and (d) above shall not exceed one year. Additionally, the registration rights agreement between the Company and certain stockholders of Legacy TOI and DFPH entered into in connection with the Business Combination requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of June 30, 2023.
Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of a predefined formula, with a set conversion price of

$8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of June 30, 2023. No Conversion Shares were issued as of June 30, 2023 and December 31, 2022.
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
As of June 30, 2023 and December 31, 2022, there were no Convertible Note Warrants outstanding.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 4.11 years remain).
The total issuance costs of $4,924 was allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 4.11 years remain).
Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of June 30, 2023 and December 31, 2022 consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Senior Secured Convertible Note, due August 9, 2027	$110,000	$110,000
Less: Unamortized debt issuance costs	3,177	3,454
Less: Unamortized debt discount	23,135	25,925
Long-term debt, net of unamortized debt discount and issuance costs	$83,688	$80,621
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the three months ended June 30, 2023 the effective yield was 13.38%. The amount of debt issuance costs included in interest expense for the three and six months ended June 30, 2023 was $1,544 and $3,067, respectively. The Company accrued interest of $1,112 and $2,212 on the Credit Agreement term loan for the three and six months ended June 30, 2023, respectively. There was no debt issuance cost, accrued interest, or interest expense related to this facility for the three and six months ended June 30, 2022.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of June 30, 2023:

(in thousands)
Year ending December 31:
2023 (remaining six months)	$—
2024	—
2025	—
2026	—
2027	110,000
Total debt	$110,000
Note 12. Income Taxes
The Company recorded income tax expense of $99 and $143 for the three and six months ended June 30, 2023, as compared to income tax benefit of $32 and income tax expense of $148 for the three and six months ended June 30, 2022, respectively. The decrease of $131, in income tax expense is primarily related to the corresponding increase in the valuation allowance for TOI. The Company's effective tax rate decreased to (0.31)% for the six months ended June 30, 2023, from 1.06% for the six months ended June 30, 2022.
The Company's effective tax rate for the six months ended June 30, 2023, was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the increased valuation allowance, partially offset by the tax effect of the change in fair market value of the warrant, earn out, and derivative liabilities, non-deductible transaction costs, as well as the Section 162(m) limitation on compensation for covered employees and Section 163(l) limitation on interest expense related to the convertible note, which are not taxable for federal income tax purposes.
Note 13. Stockholders' Equity
The Condensed Consolidated Statements of Preferred Stock and Changes in Stockholders’ Equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization described in Note 1. The balances as of June 30, 2023 from the condensed consolidated financial statements of Legacy TOI as of that date, share activity (Legacy TOI preferred stock, Legacy TOI common stock, and additional paid-in capital) and per share amounts were retroactively adjusted, where applicable, using the Common Stock Exchange Ratio.
Common Stock
As of June 30, 2023, there were 74,548,216 shares issued and 72,955,088 shares outstanding of common stock. As of December 31, 2022, there were 73,265,621 shares issued and outstanding of common stock.
Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of June 30, 2023.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date and as of December 31, 2021, there were 163,510 shares of preferred stock outstanding. As of June 30, 2023, there were 165,045 shares of preferred stock outstanding.

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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of June 30, 2023.
Assumed Public Warrants and Private Placement Warrants
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of June 30, 2023, there are 5,749,986 public warrants outstanding and 3,177,542 private placement warrants outstanding.
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
Share Repurchase Program
On June 14, 2023, the Company's Board approved a share repurchase program with authorization to purchase up to 5 million shares of the Company’s common stock. The Company repurchased 1,593,128 shares of its common stock for $$894 through one or more securities broker-dealers, in open market purchases and negotiated market purchases. The financial impact of the share buyback, including the change in the number of outstanding shares and its effect on earnings per share (EPS), is disclosed in the earnings per share computation in accordance with ASC 260, Earnings Per Share.
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
As of June 30, 2023, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 6,782,851.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the units granted during the six months ended June 30, 2023 and 2022 Stock Options are provided in the following table:

	June 30, 2023	June 30, 2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	64.00%	35.0% to 45.0%
Risk-free rate	3.40%	2.33% to 2.84%
Expected term (years)	6.25	6.07 to 6.65
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the six months ended June 30, 2023 and 2022 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2023	8,049,474	$2.14
Granted	1,948,354	0.48
Exercised	—	—
Forfeited	(1,014,127)	2.29
Expired	(49,442)	1.22
Balance at June 30, 2023	8,934,259	$1.76	7.51	$113
Vested Options Exercisable at June 30, 2023	3,636,200	$1.36	6.12	$—

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2022	6,921,180	$0.89
Granted	1,550,485	7.14
Exercised	(366,684)	0.92
Forfeited	(833,687)	2.17
Expired	(936)	1.02
Balance at June 30, 2022	7,270,358	$2.07	7.75	$24,632
Vested Options Exercisable at June 30, 2022	2,424,960	$0.87	6.92	$10,168
Total share-based compensation expense relating to stock options during the three and six months ended June 30, 2023 was $2,553 and $5,260, excluding costs associated with rolled over units and new units issued or replaced in connection with the Business Combination, respectively. Total share-based compensation expense relating to stock options during the three and six months ended June 30, 2022 was $2,826 and $6,081, excluding costs associated with rolled over units and new units issued or replaced in connection with the Business Combination, respectively.
At June 30, 2023, there was $15,883 of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan and 2019 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.70 years as of June 30, 2023. The total fair value of common shares vested during the six months ended June 30, 2023 and 2022 was $433 and $6,304, respectively.

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
As of the Closing Date, the 2,210 RSAs outstanding under the Plan were converted into 1,291,492 RSUs upon the completion of the Business Combination after giving effect to the Common Stock Exchange Ratio. This effect of the Common Stock Exchange Ratio has been retroactively adjusted throughout our condensed consolidated financial statements.
The weighted-average grant date fair values of the RSUs granted during six months ended June 30, 2023 and 2022, were determined to be $0.48 and $7.58, respectively, based on the fair value of the Company’s common share at the grant date.
A summary of the activity for the RSUs for the six months ended June 30, 2023 and 2022, respectively, are shown in the following table:

	Six Months Ended June 30,
	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,106,540	$7.25	1,291,492	$10.98
Granted	1,863,539	0.48	1,413,159	7.33
Vested	(1,125,282)	2.88	(242,429)	10.54
Forfeited	(530,390)	5.03	(279,686)	7.50
Unvested at end of year	2,314,407	$4.44	2,182,536	$10.98
The total share-based compensation expense related to RSUs during the three and six months ended June 30, 2023 was $1,439 and $3,527, respectively and during the three and six months ended June 30 , 2022 was $2,001 and $3,492, respectively.
As of June 30, 2023 there was $10,267 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.74 years as of June 30, 2023. As of June 30, 2023, 1,125,282 of the RSUs have vested and zero were net settled to cover the required withholding tax upon vesting.
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
The total fair value of the liability-classified Medical RSU awards granted in 2022 and outstanding as of December 31, 2022 was approximately $264, which represents the fixed monetary value of the awards. The weighted-average grant-date fair value, based on the Company’s share price on the modification date, was $3.56 for equity-classified Medical RSUs granted during 2022 and outstanding as of December 31, 2022. There were no unvested equity-classified Medical RSU awards outstanding as of June 30, 2023 or March 31, 2022.
A summary of the activity for the equity-classified Medical RSUs for the six months ended June 30, 2023 and 2022, respectively, is shown in the following table:

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	147,470	—
Granted	8,317	—
Vested	(155,787)	—
Forfeited	—	—
Balance at end of period	—	—
Total compensation costs for Medical RSUs was $58 for the three and six months ended June 30, 2023. As of June 30, 2023, all Medical RSUs have vested.
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
The grant date fair value of the First Earnout Tranche and Second Earnout Tranche as of Closing Date was determined to be $8.35 and $6.76, respectively. The assumptions used in the Monte-Carlo Simulation model for the Earnout Shares granted on the Closing Date are provided in the following table:

November 12, 2021
Valuation assumptions
Expected dividend yield	—%
Expected volatility	35.00%
Risk-free interest rate	0.85%
A summary of the activity for the Employees Earnout Shares for the six months ended June 30, 2023 and 2022 is shown in the following table:

	Six Months Ended June 30,
	2023	2022
Outstanding at beginning of period	1,417,632	1,602,435
Granted	—	—
Vested	—	—
Forfeited	(16,568)	(165,297)
Outstanding at end of period	1,401,064	1,437,138
The total share-based compensation expense was $115 and $227 for the three and six months ended June 30, 2023 respectively, and $1,687 and $5,494 for the three and six months ended June 30, 2022 respectively, related to the Employees Earnout Shares.
As of June 30, 2023, there was $275 of unrecognized compensation expense related to the Employees Earnout Shares, which are expected to vest. That cost is expected to be recognized over a weighted average period of 0.38 years as of June 30, 2023. As of June 30, 2023, none of the Employee Earnout Shares have vested.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of June 30, 2023 and December 31, 2022.
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
Guarantees
The Company, along with certain of the Company's subsidiaries from time to time party to the Facility Agreement (“Guarantors”), have pledged a first priority perfected lien on substantially all of their respective personal and real property, as collateral security for the payment of outstanding obligations, under the Facility Agreement.
Note 16. Business Combinations
During the year ended December 31, 2022, the Company closed on five business combinations and one asset acquisition. There was one business combination and no asset acquisitions during the three and six months ended June 30, 2023.

Practice Acquisitions
For the acquisition of various clinical practices, the Company applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition dates.
Perkins Practice Acquisition
On April 30, 2022 ("Perkins Acquisition Date"), the Company acquired certain non-clinical assets of California Oncology of the Central Valley Medical Group, Inc., (the “Perkins Practice”) from Christopher Perkins, M.D. (“Dr. Perkins”). Further, TOI CA acquired certain clinical assets of the Perkins Practice from Dr. Perkins. In conjunction with the acquisition, the Company also entered into a Professional Service Agreement with Oncology Associates of Fresno Medical Group, Inc. Intangible assets of $70 were recognized pursuant to the acquisition in the form of trade names of $2,480 and clinical contracts of $70, with weighted average amortization periods of 10 years and 5 years, respectively. The Company transferred cash consideration of $8,920 and contingent consideration of $2,000 to Dr. Perkins for the purchase. The contingent cash consideration was to be paid in two equal installments on the first and second anniversary of the transaction closing date (April 29, 2023 and 2024, respectively), pending Dr. Perkins' continued employment at that time. Dr. Perkins terminated his employment with the Company before the first anniversary date, therefore no contingent consideration is payable.
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

Southland Practice Acquisition
On June 5, 2023 ("Southland Acquisition Date"), the Company acquired certain non-clinical assets of Covina Cancer Care Medical Center Inc. d/b/a Southland Radiation Oncology Network from Arvind Lapsiwala, M.D. (“Dr. Arvind”). Intangible assets of $2,844 were recognized pursuant to the acquisition in the form of payor contracts and non-compete agreements with a weighted average amortization period of 18 and 5 years, respectively. The Company transferred purchase considerations that consisted of $4,300 in cash paid upon closing and contingent consideration of $2,072. The deferred contingent cash consideration represents a fixed amount that is contingent upon the non-cancellation of the Transition Services Agreement by the seller. The fair value of the deferred cash consideration liability was determined to be $1,813 at the acquisition date. The contingent cash consideration is to be paid in full on the first anniversary of the transaction closing date (June 5, 2024), pending non-cancellation of the services agreement.
The Southland Practice Acquisition was determined to constitute a business combination in accordance with ASC 805. The deferred cash consideration liability will be remeasured at each reporting period until the contingent milestone is achieved or the liability is settled. Any changes in the fair value of the deferred cash consideration liability will be recognized in the Statements of Operations.
Summary of Consideration Transferred
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies the Company expects to achieve, such as the use of the Company's existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. The purchase consideration for the acquisitions has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired including a residual amount of tax deductible goodwill as noted in the fair value table below.
Acquisition costs amounted to $55 and $111 for the three months ended June 30, 2023 and 2022 respectively, and $71 and $533 for the six months ended June 30, 2023 and 2022 respectively, were recorded as “General and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the fair values assigned to identifiable assets acquired and liabilities assumed.

	Acquisition
(in thousands)	Perkins	Parikh	Barreras	De La Rosa Costa	Hashimi	Southland	Total
Consideration:						Preliminary
Cash	$8,920	$1,908	$929	$25	$445	$4,300	$16,527
Deferred	—	—	—	—	—	1,813	1,813
Fair value of total consideration transferred	$8,920	$1,908	$929	$25	$445	$6,113	$18,340
Estimated fair value of identifiable assets acquired and liabilities assumed:
Inventory	$408	$307	$279	$—	$95	$—	$1,089
Property and equipment, net	123	15	23	—	5	590	756
Operating right of use assets	447	1,118	83	6	88	4,246	5,988
Clinical contracts and noncompetes	70	20	3	—	24	2,844	2,961
Trade names	2,480	—	—	—	—	—	2,480
Goodwill	5,851	1,566	624	25	321	2,679	11,066
Total assets acquired	9,379	3,026	1,012	31	533	10,359	24,340
Current portion of operating lease liabilities	$135	$169	$60	$6	$26	$378	$774
Accrued liabilities	12	—	—	—	—	—	12
Operating lease liabilities	312	949	23	—	62	3,868	5,214
Total liabilities assumed	459	1,118	83	6	88	4,246	6,000
Net assets acquired	$8,920	$1,908	$929	$25	$445	$6,113	$18,340
The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. The fair values assigned to the assets acquired are based on estimates and assumptions from data that is readily available.
Summary of Unaudited Supplemental Pro Forma Information
The Company recognized $331 cumulative revenue and $326 cumulative net loss in its Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2023 from the date of the acquisition for the clinical practices acquired during the three and six months ended June 30, 2023.
The Company recognized $6,253 and $12,627 cumulative revenue and $820 and $1,077 cumulative net loss in its Condensed Consolidated of Operations for the three and six months ended June 30, 2023, respectively, related to clinical practices acquired in 2022.
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

(in thousands)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and restricted cash	$2,382	$1,070
Accounts receivable, net	46,394	39,817
Other receivables	123	220
Inventories, net	12,168	9,262
Prepaid expenses	1,531	841
Total current assets	62,598	51,210
Property and equipment, net	128	168
Other assets	521	441
Intangible assets, net	5,956	3,343
Goodwill	2,679	15,832
Total assets	$71,882	$70,994
Liabilities
Current liabilities:
Accounts payable	$10,813	$8,296
Income taxes payable	—	132
Accrued expenses and other current liabilities	8,766	5,129
Current portion of long-term debt	—	—
Amounts due to affiliates	172,360	140,218
Total current liabilities	191,939	153,775
Other non-current liabilities	396	739
Deferred income taxes liability	33	58
Total liabilities	$192,368	$154,572
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL and TOI TX, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA, TOI FL or TOI TX, however.
Note 18. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value, less impairments, and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets.

Intangible Assets
As of June 30, 2023, the Company’s intangible assets, net consists of the following:

	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(8,980)	$13,211
Trade names	10 years	6,650	(2,268)	4,382
Clinical contracts and noncompete agreements	8 years	3,078	(1,327)	1,751
Total intangible assets		$31,919	$(12,575)	$19,344
As of December 31, 2022, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(8,038)	$11,362
Trade names	10 years	6,650	(1,941)	4,709
Clinical contracts and noncompete agreements	8 years	3,025	(1,139)	1,886
Total intangible assets		$29,075	$(11,118)	$17,957
The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2023 is as follows:

(in thousands)	Amount
Year ending December 31:
2023 (remaining six months)	$1,553
2024	3,078
2025	3,075
2026	3,050
2027	2,923
Thereafter	5,665
Total	$19,344
The aggregate amortization expense during the three months ended June 30, 2023 and 2022 was $728 and $739, respectively. The aggregate amortization expense during the six months ended June 30, 2023 and 2022 was $1,456 and $1,412, respectively.

Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of June 30, 2023 and December 31, 2022 is as follows:

(in thousands)	June 30, 2023	December 31, 2022
Patient services	$2,679	$16,235
Dispensary	4,551	4,551
Clinical trials & other	—	632
Total goodwill	$7,230	$21,418
The changes in the carrying amount of goodwill for the six months ended June 30, 2023 and for the year ended December 31, 2022 are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Balance as of January 1	$21,418	$26,626
Goodwill acquired	2,679	4,736
Goodwill impairment charges (see Note 2 and Note 7)	(16,867)	(9,944)
Balance, ending	$7,230	$21,418
Note 19. Net Income (Loss) Per Share
The following table sets forth the computation of the Company's basic net income (loss) per share to common stockholders for the three and six months ended June 30, 2023 and 2022.

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income attributable to TOI	$(16,897)	$(5,453)	$(46,895)	$13,833
Less: Deemed dividend	—	64	—	64
Net (loss) income attributable to TOI available for distribution	(16,897)	(5,517)	(46,895)	13,769
Net (loss) income attributable to participating securities, basic	(3,077)	(1,013)	(8,572)	2,521
Net (loss) income attributable to common stockholders, basic	$(13,820)	$(4,504)	$(38,323)	$11,248
Weighted average common shares outstanding, basic	74,119,910	72,996,836	73,786,374	73,123,895
Net (loss) income per share attributable to common stockholders, basic	$(0.19)	$(0.06)	$(0.52)	$0.15

The following table sets forth the computation of the Company's diluted net loss per share to common stockholders for the three and six months ended June 30, 2023 and 2022.

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income attributable to TOI	$(16,897)	$(5,453)	$(46,895)	$13,833
Less: Deemed dividend	—	64	—	64
Net (loss) income attributable to TOI available for distribution	(16,897)	(5,517)	(46,895)	13,769
Net (loss) income attributable to participating securities, diluted	(3,077)	(1,013)	(8,572)	2,441
Net (loss) income attributable to common stockholders, diluted	$(13,820)	$(4,504)	$(38,323)	$11,328
Weighted average shares outstanding, diluted	74,119,910	72,996,836	73,786,374	76,106,201
Net (loss) income per share attributable to common stockholders, diluted	$(0.19)	$(0.06)	$(0.52)	$0.15
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	8,934,259	7,270,358	8,934,259	4,429,451
RSUs	2,314,407	2,182,536	2,314,407	1,471,052
Earnout Shares	1,401,064	1,437,138	1,401,064	1,437,138
Public Warrants	5,749,986	5,749,986	5,749,986	5,749,986
Private Warrants	3,177,542	3,177,542	3,177,542	3,177,542
Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Patient services	$53,426	$39,109	$103,699	$74,166
Dispensary	25,196	20,218	49,436	38,897
Clinical trials & other	1,602	1,594	3,281	3,019
Consolidated revenue	$80,224	$60,921	$156,416	$116,082

Direct costs
Patient services	$44,878	$32,875	$87,692	$60,253
Dispensary	20,111	16,754	39,256	32,078
Clinical trials & other	118	150	252	287
Total segment direct costs	$65,107	$49,779	$127,200	$92,618

Depreciation expense
Patient services	$446	$282	$852	$532
Dispensary	29	—	45	—

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Clinical trials & other	—	1	—	3
Total segment depreciation expense	$475	$283	$897	$535

Amortization of intangible assets
Patient services	$676	$686	$1,351	$1,307
Dispensary	—	—	—	—
Clinical trials & other	53	52	105	105
Total segment amortization	$729	$738	$1,456	$1,412

Operating income
Patient services	$7,426	$5,266	$13,804	$12,074
Dispensary	5,056	3,464	10,135	6,819
Clinical trials & other	1,431	1,391	2,924	2,624
Total segment operating income	$13,913	$10,121	$26,863	$21,517

Goodwill impairment charges
Patient services	$—	$—	$16,235	$—
Dispensary	—	—	—	—
Clinical trials & other	—	—	632	—
Total impairment charges	$—	$—	$16,867	$—

Selling, general and administrative expense	$28,726	$28,348	$57,556	$58,154
Non-segment depreciation and amortization	125	77	245	138
Total consolidated operating loss	$(14,938)	$(18,304)	$(47,805)	$(36,775)

(in thousands)	June 30, 2023	December 31, 2022
Assets
Patient services	$78,754	$64,869
Dispensary	7,978	7,194
Clinical trials & other	9,142	11,496
Non-segment assets	134,085	178,106
Total assets	$229,959	$261,665

Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees, and share repurchases. Related party payments for the three and six months ended June 30, 2023 and 2022 were as follows:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
	Type	2023	2022	2023	2022
American Institute of Research	Consulting	$9	$42	$24	$82
Karen M Johnson	Board Fees	12	—	25	19
Richard Barasch	Board Fees	—	—	—	5
Anne M. McGeorge	Board Fees	16	—	29	19
Mohit Kaushal	Board Fees	12	—	27	19
Ravi Sarin	Board Fees	12	—	25	19
Maeve O'Meara	Board Fees	12	—	25	19
M33 Growth LLC (Gabe Ling)	Board Fees	12	—	25	—
Mark L. Pacala	Board Fees	16	—	29	—
Richy Agajanian MD	Clinical Trials/Share Repurchase	5	8,748	7	8,764
Brad Hively	Board Fees	2	—	2	—
Total		$108	$8,790	$218	$8,946

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the unaudited condensed consolidated financial statements and the related notes that are included elsewhere in this Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices that serve patients at 81 clinic locations across 15 markets and five states throughout the United States. Our community-based oncology practices are staffed with 99 oncologists and advanced practice providers. 67 of these clinics are staffed with 99 providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs", which provided care for more than 64,000 patients in 2022 and managed a population of approximately 1.8 million patients under value-based agreements as of June 30, 2023. The Company also provides management services on behalf of 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
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
The Business Combination
On June 28, 2021, DFP Healthcare Acquisition Corp. ("DFPH"), Orion Merger Sub I, Inc. ("First Merger Sub") and Orion Merger Sub II, LLC ("Second Merger Sub") entered into an agreement and plan of merger ("Merger Agreement") with The Oncology Institute, LLC ("TOI LLC") (which was formerly known as TOI Parent, Inc.) (collectively, the "Business Combination"). In connection with the Business Combination, DFPH entered into subscription agreements with certain investors (the “PIPE Investors”), whereby it issued 17.5 million shares of common stock at $10.00 per share and 100,000 shares of preferred stock at $1,000.00 per share (“PIPE Shares”) for an aggregate investment of $275,000 (“PIPE Investment”), which closed simultaneously with the consummation of the Business Combination.
The Business Combination closed on November 12, 2021 ("Closing Date"). On the Closing Date, (i) First Merger Sub merged with and into the former TOI Parent, Inc., with the former TOI Parent, Inc. being the surviving corporation and (ii)

immediately following, the former TOI Parent, Inc. merged with and into Second Merger Sub ("Legacy TOI"), with Second Merger Sub being the surviving entity and a wholly owned subsidiary of DFPH. DFPH was renamed “The Oncology Institute, Inc.” and TOI Common Stock and Public Warrants continued to be listed on Nasdaq under the ticker symbols “TOI” and “TOIIW,” respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Patient services	66.6%	64.2%	66.3%	63.9%
Dispensary	31.4%	33.2%	31.6%	33.5%
Clinical trials & other	2.0%	2.6%	2.1%	2.6%
Total operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct costs – patient services	55.9%	54.0%	56.1%	51.9%
Direct costs – dispensary	25.1%	27.5%	25.1%	27.6%
Direct costs – clinical trials & other	0.1%	0.2%	0.2%	0.3%
Goodwill impairment charges	0.0%	—%	10.8%	—%
Selling, general and administrative expense	35.8%	46.5%	36.8%	50.1%
Depreciation and amortization	1.7%	1.8%	1.7%	1.8%
Total operating expenses	118.6%	130.0%	130.7%	131.7%
Loss from operations	(18.6)%	(30.0)%	(30.7)%	(31.7)%
Other non-operating expense (income)
Interest expense	3.3%	0.1%	3.4%	0.1%
Interest income	(1.3)%	—%	(1.4)%	—%
Change in fair value of derivative warrant liabilities	(0.1)%	(3.4)%	(0.2)%	(0.5)%
Change in fair value of earnout liabilities	—%	(17.7)%	(0.5)%	(43.2)%
Change in fair value of conversion option derivative liabilities	—%	—%	(2.1)%	—%
Gain on loan forgiveness	—%	—%	—%	(0.2)%
Other, net	0.4%	—%	0.2%	0.1%
Total other non-operating income (loss)	2.3%	(21.0)%	(0.6)%	(43.7)%
(Loss) income before provision for income taxes	(20.9)%	(9.0)%	(30.1)%	12.0%
Income tax (expense) benefit	(0.1)%	—%	(0.1)%	(0.1)%
Net income (loss)	(21.0)%	(9.0)%	(30.2)%	11.9%
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Patient services	$53,426	$39,109	$14,317	36.6%	$103,699	$74,166	$29,533	39.8%
Dispensary	25,196	20,218	4,978	24.6%	49,436	38,897	10,539	27.1%
Clinical trials & other	1,602	1,594	8	0.5%	3,281	3,019	262	8.7%
Total operating revenue	$80,224	$60,921	$19,303	31.7%	$156,416	$116,082	$40,334	34.7%
Patient services
Three Months Ended June 30, 2023 and 2022
The increase in patient services revenue was primarily due to a 29.5% increase in FFS revenue as a result of practice acquisitions and an overall increase in clinic count as well as a 6.6% increase in capitation revenue due to capitation contracts.

Six Months Ended June 30, 2023 and 2022
The increase in patient services revenue was primarily due to a 33.8% increase in FFS revenue as a result of practice acquisitions and an overall increase in clinic count as well as a 5.4% increase in capitation revenue due to capitation contracts.
Dispensary
Three Months Ended June 30, 2023 and 2022
The increase in dispensary revenue was primarily due to a 36.0% increase in the number of prescriptions filled, offset by a 8.4% decrease in the average revenue per fill.
Six Months Ended June 30, 2023 and 2022
The increase in dispensary revenue was primarily due to a 36.2% increase in the number of prescriptions filled, offset by a 6.7% decrease in the average revenue per fill.
Clinical trials & other
Three Months Ended June 30, 2023 and 2022
The increase in clinical trials and other revenue was primarily due to an increase in California Proposition 56 supplemental payments and other revenue compared to the same quarter in the prior year for the three and six months ended June 30, 2023 and 2022.
Six Months Ended June 30, 2023 and 2022
The increase in clinical trials and other revenue was primarily due to an increase in California Proposition 56 supplemental payments and other revenue compared to the same quarter in the prior year for the three and six months ended June 30, 2023 and 2022.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Direct costs – patient services	$44,878	$32,875	$12,003	36.5%	$87,692	$60,253	$27,439	45.5%
Direct costs – dispensary	20,111	16,754	3,357	20.0%	39,256	32,078	7,178	22.4%
Direct costs – clinical trials & other	118	150	(32)	(21.3)%	252	287	(35)	(12.2)%
Goodwill impairment charges	—	—	—	N/A	16,867	—	16,867	N/A
Selling, general and administrative expense	28,726	28,348	378	1.3%	57,556	58,154	(598)	(1.0)%
Depreciation and amortization	1,329	1,098	231	21.0%	2,598	2,085	513	24.6%
Total operating expenses	$95,162	$79,225	$15,937	20.1%	$204,221	$152,857	$51,364	33.6%
Patient services cost
Three Months Ended June 30, 2023 and 2022
The increase in patient services cost was primarily due to a 30.4% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 5.6% increase in clinical payroll costs due to the growth in clinic count.

Six Months Ended June 30, 2023 and 2022
The increase in patient services cost was primarily due to a 36.9% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 8.4% increase in clinical payroll costs due to the growth in clinic count.
Dispensary cost
Three Months Ended June 30, 2023 and 2022
The increase in dispensary cost was primarily due to a 36.0% increase in the number of prescriptions filled, offset by a 11.8% decrease in the average cost of the prescriptions filled.
Six Months Ended June 30, 2023 and 2022
The increase in dispensary cost was primarily due to a 36.2% increase in the number of prescriptions filled, offset by a 6.7% decrease in the average cost of the prescriptions filled.
Goodwill impairment charges
During the three and six months ended June 30, 2023, impairment charges of $0 and $16,867, respectively, were recorded related to goodwill. See Note 18 for additional detail.
Selling, general and administrative expense
Three Months Ended June 30, 2023 and 2022
The increase in selling, general and administrative expense was primarily driven by a 5.1% increase to salaries and benefits, a 1.5% increase to real estate and development, and a 2.0% increase in office expenses related to the continued growth of our business, offset by a decrease in share-based compensation expense of 8.5% and a decrease in transaction costs of 2.6%.
Six Months Ended June 30, 2023 and 2022
The decrease in selling, general and administrative expense was primarily driven by a decrease in share-based compensation expense of 10.3% and a decrease in transaction costs of 3.7%, offset by a 4.3% increase to salaries and benefits, a 2.0% increase to real estate and development, and a 4.4% increase in office expenses related to the continued growth of our business.
Other Expenses (Income)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Interest expense	$2,672	$61	$2,611	4,280.3%	$5,322	$135	$5,187	3,842.2%
Interest income	(1,034)	—	$(1,034)	N/A	(2,241)	—	$(2,241)	N/A
Change in fair value of derivative warrant liabilities	(118)	(2,065)	1,947	(94.3)%	(261)	(604)	343	(56.8)%
Change in fair value of earnout liabilities	(17)	(10,800)	10,783	(99.8)%	(769)	(50,240)	49,471	(98.5)%
Change in fair value of conversion option derivative liabilities	—	—	—	N/A	(3,318)	—	(3,318)	N/A
Gain on loan forgiveness	—	—	—	N/A	—	(183)	183	N/A
Other, net	357	(15)	372	(2480.0)%	214	136	78	57.4%
Total other non-operating expense (income)	$1,860	$(12,819)	$14,679	(114.5)%	$(1,053)	$(50,756)	$49,703	(97.9)%

Interest expense
Three Months Ended June 30, 2023 and 2022
The increase in interest expense was the result of interest and amortization related to the Senior Secured Convertible Note during the second quarter of 2023.
Six Months Ended June 30, 2023 and 2022
The increase in interest expense was the result of interest and amortization related to the Senior Secured Convertible Note during the first half of 2023.
Interest income
Three Months Ended June 30, 2023 and 2022
The increase in interest income was the result of investments in marketable securities during the second quarter of 2023.
Six Months Ended June 30, 2023 and 2022
The increase in interest income was the result of investments in marketable securities during the first half of 2023.
Change in fair value of liabilities
Three Months Ended June 30, 2023 and 2022
The decrease in non-operating (income) expense was primarily due to gains of $17 and $118, respectively, as a result of decreases in the fair value of earnout liabilities and derivative warrant liabilities for the three months ended June 30, 2023, compared to a gain of $10,800 as a result of a decrease in the fair value of earnout liabilities and a gain of $2,065 as a result of a decrease in fair value of derivative warrant liabilities for the three months ended June 30, 2022.
Six Months Ended June 30, 2023 and 2022
The increase in non-operating (income) expense was primarily due to gains of $769 and $3,318, respectively, as a result of decreases in the fair value of earnout liabilities and conversion option derivative liabilities for the six months ended June 30, 2023, compared to a gain of $50,240 as a result of a decrease in the fair value of earnout liabilities for the six months ended June 30, 2022.
Gain on loan forgiveness
There was no gain on loan forgiveness during the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, gain on loan forgiveness of $0 and $183, respectively, was the result of a CARES Act loan that was acquired as part of a physician practice acquisition and subsequently forgiven.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Clinics (1)	81	69	81	69
Markets	15	13	15	13
Lives under value-based contracts (millions)	1.8	1.7	1.8	1.7
Adjusted EBITDA (in thousands) (2)	$(6,941)	$(6,930)	$(14,301)	$(12,158)
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
The Company includes Adjusted EBITDA because it is an important measure which our management uses to assess the results of operations, to evaluate factors and trends affecting the business, and to plan and forecast future periods.
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

The following tables provide a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Net loss	$(16,897)	$(5,453)	$(11,444)	209.9%
Depreciation and amortization	1,329	1,098	231	21.0%
Interest expense, net	1,638	61	1,577	2,585.2%
Income tax expense (benefit)	99	(32)	131	(409.4)%
Non-cash addbacks(1)	24	108	(84)	(77.8)%
Share-based compensation	4,107	6,514	(2,407)	(37.0)%
Changes in fair value of liabilities	(135)	(12,865)	12,730	(99.0)%
Unrealized (gains) losses on investments	267	—	267	N/A
Practice acquisition-related costs(2)	55	111	(56)	(50.5)%
Post-combination compensation expense(3)	581	—	581	N/A
Consulting and legal fees(4)	929	1,144	(215)	(18.8)%
Infrastructure and workforce costs(5)	1,042	1,634	(592)	(36.2)%
Transaction costs(6)	20	750	(730)	(97.3)%
Adjusted EBITDA	$(6,941)	$(6,930)	$(11)	0.2%
(1)    During the three months ended June 30, 2023, non-cash addbacks were primarily comprised of non-cash rent of $27 and net reversal of bad debt recovery of $2. During the three months ended June 30, 2022, non-cash addbacks were primarily comprised of reversals of bad debt recoveries of $105 and non-cash rent of $3.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain advisory projects during the three months ended June 30, 2023. During the three months ended June 30, 2022, these fees related to advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(5)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $430 and $1,207, software implementation fees of $22 and $31, severance expenses resulting from cost rationalization programs of $250 and $67, and temporary labor of $339 and $329 during the three months ended June 30, 2023 and 2022, respectively.
(6)    Transaction costs incurred during the three months ended June 30, 2023 were comprised of consulting, legal, administrative and regulatory fees associated with the Business Combination.

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Net (loss) income	$(46,895)	$13,833	$(60,728)	(439.0)%
Depreciation and amortization	2,598	2,085	513	24.6%
Interest expense, net	3,081	135	2,946	2,182.2%
Income tax expense	143	148	(5)	(3.4)%
Non-cash addbacks(1)	165	305	(140)	(45.9)%
Share-based compensation	9,072	15,067	(5,995)	(39.8)%
Goodwill impairment charges	16,867	—	16,867	N/A
Changes in fair value of liabilities	(4,348)	(50,844)	46,496	(91.4)%
Unrealized (gains) losses on investments	124	—	124	N/A
Practice acquisition-related costs(2)	71	533	(462)	(86.7)%
Post-combination compensation expense(3)	1,163	—	1,163	N/A
Consulting and legal fees(4)	1,514	1,799	(285)	(15.8)%
Infrastructure and workforce costs(5)	2,116	2,587	(471)	(18.2)%
Transaction costs(6)	28	2,194	(2,166)	(98.7)%
Adjusted EBITDA	$(14,301)	$(12,158)	$(2,143)	17.6%
(1)    During the six months ended June 30, 2023, non-cash addbacks were primarily comprised of non-cash rent of $167 and net reversal of bad debt recovery of $1. During the six months ended June 30, 2022, non-cash addbacks were primarily comprised of net credit losses of $259 and non-cash rent of $32.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain advisory projects during the six months ended June 30, 2023. During the six months ended June 30, 2022, these fees related to advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(5)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $892 and $1,631, software implementation fees of $52 and $57, severance expenses resulting from cost rationalization programs of $265 and $85, and temporary labor of $907 and $814 during the six months ended June 30, 2023 and 2022, respectively.
(6)    Transaction costs incurred during the six months ended June 30, 2023 were comprised of consulting, legal, administrative and regulatory fees associated with the Business Combination.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through debt facilities, issuances of equity securities and payments received from various payors. As of June 30, 2023, the Company had $28,892 of cash and cash equivalents, current marketable securities of $10,291, and noncurrent marketable securities of $58,944.
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
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no significant changes to our material cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Cash Flows
The following table presents a summary of the Company's consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Net cash and cash equivalents used in operating activities	$(24,112)	$(27,360)	$3,248	(12)%
Net cash and cash equivalents provided by (used in) investing activities	43,304	(11,264)	54,568	(484)%
Net cash and cash equivalents used in financing activities	(4,310)	(12,342)	8,032	(65)%
Net increase (decrease) in cash and cash equivalents	$14,882	$(50,966)	$65,848	(129)%
Cash and cash equivalents at beginning of period	14,010	115,174	(101,164)	(88)%
Cash and cash equivalents at end of period	$28,892	$64,208	$(35,316)	(55)%
Operating Activities
Significant changes impacting net cash, cash equivalents, and restricted cash used in operating activities for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 were as follows:
•Net loss of $46,895 for the six months ended June 30, 2023 compared to net income of $13,833 for the six months ended June 30, 2022, primarily as the result of goodwill impairment of $16,867 for the six months ended June 30, 2023 that did not occur the prior year, and a decrease of $46,496 in the gain related to the change in fair value of liabilities compared to the prior year;
•Share based compensation for the six months ended June 30, 2023 decreased by $5,995 compared to the six months ended June 30, 2022;
•Cash used by accounts receivable increased $2,624 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to the growth in the Company's business;
•Cash provided by accounts payable, accrued expenses and income taxes payable increased $4,198 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to an increase in vendor payables due to the growth in the Company's business; and
•Cash provided by prepaid and other current assets increased $61 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to the amortization of the D&O policy during 2023 and costs incurred in association with the SPAC transaction during 2022 that were deferred until the transaction closed.
Investing Activities
Net cash provided by investing activities increased $54,568 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to sales of marketable securities of $60,127, offset by purchases of $9,747, that did not occur in the prior period.
Financing Activities

Net cash used in financing activities increased $8,032 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to an increase of $95 related to payments made for financing of insurance payments.

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
Revenue Recognition
The Company recognizes consolidated revenue based upon the principle of the transfer of control of our goods and services to customers in an amount that reflects the consideration to which it expects to be entitled. This principle is achieved through applying the following five-step approach:
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
Goodwill is not amortized but is required to be evaluated for impairment at the same time every year. The Company performs annual testing of impairment for goodwill in the fourth quarter of each year or earlier if potential impairment indicators exist. When impairment indicators are identified, the Company compares the reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between the reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.
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
Interest Rate Risk
We held cash and cash equivalents of $28,892, current marketable securities of $10,291, and noncurrent marketable securities of $58,944 as of June 30, 2023, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
For the three and six months ended June 30, 2023, the Company recognized an impairment charge of $0 and $16,867, respectively to write-down the carrying value of goodwill related to patient services and clinical trials & other in excess of the fair value.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as described below. Notwithstanding the identified material weakness noted below, management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Material Weakness in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of June 30, 2023, we have identified a material weakness in our internal control over financial reporting of complex accounting transactions, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
During the second quarter of 2023, our management continued to execute against the remediation plan under the oversight of the Audit Committee. This involves hiring and training additional qualified personnel, performing detailed risk assessments in key process areas to identify risks of material misstatement, further documenting and implementing control procedures to address the identified risk of material misstatement, and implementing monitoring activities over such control procedures.
Changes in Internal Control over Financial Reporting
Except for the progress that has been made toward remediating the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II Item 1A of our Quarterly Report for the three months ended March 31, 2023. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 14, 2023, the Company's Board consented to the adoption and approval of the Share Repurchase Program, authorizing up to $5,000 to be spent on the repurchase of the Company's common stock, expiring on December 31, 2023. The Company repurchased $900 of its common stock in the second quarter of 2023. At June 30, 2023, $4,100 of the Share Repurchase Program authorization remained available for repurchases. The table below reflects our purchases of common stock during each of the months in the three months ended June 30, 2023.

Period	Total Number of Shares of Stock Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
April 1, 2023 - April 30, 2023	—	$—	—	$—
May 1, 2023 - May 31, 2023	—	—	—	5,000,000
June 1, 2023 - June 30, 2023	1,593,128	0.56	1,593,128	4,100,000
Total	1,593,128	$0.56	1,593,128

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
10.1	Transition Agreement, dated June 11, 2023, by and between Brad Hively, TOI Management, LLC and The Oncology Institute, Inc.	8-K/A	001-39248	10.1	June 14, 2023
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
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
						X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this the day of August 9, 2023.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)