Form 10-Q
period 2023-09-30
Oncology Institute, Inc.
filed 2023-11-08
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 3, 2023, the registrant had 73,748,979 shares of common stock outstanding.

PART I
Item 1. Financial Statements and Supplementary Data

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,535	$14,010
Marketable securities	59,877	59,796
Accounts receivable, net	48,442	39,816
Other receivables	464	617
Inventories, net	12,174	9,261
Prepaid expenses	4,190	6,918
Total current assets	152,682	130,418
Non-current investments	—	58,354
Property and equipment, net	10,787	8,547
Operating right of use assets	28,533	24,494
Intangible assets, net	18,561	17,957
Goodwill	7,230	21,418
Other assets	560	477
Total assets	$218,353	$261,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,333	$9,372
Current portion of operating lease liabilities	6,079	5,498
Income taxes payable	255	255
Accrued expenses and other current liabilities	12,723	14,595
Total current liabilities	32,390	29,720
Operating lease liabilities	26,014	22,060
Derivative warrant liabilities	292	350
Derivative earnout liabilities	11	803
Conversion option derivative liabilities	1,926	3,960
Long-term debt, net of unamortized debt issuance costs	85,254	80,621
Other non-current liabilities	459	868
Deferred income taxes liability	158	108
Total liabilities	146,504	138,490

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	September 30, 2023	December 31, 2022
	(Unaudited)
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 75,461,901 shares issued and 73,728,127 shares outstanding at September 30, 2023 and 73,265,621 shares issued and outstanding at December 31, 2022	8	7
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 165,045 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	200,256	186,250
Treasury Stock at cost, 1,733,774 and 0 shares at September 30, 2023 and December 31, 2022	(1,019)	—
Accumulated deficit	(127,396)	(63,082)
Total stockholders’ equity	71,849	123,175
Total liabilities and stockholders’ equity	$218,353	$261,665
Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $74,140 and $70,994 as of September 30, 2023 and December 31, 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $205,425 and $154,572 as of September 30, 2023 and December 31, 2022, respectively. See Note 17 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Patient services	$53,634	$44,627	$157,333	$118,793
Dispensary	26,792	18,839	76,228	57,736
Clinical trials & other	1,609	1,511	4,890	4,530
Total operating revenue	82,035	64,977	238,451	181,059
Operating expenses
Direct costs – patient services	44,961	36,126	132,653	96,379
Direct costs – dispensary	21,072	15,738	60,328	47,816
Direct costs – clinical trials & other	24	113	276	400
Goodwill impairment charges	—	—	16,867	—
Selling, general and administrative expense	28,205	31,963	85,761	90,117
Depreciation and amortization	1,698	1,134	4,296	3,219
Total operating expenses	95,960	85,074	300,181	237,931
Loss from operations	(13,925)	(20,097)	(61,730)	(56,872)
Other non-operating expense (income)
Interest expense	2,695	1,497	8,017	1,632
Interest income	(940)	—	(3,181)	—
Change in fair value of derivative warrant liabilities	203	159	(58)	(445)
Change in fair value of earnout liabilities	(23)	(3,581)	(792)	(53,821)
Change in fair value of conversion option derivative liabilities	1,284	(15,510)	(2,034)	(15,510)
Gain on debt extinguishment	—	—	—	(183)
Other, net	140	36	354	172
Total other non-operating loss (income)	3,359	(17,399)	2,306	(68,155)
(Loss) income before provision for income taxes	(17,284)	(2,698)	(64,036)	11,283
Income tax (expense) benefit	(135)	24	(278)	(124)
Net (loss) income	$(17,419)	$(2,674)	$(64,314)	$11,159
Net (loss) income per share attributable to common stockholders:
Basic	$(0.19)	$(0.03)	$(0.71)	$0.12
Diluted	$(0.19)	$(0.17)	$(0.71)	$(0.03)
Weighted-average number of shares outstanding:
Basic	73,469,101	72,184,366	73,679,454	72,807,277
Diluted	73,469,101	79,581,304	73,679,454	75,300,018
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share and per share data)
(Unaudited)

	Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Treasury stock	Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	73,265,621	$7	165,045	$—	$—	$186,250	$(63,082)	$123,175
Net loss	—	—	—	—	—	—	(29,998)	(29,998)
Issuance of common stock upon vesting RSUs	488,988	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	5,229	—	5,229
Balance at March 31, 2023	73,754,609	$7	165,045	$—	$—	$191,479	$(93,080)	$98,406
Net loss	—	—	—	—	—	—	(16,897)	(16,897)
Issuance of common stock upon vesting RSUs	793,607	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	4,107	—	4,107
Treasury stock purchase	—	—	—	—	(894)	—	—	(894)
Balance at June 30, 2023	74,548,216	$7	165,045	$—	$(894)	$195,586	$(109,977)	$84,722
Net loss	—	—	—	—	—	—	(17,419)	(17,419)
Issuance of common stock upon vesting RSUs	899,069	1	—	—	—	—	—	1
Issuance of common stock upon exercise of options	14,616	—	—	—	—	13	—	13
Share-based compensation expense	—	—	—	—	—	4,657	—	4,657
Treasury stock purchase	—	—	—	—	(125)	—	—	(125)
Balance at September 30, 2023	75,461,901	$8	165,045	$—	$(1,019)	$200,256	$(127,396)	$71,849

	Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	73,249,042	$7	163,510	$—	$167,386	$(63,234)	$104,159
Net income	—	—	—	—	—	19,286	19,286
Issuance of common stock upon vesting of RSUs	27,188	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	8,553	—	8,553
Balance at March, 31, 2022	73,276,230	$7	163,510	$—	$175,939	$(43,948)	$131,998
Net loss	—	—	—	—	—	(5,453)	(5,453)
Issuance of common stock upon vesting of RSUs	150,958	—			—	—	—
Issuance of common stock upon exercise of options	366,684	—	—	—	337	—	337
Exchange of common stock for preferred stock	(313,000)	—	3,130	—	—	—	—
Repurchase and retirement of common stock	(1,500,000)	—	—	—	(9,000)	—	(9,000)
Net settlement of taxes for equity awards	—	—	—	—	(413)	—	(413)
Share-based compensation expense	—	—	—	—	6,514	—	6,514
Balance at June 30, 2022	71,980,872	$7	166,640	$—	$173,377	$(49,401)	$123,983
Net loss	—	—	—	—	—	(2,674)	(2,674)
Issuance of common stock upon vesting of RSUs	107,614	—	—	—	—	—	—
Issuance of common stock upon exercise of options	93,701	—	—	—	79	—	79
Exchange of preferred stock for common stock	159,500	—	(1,595)	—	—	—	—
Share-based compensation expense	—	—	—	—	6,546	—	6,546
Balance at September 30, 2022	72,341,687	$7	165,045	$—	$180,002	$(52,075)	$127,934
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(64,314)	$11,159
Adjustments to reconcile net (loss) income to cash and cash equivalents used in operating activities:
Depreciation and amortization	4,296	3,219
Amortization of debt issuance costs and debt discount	4,633	892
Goodwill impairment charges	16,867	—
Share-based compensation	13,731	21,613
Change in fair value of liability classified warrants	(58)	(445)
Change in fair value of liability classified earnouts	(792)	(53,821)
Change in fair value of liability classified conversion option derivatives	(2,034)	(15,510)
Realized loss on sale of investments	11	—
Unrealized (gain) loss on investments	(44)	62
Accretion of discount on investment securities	(712)	(29)
Deferred taxes	50	183
Gain on loan forgiveness	—	(183)
Credit losses	31	402
Loss on disposal of property and equipment	—	22
Changes in operating assets and liabilities:
Accounts receivable	(8,657)	(15,215)
Inventories	(2,913)	(2,584)
Other receivables	153	678
Prepaid expenses	2,728	3,545
Operating lease right-of-use assets	4,448	3,720
Other assets	(83)	(141)
Accrued expenses and other current liabilities	579	2,894
Income taxes payable	—	255
Accounts payable	3,961	(4,404)
Current and long-term operating lease liabilities	(3,909)	(2,998)
Other non-current liabilities	(394)	(1,073)
Net cash and cash equivalents used in operating activities	(32,422)	(47,759)
Cash flows from investing activities:
Purchases of property and equipment	(3,706)	(3,534)
Cash paid for practice acquisitions	(4,300)	(8,107)
Purchases of marketable securities/investments	(9,683)	(87,402)
Sales of marketable securities/investments	68,702	—
Net cash and cash equivalents provided by (used in) investing activities	51,013	(99,043)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	110,000
Transactions costs related to issuance of long-term debt	—	(3,663)
Payments made for financing of insurance payments	(3,010)	(3,739)
Payment of deferred consideration liability for acquisition	(959)	(509)
Principal payments on financing leases	(91)	(39)
Common stock repurchase	(1,019)	(9,000)
Common stock issued for options exercised	13	416
Taxes for common stock net settled	—	(413)
Net cash and cash equivalents provided by (used in) financing activities	(5,066)	93,053
Net increase (decrease) in cash and cash equivalents	13,525	(53,749)
Cash and cash equivalents at beginning of period	14,010	115,174
Cash and cash equivalents at end of period	$27,535	$61,425
Supplemental disclosure of cash flow information:
Interest and principal forgiven from Paycheck Protection Program loans	$—	$183

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash paid for:
Income taxes	$226	$26
Interest	$3,383	$184
Supplemental disclosure of noncash investing and financing activities:
Discount of senior secured convertible note	$—	$28,160
Deferred consideration as part of practice acquisition	$1,813	$—
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
The Company has approximately 112 oncologists and mid-level professionals across 70 clinic locations located within five states: California, Florida, Arizona, Nevada, and Texas. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, has clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. However, the Company believes that the disclosures are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (of normal and recurring nature) considered necessary for fair presentation have been reflected in these interim condensed consolidated financial statements. As such, the information included in the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes as of, and for the year ended December 31, 2022, issued on March 16, 2023.
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
The Company holds variable interests in TOI PCs, which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of September 30, 2023, TOI held variable interests in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the shareholders of the Company's consolidating VIEs own a minority of the issued and outstanding common shares of the Company.
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

Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and customer type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. No allowance for credit losses was recorded as of September 30, 2023 and December 31, 2022.

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

The Company receives purchase discounts on products purchased. Contractual arrangements with vendors, including manufacturers and wholesalers, normally provide for the Company to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase or (ii) a discount for the prompt payment of invoices. Additionally, in other circumstances, the Company may receive rebates when products are purchased indirectly from a manufacturer (e.g., through a wholesaler). These rebates are recognized when intravenous chemotherapy drugs and oral prescription drugs are dispensed and are generally calculated by manufacturers within 30 days after the end of each completed quarter. The Company also receives additional rebates under its wholesaler contracts if it exceeds contractually defined annual purchase volumes. Purchase rebates are recorded as reductions to cost of services.

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
When assessing goodwill for impairment for the three months ended March 31, 2023, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment including our share price decrease as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was likely that our reporting unit fair value was less than its carrying value and the two-step impairment test was performed. Based on the results of our assessment performed there was a goodwill impairment of $16,867 for the three months ended March 31, 2023. There was no impairment of goodwill recorded for the three months ended September 30, 2023. Goodwill impairment recorded for the three and nine months ended September 30, 2023 was $0 and $16,867, respectively.
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
Investments in Marketable Securities
The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's Condensed Consolidated Statements of Operations. The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are classified as current assets if the maturity date is less than one year from the balance sheet date.
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
At each reporting period, the Company evaluates available-for-sale marketable securities, to the extent the fair value option is not elected, for any credit-related impairment when the fair value of the investment is less than its amortized cost. If the Company determines that the decline in fair value is below the carrying value and this decline is other-than-temporary, credit-related impairment is recognized in the Consolidated Statement of Operations in accordance with ASC 320, Debt Securities. As of September 30, 2023, there were no available-for-sale instruments for which the fair value option was not elected.
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
The Company adopted the ASU 2016-13, as amended, effective January 1, 2023, which resulted in changes to the Company’s accounting policies for accounts receivables. Upon adoption of ASU 2016-13, the Company evaluated accounts receivables on a collective (i.e., portfolio) basis when similar risk characteristics were shared. The adoption of this standard did not have a material impact on our consolidated financial statements and there was no allowance for credit losses recorded as of September 30, 2023.
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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Percentage of Patient Services Net Revenue:
Payor A	11%	12%	11%	14%
Payor B	14%	15%	14%	16%
The concentration of gross receivables on a percentage basis for major payors at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Percentage of Gross Receivables of Patient Revenue:
Payor B	10%	13%
Payor C	8%	10%
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Percentage of Cost of Sales:
Vendor A	100%	97%	100%	69%
Vendor B	N/A	N/A	N/A	29%

The concentration of gross payables on a percentage basis for major payors at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Percentage of Gross Payables:
Vendor A	48%	66%
Vendor B	12%	N/A

Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of September 30, 2023 and December 31, 2022 consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Oral drug accounts receivable	$3,238	$4,165
Capitated accounts receivable	3,187	1,623
FFS accounts receivable	32,388	26,313
Clinical trials accounts receivable	2,488	2,443
Other trade receivables	7,141	5,272
Total	$48,442	$39,816
The Company adopted ASU 2016-13, as amended, effective January 1, 2023, and determined no allowance for credit losses was required as of September 30, 2023. No allowance for credit losses was recorded as of September 30, 2023.
During the three and nine months ended September 30, 2023, credit losses related to direct write-offs totaled $31 and $42, respectively. Credit losses were a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts. During the three and nine months ended September 30, 2023, the Company had recoveries of credit losses of $0 and $11, respectively. During the three and nine months ended September 30, 2022, the Company had net reversals of bad debt recoveries of $28 and $110, respectively and bad debt expense of $115, and $292, respectively.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Patient services
Capitated revenue	$18,056	$16,355	$51,410	$44,815
FFS revenue	35,578	28,272	105,923	73,978
Subtotal	53,634	44,627	157,333	118,793
Dispensary revenue	26,792	18,839	76,228	57,736
Clinical research trials and other revenue	1,609	1,511	4,890	4,530
Total	$82,035	$64,977	$238,451	$181,059
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of September 30, 2023 and December 31, 2022. Refer to Note 4 for accounts receivable as of September 30, 2023 and December 31, 2022.

Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of September 30, 2023 and December 31, 2022, contract liabilities amounted to $545 and $1,139, respectively. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to materiality.
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
The Company’s inventories as of September 30, 2023 and December 31, 2022 were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Oral drug inventory	$2,924	$2,130
IV drug inventory	9,250	7,131
Total	$12,174	9,261
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounts for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. The Company’s investments in marketable securities at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$—	$—	$—	$—
Marketable securities:
Short-term U.S. Treasuries	$60,211	$—	$(334)	$59,877
Long-term U.S. Treasuries	—	—	—	—
Total available for sale securities	$60,211	$—	$(334)	$59,877

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$2,573	$—	$—	$2,573
Marketable securities:
Short-term U.S. Treasuries	$59,876	$6	$(86)	$59,796
Long-term U.S. Treasuries	58,652	—	(298)	58,354
Total available for sale securities	$121,101	$6	$(384)	$120,723

The contractual maturities of the Company's investments in cash equivalents and marketable securities as of September 30, 2023 and December 31, 2022 is as follows:

(in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$—	$—	$—	$—
Marketable securities:
Short-term U.S. Treasuries	$59,877	$—	$—	$59,877
Long-term U.S. Treasuries	—	—	—	—
Total available for sale securities	$59,877	$—	$—	$59,877

(in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$2,573	$—	$—	$2,573
Marketable securities:
Short-term U.S. Treasuries	$59,796	$—	$—	$59,796
Long-term U.S. Treasuries	10,523	47,831	—	58,354
Total available for sale securities	$72,892	$47,831	$—	$120,723
The Company recorded a net unrealized loss of $157 and a net unrealized loss of $44 for the three and nine months ended September 30, 2023. At September 30, 2023, six securities were in an unrealized loss position. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the risk of an upcoming recession and monetary policy. The Company does not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery.
Accrued interest receivable on cash equivalents and marketable securities was $270 and $274, respectively, at September 30, 2023 and December 31, 2022, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at September 30, 2023 and December 31, 2022:

	September 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Marketable securities	$59,877	$—	$59,877	$—
Financial liabilities:
Derivative warrant liabilities	$292	$—	$292	$—
Earnout liabilities	11	—	—	11
Conversion option derivative liabilities	1,926	—	—	1,926
Contingent consideration liability	1,813	—	1,813	—
Non-recurring fair value measurement:
Goodwill	$7,230	$—	$—	$7,230
As of September 30, 2023, derivative warrant liabilities of $292 were transferred from a Level 3 to a Level 2 financial instrument as a result of the valuation being based on the market price of our public warrants, which management considers to be a similar and comparable instrument, as compared to the previous valuation which was based on the Binomial Lattice Model.

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$2,573	$—	$2,573	$—
Marketable securities	59,796	—	59,796	—
Non-current investments	58,354	—	58,354	—
Financial liabilities:
Derivative warrant liabilities	$350	$—	$—	$350
Earnout liabilities	803	—	—	803
Conversion option derivative liabilities	3,960	—	—	3,960
Non-recurring fair value measurement:
Goodwill	$21,418	$—	$—	$21,418
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
The Company measures goodwill at fair value on a nonrecurring basis and classifies goodwill within Level 3 of the fair value hierarchy. It was concluded in connection with the preparation of these financial statements that, based on the results of our most recent qualitative assessment performed for the three months ended September 30, 2023, there was no impairment of goodwill recorded for the three months ended September 30, 2023.
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis at September 30, 2023:

(in thousands)	Earnout Liability	Conversion Option Derivative Liability
Balance at December 31, 2021	$60,018	$—
Conversion option derivative liability acquired (see Note 11 for detail)	—	28,160
Decrease in fair value included in other expense	(59,215)	(24,200)
Balance at December 31, 2022	$803	$3,960
Contingent consideration liability acquired (see Note 16 for detail)	$—	—
Decrease in fair value included in other expense	$(792)	(2,034)
Balance at September 30, 2023	$11	$1,926
As of September 30, 2023, earnout liabilities were valued using a Monte-Carlo Simulation Model, which is considered to be a Level 3 fair value measurement, derivative warrant liabilities were valued using the public warrant trading price, which is considered to be a Level 2 fair value measurement, and the contingent consideration liability was valued using a present value factor, which is considered to be a Level 2 fair value measurement. As of December 31, 2022, derivative warrant and earnout liabilities were valued using a Binomial Lattice and Monte-Carlo Simulation Model, respectively, which are considered to be Level 3 fair value measurements.
As of September 30, 2023 and December 31, 2022, the convertible note warrant and conversion option derivative liabilities were valued using the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of our Level 3 liabilities is the expected volatility of the common stock. A summary of the inputs used in the valuations is as follows:

	September 30, 2023
	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$1.40	$1.40	$1.40	$1.40
Term (in years)	1.12	1.12	3.86	3.86
Volatility	62.60%	62.60%	62.70%	62.70%
Risk-free rate	5.30%	5.30%	4.70%	4.70%
Dividend yield	—	—	—	—
Cost of equity	17.70%	17.70%	—	—

	December 31, 2022
	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$1.65	$1.65	$1.65	$1.65	$1.65
Term (in years)	3.87	1.54	1.55	4.61	4.61
Volatility	71.80%	70.00%	70.00%	40.00%	40.00%
Risk-free rate	4.08%	4.45%	4.45%	3.99%	3.99%
Dividend yield	—	—	—	—	—
Cost of equity	—	13.60%	13.60%	—	—
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
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	September 30, 2023	December 31, 2022
Computers and software	60 months	$2,735	$2,139
Office furniture	84 months	710	606
Leasehold improvements	Shorter of lease term or estimated useful life	9,352	6,655
Medical equipment	60 months	2,025	1,138
Construction in progress		1,198	1,144
Finance lease ROU assets	Shorter of lease term or estimated useful life	207	371
Less: accumulated depreciation		(5,440)	(3,506)
Total property and equipment, net		$10,787	$8,547
Depreciation expense for the three months ended September 30, 2023 and 2022 was $914 and $393, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $2,056 and $1,066, respectively.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Compensation, including bonuses, fringe benefits, and payroll taxes	$5,137	$5,310
Contract liabilities	545	1,139
Directors and officers insurance premiums	—	3,010
Deferred acquisition and contingent consideration (see Note 7 and 16)	3,318	802
Accrued interest	1,100	1,100
Other liabilities	2,623	3,234
Total accrued expenses and other current liabilities	$12,723	$14,595
Contract liabilities as of September 30, 2023 and December 31, 2022 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a financing arrangement to pay premiums for directors’ and officers’ (“D&O”) insurance coverage to protect against such losses on November 12, 2021. As of September 30, 2023, the remaining D&O principal balance was paid in full.

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
Lease Expense
The components of lease expense were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs:	$1,971	$1,576	$5,572	$3,992
Finance lease costs:
Amortization of ROU asset	$10	$14	$48	$41
Interest expense	$2	$1	$9	$4
Other lease costs:
Short-term lease costs	$3	$94	$37	$306
Variable lease costs	$308	$263	$891	$690
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to September 30, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases
2023 (remaining three months)	$2,034	$12
2024	7,730	47
2025	7,349	42
2026	6,731	39
2027	5,439	29
Thereafter	9,215	—
Total future lease payment	$38,498	$169
Less: amount representing interest	(6,405)	(20)
Present value of future lease payment (lease liabilities)	$32,093	$149
Reported as:
Lease liabilities, current	$6,079	$39
Lease liabilities, noncurrent	26,014	110
Total lease liabilities	$32,093	$149
The current portion of finance lease liabilities are presented as other liabilities of accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet (see FN 9). The non-current portion of finance lease liabilities are presented as other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (in years)
Operating	5.43	5.37
Finance	3.75	3.92
Weighted-average discount rate
Operating	6.34%	5.15%
Finance	6.45%	5.95%
Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the three and nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$5,448	$3,814
Financing cash payments for finance leases	91	39
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$9,011	$29,468
Finance leases	3	203
Lease Modifications
During the three months ended September 30, 2023, the Company extended the lease terms of three clinics in California. The extensions constitute a lease modification that qualifies as a change of accounting for the original lease and not a separate contract. Accordingly, for the three months ended September 30, 2023, the Company recognized the difference of $1,274 as an increase to the operating lease liability; net of lease incentives of $1,274, as an increase to operating lease right-of-use asset.
During the nine months ended September 30, 2023, the Company expanded its lease space for one clinic in California and extended the lease terms of five clinics in California. The expansion and extension constitute a lease modification that qualifies as a change of accounting for the original lease and not a separate contract. Accordingly, for the nine months ended September 30, 2023, the Company recognized the difference of $3,018 as an increase to the operating lease liability; net of lease incentives of $3,021, as an increase to operating lease right-of-use asset, and $3 as an increase to rent expense.
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

The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain a minimum unrestricted cash and cash equivalent balance of $40,000 and minimum net quarterly revenues of $50,000 during fiscal year 2023; $75,000 during fiscal year 2024; and $100,000 during fiscal year 2025. Cash Equivalents as defined by the Facility Agreement means (a) any readily-marketable securities (i) issued by, or directly, unconditionally and fully guaranteed or insured by the United States federal government or (ii) issued by any agency of the United States federal government the obligations of which are fully backed by the full faith and credit of the United States federal government, (b) any readily-marketable direct obligations issued by any other agency of the United States federal government, any state of the United States or any political subdivision of any such state or any public instrumentality thereof, in each case having a rating of at least “A-1” from S&P or at least “P-1” from Moody’s, (c) any commercial paper rated at least “A-1” by S&P or “P-1” by Moody’s and issued by any person organized under the laws of any state of the United States, (d) any United States dollar-denominated time deposit, insured certificate of deposit, overnight bank deposit or bankers’ acceptance issued or accepted by any commercial bank that (A) is organized under the laws of the United States, any state thereof or the District of Columbia, (B) is “adequately capitalized” (as defined in the regulations of its primary federal banking regulators) and (C) has Tier 1 capital (as defined in such regulations) in excess of $250,000 and (e) shares of any United States money market fund that (i) has substantially all of its assets invested continuously in the types of investments referred to in clause (a), (b), (c) and/or (d) above with maturities as set forth in the proviso below, (ii) has net assets in excess of $500,000 and (iii) has obtained from either S&P or Moody’s the highest rating obtainable for money market funds in the United States; provided, however, that the maturities of all obligations specified in any of clause (a), (b), (c) and (d) above shall not exceed one year. Additionally, the registration rights agreement between the Company and certain stockholders of Legacy TOI and DFPH entered into in connection with the Business Combination requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of September 30, 2023.
Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of a predefined formula, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of September 30, 2023. No Conversion Shares were issued as of September 30, 2023 and December 31, 2022.
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
As of September 30, 2023 and December 31, 2022, there were no Convertible Note Warrants outstanding.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 3.86 years remain).
The total issuance costs of $4,924 was allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 3.86 years remain).

Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of September 30, 2023 and December 31, 2022 consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
Senior Secured Convertible Note, due August 9, 2027	$110,000	$110,000
Less: Unamortized debt issuance costs	3,028	3,454
Less: Unamortized debt discount	21,718	25,925
Long-term debt, net of unamortized debt discount and issuance costs	$85,254	$80,621
The amortization of the debt issuance costs and debt discount was charged to interest expense for all periods presented. For the three months ended September 30, 2023, the effective yield was 13.38%. The amount of debt issuance costs and debt discount included in interest expense for the three and nine months ended September 30, 2023 was $1,566 and $4,633, respectively. The Company recorded interest of $1,125 and $3,337 on the Credit Agreement term loan for the three and nine months ended September 30, 2023, respectively. There was $892 of debt issuance cost and debt discount amortization included in interest expense, $648 of recorded interest related to this facility for the three and nine months ended September 30, 2022.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of September 30, 2023:

(in thousands)
Year ending December 31:
2023 (remaining three months)	$—
2024	—
2025	—
2026	—
2027	110,000
Total debt	$110,000
Note 12. Income Taxes
The Company recorded income tax expense of $135 and $278 for the three and nine months ended September 30, 2023, respectively, as compared to income tax benefit of $24 and income tax expense of $124 for the three and nine months ended September 30, 2022, respectively. The increase of $159, in income tax expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, is primarily related to the corresponding increase in the valuation allowance for TOI. The Company's effective tax rate decreased to (0.43)% for the nine months ended September 30, 2023, from 1.10% for the nine months ended September 30, 2022.
The Company's effective tax rate for the nine months ended September 30, 2023, was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the increased valuation allowance, partially offset by the tax effect of the change in fair market value of the warrant, earn out, and derivative liabilities, as well as the Section 162(m) limitation on compensation for covered employees and Section 163(l) limitation on interest expense related to the convertible note, which are non-deductible for federal income tax purposes.
Note 13. Stockholders' Equity
Common Stock
As of September 30, 2023, there were 75,461,901 shares issued and 73,728,127 shares outstanding of common stock. As of December 31, 2022, there were 73,265,621 shares issued and outstanding of common stock.

Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of September 30, 2023.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date and as of December 31, 2021, there were 163,510 shares of preferred stock outstanding. As of September 30, 2023, there were 165,045 shares of preferred stock outstanding.
Conversion
Each share of preferred stock is convertible, at any time on the part of the holder except with respect to the Beneficial Ownership Limitation (defined below), into 100 shares of common stock.
Blocker/Beneficial Ownership Limitation
The preferred stock is subject to a beneficial ownership limitation such that the preferred stock may not, at any time, be convertible into more than 4.99% of the total number of shares of common stock outstanding (“Beneficial Ownership Limitation”).
Voting
The holders of preferred stock do not have voting rights in the Company.
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of September 30, 2023.
Assumed Public Warrants and Private Placement Warrants
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of September 30, 2023, there are 5,749,986 public warrants outstanding and 3,177,542 private placement warrants outstanding. None of the public and private warrants holders have exercised since the Business Combination.
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
Share Repurchase Program
On August 28, 2023, the Company's Board approved a share repurchase program with authorization to purchase up to 2 million shares of the Company’s common stock. During the three months ended September 30, 2023, the Company repurchased 140,646 shares of its common stock for $125 through one or more securities broker-dealers, in open market purchases and negotiated market purchases. The financial impact of the share buybacks, including the change in the number of outstanding shares and its effect on earnings per share (EPS), is disclosed in the earnings per share computation in accordance with ASC 260, Earnings Per Share.
On June 14, 2023, the Company's Board approved a share repurchase program with authorization to purchase up to 5 million shares of the Company's stock. During the three months ended June 30, 2023, the Company repurchased 1,593,128 shares of its common stock for $894 through one or more securities broker-dealers, in open market purchases and negotiated market purchases.
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
As of September 30, 2023, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 6,782,851.
The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the units granted during the nine months ended September 30, 2023 and 2022 Stock Options are provided in the following table:

	September 30, 2023	September 30, 2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	64.00%	35.0% to 45.0%
Risk-free rate	3.40%	2.33% to 2.84%
Expected term (years)	6.25	6.07 to 6.65
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the nine months ended September 30, 2023 and 2022 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2023	8,049,474	$2.14
Granted	1,948,354	0.48
Exercised	(14,616)	0.86
Forfeited	(1,050,646)	2.31
Expired	(103,184)	1.32
Balance at September 30, 2023	8,829,382	$1.76	7.09	$4,110
Vested Options Exercisable at September 30, 2023	3,915,306	$1.32	5.91	$1,925

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2022	6,921,180	$0.89
Granted	1,563,633	7.14
Exercised	(460,385)	0.91
Forfeited	(833,687)	2.17
Expired	(1,876)	1.13
Balance at September 30, 2022	7,188,865	$2.10	7.51	$21,744
Vested Options Exercisable at September 30, 2022	2,762,097	$0.87	6.74	$10,391
Total share-based compensation expense relating to stock options during the three and nine months ended September 30, 2023 was $2,563 and $7,823, respectively. Total share-based compensation expense relating to stock options during the three and nine months ended September 30, 2022 was $2,756 and $8,837, respectively.
At September 30, 2023, there was $13,279 of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan and 2019 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.56 years as of September 30, 2023. The total fair value of common shares vested during the nine months ended September 30, 2023 and 2022 was $1,616 and $6,976, respectively.
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
The weighted-average grant date fair values of the RSUs granted during nine months ended September 30, 2023 and 2022, were determined to be $0.64 and $6.82, respectively, based on the fair value of the Company’s common share at the grant date.

A summary of the activity for the RSUs for the nine months ended September 30, 2023 and 2022, respectively, are shown in the following table:

	Nine Months Ended September 30,
	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,106,540	$7.25	1,291,492	$10.98
Granted	1,899,809	0.64	1,544,284	7.28
Vested	(1,208,380)	2.45	(350,043)	10.68
Forfeited	(673,064)	4.49	(315,686)	7.50
Unvested at end of year	2,124,905	$4.44	2,170,047	$10.98
The total share-based compensation expense related to RSUs during the three and nine months ended September 30, 2023 was $1,188 and $4,715, respectively and during the three and nine months ended September 30 , 2022 was $2,356 and $5,848, respectively.
As of September 30, 2023 there was $9,033 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.56 years as of September 30, 2023. As of September 30, 2023, 2,024,351 of the RSUs have vested and zero were net settled to cover the required withholding tax upon vesting.
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
The total fair value of the liability-classified Medical RSU awards granted in 2022 and outstanding as of December 31, 2022 was approximately $264, which represents the fixed monetary value of the awards. The weighted-average grant-date fair value, based on the Company’s share price granted during 2023 and 2022 was $1.00 and $3.56 for equity-classified Medical RSUs granted. There were no unvested equity-classified Medical RSU awards outstanding as of September 30, 2023.
A summary of the activity for the equity-classified Medical RSUs for the nine months ended September 30, 2023 is shown in the following table:

Nine Months Ended
September 30, 2023
Balance at beginning of period	147,470
Granted	824,288
Vested	(971,758)
Forfeited	—
Balance at end of period	—
Total compensation costs for Medical RSUs was $814 and $872 for the three and nine months ended September 30, 2023. As of September 30, 2023, all Medical RSUs have vested.
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

A summary of the activity for the Employees Earnout Shares for the nine months ended September 30, 2023 and 2022 is shown in the following table:

	Nine Months Ended September 30,
	2023	2022
Outstanding at beginning of period	1,417,632	1,602,435
Granted	—	—
Vested	—	—
Forfeited	(16,568)	(165,297)
Outstanding at end of period	1,401,064	1,437,138
The total share-based compensation expense was $92 and $319 for the three and nine months ended September 30, 2023 respectively, and $1,434 and $6,928 for the three and nine months ended September 30, 2022 respectively, related to the Employees Earnout Shares.
As of September 30, 2023, there was $183 of unrecognized compensation expense related to the Employees Earnout Shares, which are expected to vest. That cost is expected to be recognized over a weighted average period of 0.37 years as of September 30, 2023. As of September 30, 2023, none of the Employee Earnout Shares have vested.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of September 30, 2023 and December 31, 2022.
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
Note 16. Business Combinations
During the year ended December 31, 2022, the Company closed on five business combinations and one asset acquisition. There were no business combinations or asset acquisitions during the three months ended September 30, 2023. There was one business combination and no asset acquisitions during the nine months ended September 30, 2023.
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

Parikh Practice Acquisition
On July 22, 2022 ("Parikh Acquisition Date"), the Company acquired certain non-clinical assets of Nutan K. Parikh, M.D., LTD., (the “Parikh Practice”) from Nutan K. Parikh, M.D. (“Dr. Parikh”). Further, TOI CA acquired certain clinical assets of the Parikh Practice from Dr. Parikh. Intangible assets of $20 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 3 years. The Company transferred cash consideration of $1,908 and contingent consideration of $400 to Dr. Parikh for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (July 22, 2023 and 2024, respectively), pending Dr. Parikh's continued employment at that time. As of September 30, 2023, the Company paid its first installment of the contingent cash consideration. The contingent consideration is accounted for as post-combination compensation expense to Dr. Parikh.
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
Acquisition costs amounted to $41 and $166 for the three months ended September 30, 2023 and 2022 respectively, and $112 and $700 for the nine months ended September 30, 2023 and 2022 respectively, were recorded as “General and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.
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
Summary of Unaudited Supplemental Pro Forma Information
The Company recognized $1,097 and $1,428 cumulative revenue and $1,075 and $1,401 cumulative net income in its Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023, respectively, related to the clinical practices acquired during the nine months ended September 30, 2023.

The Company recognized $6,428 and $19,055 cumulative revenue and $399 and ($679) cumulative net income (loss) in its Condensed Consolidated of Operations for the three months and nine months ended September 30, 2023, respectively, related to clinical practices acquired in 2022.
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

(in thousands)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and restricted cash	$3,149	$1,070
Accounts receivable, net	48,442	39,817
Other receivables	123	220
Inventories, net	12,174	9,262
Prepaid expenses	1,150	841
Total current assets	65,038	51,210
Property and equipment, net	113	168
Other assets	525	441
Intangible assets, net	5,785	3,343
Goodwill	2,679	15,832
Total assets	$74,140	$70,994
Liabilities
Current liabilities:
Accounts payable	$10,870	$8,296
Income taxes payable	—	132
Accrued expenses and other current liabilities	7,627	5,129
Current portion of long-term debt	—	—
Amounts due to affiliates	186,604	140,218
Total current liabilities	205,101	153,775
Other non-current liabilities	303	739
Deferred income taxes liability	21	58
Total liabilities	$205,425	$154,572
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
Intangible Assets
As of September 30, 2023, the Company’s intangible assets, net consists of the following:

	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(9,503)	$12,688
Trade names	10 years	6,650	(2,431)	4,219
Clinical contracts and noncompete agreements	8 years	3,078	(1,424)	1,654
Total intangible assets		$31,919	$(13,358)	$18,561
As of December 31, 2022, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(8,038)	$11,362
Trade names	10 years	6,650	(1,941)	4,709
Clinical contracts and noncompete agreements	8 years	3,025	(1,139)	1,886
Total intangible assets		$29,075	$(11,118)	$17,957
The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2023 is as follows:

(in thousands)	Amount
Year ending December 31:
2023 (remaining three months)	$770
2024	3,078
2025	3,075
2026	3,050
2027	2,923
Thereafter	5,665
Total	$18,561
The aggregate amortization expense during the three months ended September 30, 2023 and 2022 was $784 and $741, respectively. The aggregate amortization expense during the nine months ended September 30, 2023 and 2022 was $2,240 and $2,153, respectively.

Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of September 30, 2023 and December 31, 2022 is as follows:

(in thousands)	September 30, 2023	December 31, 2022
Patient services	$2,679	$16,235
Dispensary	4,551	4,551
Clinical trials & other	—	632
Total goodwill	$7,230	$21,418
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 and for the year ended December 31, 2022 are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Balance as of January 1	$21,418	$26,626
Goodwill acquired	2,679	4,736
Goodwill impairment charges (see Note 2 and Note 7)	(16,867)	(9,944)
Balance, ending	$7,230	$21,418
Note 19. Net Income (Loss) Per Share
The following table sets forth the computation of the Company's basic net income (loss) per share to common stockholders for the three and nine months ended September 30, 2023 and 2022.

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to TOI	$(17,419)	$(2,674)	$(64,314)	$11,159
Less: Deemed dividend	—	—	—	64
Net (loss) income attributable to TOI available for distribution	(17,419)	(2,674)	(64,314)	11,095
Net (loss) income attributable to participating securities, basic	(3,148)	(499)	(11,723)	2,290
Net (loss) income attributable to common stockholders, basic	$(14,271)	$(2,175)	$(52,591)	$8,805
Weighted average common shares outstanding, basic	73,469,101	72,184,366	73,679,454	72,807,277
Net (loss) income per share attributable to common stockholders, basic	$(0.19)	$(0.03)	$(0.71)	$0.12

The following table sets forth the computation of the Company's diluted net loss per share to common stockholders for the three and nine months ended September 30, 2023 and 2022.

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to TOI	$(17,419)	$(2,674)	$(64,314)	$11,159
Less: Deemed dividend	—	—	—	64
Less: Change in fair value of convertible option derivative liabilities(1)	—	13,970	—	13,970
Net (loss) income attributable to TOI available for distribution	(17,419)	(16,644)	(64,314)	(2,875)
Net (loss) income attributable to participating securities, diluted	(3,148)	(2,867)	(11,723)	(515)
Net (loss) income attributable to common stockholders, diluted	$(14,271)	$(13,777)	$(52,591)	$(2,360)
Weighted average common shares outstanding, basic	73,469,101	72,184,366	73,679,454	72,807,277
Dilutive effect of convertible note	—	7,396,938	—	7,396,938
Weighted average shares outstanding, diluted	73,469,101	79,581,304	73,679,454	75,300,018
Net (loss) income per share attributable to common stockholders, diluted	$(0.19)	$(0.17)	$(0.71)	$(0.03)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	8,829,382	7,188,865	8,829,382	7,188,865
RSUs	2,124,905	2,170,047	2,124,905	2,170,047
Earnout Shares	1,401,064	1,437,138	1,401,064	1,437,138
Public Warrants	5,749,986	5,749,986	5,749,986	5,749,986
Private Warrants	3,177,542	3,177,542	3,177,542	3,177,542
Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Patient services	$53,634	$44,627	$157,333	$118,793
Dispensary	26,792	18,839	76,228	57,736
Clinical trials & other	1,609	1,511	4,890	4,530
Consolidated revenue	$82,035	$64,977	$238,451	$181,059

Direct costs
Patient services	$44,961	$36,126	$132,653	$96,379
Dispensary	21,072	15,738	60,328	47,816

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Clinical trials & other	24	113	276	400
Total segment direct costs	$66,057	$51,977	$193,257	$144,595

Depreciation expense
Patient services	$749	$316	$1,601	$848
Dispensary	30	—	75	—
Clinical trials & other	1	1	1	4
Total segment depreciation expense	$780	$317	$1,677	$852

Amortization of intangible assets
Patient services	$731	$688	$2,082	$1,995
Dispensary	—	—	—	—
Clinical trials & other	53	53	158	158
Total segment amortization	$784	$741	$2,240	$2,153

Operating income
Patient services	$7,193	$7,497	$20,997	$19,571
Dispensary	5,690	3,101	15,825	9,920
Clinical trials & other	1,531	1,344	4,455	3,968
Total segment operating income	$14,414	$11,942	$41,277	$33,459

Goodwill impairment charges
Patient services	$—	$—	$16,235	$—
Dispensary	—	—	—	—
Clinical trials & other	—	—	632	—
Total impairment charges	$—	$—	$16,867	$—

Selling, general and administrative expense	$28,205	$31,963	$85,761	$90,117
Non-segment depreciation and amortization	134	76	379	214
Total consolidated operating loss	$(13,925)	$(20,097)	$(61,730)	$(56,872)

(in thousands)	September 30, 2023	December 31, 2022
Assets
Patient services	$79,909	$64,869
Dispensary	7,893	7,194
Clinical trials & other	8,009	11,496
Non-segment assets	122,542	178,106
Total assets	$218,353	$261,665

Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees, and share repurchases. Related party payments for the three and nine months ended September 30, 2023 and 2022 were as follows:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
	Type	2023	2022	2023	2022
American Institute of Research	Consulting	$14	$1	$38	$83
Karen M Johnson	Board Fees	13	25	38	44
Richard Barasch	Board Fees	—		—	5
Anne M. McGeorge	Board Fees	29	25	58	44
Mohit Kaushal	Board Fees	32	25	59	44
Ravi Sarin	Board Fees	29	25	54	44
Maeve O'Meara	Board Fees	13	25	38	44
M33 Growth LLC (Gabe Ling)	Board Fees	33		58
Mark L. Pacala	Board Fees	29		58
Richy Agajanian MD	Clinical Trials/Share Repurchase	5		12	8,764
Brad Hively	Board Fees	2		4
Total		$199	$126	$417	$9,072

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
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices that serve patients at 84 clinic locations across 15 markets and five states throughout the United States. Our community-based oncology practices are staffed with 123 oncologists and advanced practice providers. 70 of these clinics are staffed with 112 providers employed or contracted by our affiliated physician-owned professional corporations, referred to as the "TOI PCs", which provided care for more than 64,000 patients in 2022 and managed a population of approximately 1.8 million patients under value-based agreements as of September 30, 2023. The Company also provides management services on behalf of 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Revenue
Patient services	65.3%	68.7%		65.9%	65.6%
Dispensary	32.7%	29.0%		32.0%	31.9%
Clinical trials & other	2.0%	2.3%		2.1%	2.5%
Total operating revenue	100.0%	100.0%		100.0%	100.0%
Operating expenses
Direct costs – patient services	54.8%	55.6%		55.6%	53.2%
Direct costs – dispensary	25.7%	24.2%		25.3%	26.4%
Direct costs – clinical trials & other	—%	0.2%		0.1%	0.3%
Goodwill impairment charges	—%	—%		7.1%	—%
Selling, general and administrative expense	34.4%	49.2%		36.0%	49.8%
Depreciation and amortization	2.1%	1.7%		1.8%	1.8%
Total operating expenses	117.0%	130.9%	130.9%	125.9%	131.5%
Loss from operations	(17.0)%	(30.9)%		(25.9)%	(31.5)%
Other non-operating expense (income)
Interest expense	3.3%	2.3%		3.4%	0.9%
Interest income	(1.1)%	—%		(1.3)%	—%
Change in fair value of derivative warrant liabilities	0.2%	0.2%		—%	(0.2)%
Change in fair value of earnout liabilities	—%	(5.5)%		(0.3)%	(29.6)%
Change in fair value of conversion option derivative liabilities	1.6%	(23.9)%		(0.9)%	(8.6)%
Gain on debt extinguishment	—%	—%		—%	(0.1)%
Other, net	0.2%	0.1%		0.2%	0.1%
Total other non-operating loss (income)	4.2%	(26.8)%		1.1%	(37.5)%
(Loss) income before provision for income taxes	(21.2)%	(4.1)%		(27.0)%	6.0%
Income tax (expense) benefit	(0.2)%	—%		(0.1)%	(0.1)%
Net (loss) income	(21.4)%	(4.1)%		(27.1)%	5.9%
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Patient services	$53,634	$44,627	$9,007	20.2%	$157,333	$118,793	$38,540	32.4%
Dispensary	26,792	18,839	7,953	42.2%	76,228	57,736	18,492	32.0%
Clinical trials & other	1,609	1,511	98	6.5%	4,890	4,530	360	7.9%
Total operating revenue	$82,035	$64,977	$17,058	26.3%	$238,451	$181,059	$57,392	31.7%
Patient services
Three months ended September 30, 2023 and 2022
The increase in patient services revenue was primarily due to a 16.2% increase in FFS revenue as a result of a practice acquisition and an overall increase in clinic count as well as a 3.3% increase in capitation revenue .

Nine Months Ended September 30, 2023 and 2022
The increase in patient services revenue was primarily due to a 27.2% increase in FFS revenue as a result of a practice acquisition and an overall increase in clinic count as well as a 4.6% increase in capitation revenue .
Dispensary
Three Months Ended September 30, 2023 and 2022
The increase in dispensary revenue was primarily due to a 29.6% increase in the number of prescriptions filled, and a 9.7% increase in the average revenue per fill.
Nine Months Ended September 30, 2023 and 2022
The increase in dispensary revenue was primarily due to a 33.9% increase in the number of prescriptions filled, offset by a 1.4% decrease in the average revenue per fill.
Clinical trials & other
Three Months Ended September 30, 2023 and 2022
The increase in clinical trials and other revenue was primarily due to an increase in California Proposition 56 supplemental payments and other revenue compared to the same quarter in the prior year for the three and nine months ended September 30, 2023 and 2022.
Nine Months Ended September 30, 2023 and 2022
The increase in clinical trials and other revenue was primarily due to an increase in California Proposition 56 supplemental payments and other revenue compared to the same quarter in the prior year for the three and nine months ended September 30, 2023 and 2022.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Direct costs – patient services	$44,961	$36,126	$8,835	24.5%	$132,653	$96,379	$36,274	37.6%
Direct costs – dispensary	$21,072	$15,738	$5,334	33.9%	$60,328	$47,816	$12,512	26.2%
Direct costs – clinical trials & other	$24	$113	$(89)	(78.8)%	$276	$400	$(124)	(31.0)%
Goodwill impairment charges	$—	$—	$—	N/A	$16,867	$—	$16,867	N/A
Selling, general and administrative expense	$28,205	$31,963	$(3,758)	(11.8)%	$85,761	$90,117	$(4,356)	(4.8)%
Depreciation and amortization	$1,698	$1,134	$564	49.7%	$4,296	$3,219	$1,077	33.5%
Total operating expenses	$95,960	$85,074	$10,886	12.8%	$300,181	$237,931	$62,250	26.2%
Patient services cost
Three Months Ended September 30, 2023 and 2022
The increase in patient services cost was primarily due to a 20.5% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 7.0% increase in clinical payroll costs due to the growth in clinic count.

Nine Months Ended September 30, 2023 and 2022
The increase in patient services cost was primarily due to a 30.7% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 7.9% increase in clinical payroll costs due to the growth in clinic count.
Dispensary cost
Three Months Ended September 30, 2023 and 2022
The increase in dispensary cost was primarily due to a 29.6% increase in the number of prescriptions filled and a 3.3% increase in the average cost of the prescriptions filled.
Nine Months Ended September 30, 2023 and 2022
The increase in dispensary cost was primarily due to a 33.9% increase in the number of prescriptions filled, offset by a (5.8)% decrease in the average cost of the prescriptions filled.
Goodwill impairment charges
During the three and nine months ended September 30, 2023, impairment charges of $0 and $16,867, respectively, were recorded related to goodwill. See Note 18 for additional detail.
Selling, general and administrative expense
Three Months Ended September 30, 2023 and 2022
The decrease in selling, general and administrative expense was primarily driven by a decrease in share-based compensation expense of 5.9%, a decrease in deferred purchase price of 5.3% and a decrease in transaction costs of 2.8%, offset by a 1.7% increase to salaries and benefits, a 1.2% increase to real estate and development, and a 2.1% increase in office expenses related to the continued growth of our business.
Nine Months Ended September 30, 2023 and 2022
The decrease in selling, general and administrative expense was primarily driven by a decrease in share-based compensation expense of 8.7% and a decrease in transaction costs of 3.4%, offset by a 3.4% increase to salaries and benefits, a 1.7% increase to real estate and development, and a 3.6% increase in office expenses related to the continued growth of our business.
Other Expenses (Income)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Interest expense	$2,695	$1,497	$1,198	80.0%	$8,017	$1,632	$6,385	391.2%
Interest income	(940)	—	$(940)	N/A	(3,181)	—	$(3,181)	N/A
Change in fair value of derivative warrant liabilities	203	159	44	27.7%	(58)	(445)	387	(87.0)%
Change in fair value of earnout liabilities	(23)	(3,581)	3,558	(99.4)%	(792)	(53,821)	53,029	(98.5)%
Change in fair value of conversion option derivative liabilities	1,284	(15,510)	16,794	N/A	(2,034)	(15,510)	13,476	N/A
Gain on debt extinguishment	—	—	—	N/A	—	(183)	183	N/A
Other, net	140	36	104	288.9%	354	172	182	105.8%
Total other non-operating expense (income)	$3,359	$(17,399)	$20,758	(119.3)%	$2,306	$(68,155)	$70,461	(103.4)%

Interest expense
Three Months Ended September 30, 2023 and 2022
The increase in interest expense was the result of interest and amortization related to the Senior Secured Convertible Note during the second quarter of 2023.
Nine Months Ended September 30, 2023 and 2022
The increase in interest expense was the result of interest and amortization related to the Senior Secured Convertible Note during the first half of 2023.
Interest income
Three Months Ended September 30, 2023 and 2022
The increase in interest income was the result of investments in marketable securities during the second quarter of 2023.
Nine Months Ended September 30, 2023 and 2022
The increase in interest income was the result of investments in marketable securities during the first half of 2023.
Change in fair value of liabilities
Three Months Ended September 30, 2023 and 2022
The increase in non-operating (income) expense was primarily due to loss of $1,284 as a result of increase in the fair value of conversion option derivative liabilities for the three months ended September 30, 2023, compared to a gain of $3,581 as a result of a decrease in the fair value of earnout liabilities and a gain of $15,510 as a result of a decrease in fair value of derivative warrant liabilities for the three months ended September 30, 2022.
Nine Months Ended September 30, 2023 and 2022
The increase in non-operating (income) expense was primarily due to gains of $792 and $2,034, respectively, as a result of decreases in the fair value of earnout liabilities and conversion option derivative liabilities for the nine months ended September 30, 2023, compared to a gain of $53,821 as a result of a decrease in the fair value of earnout liabilities for the nine months ended September 30, 2022.
Gain on loan forgiveness
There was no gain on loan forgiveness during the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, gain on loan forgiveness of $0 and $183, respectively, was the result of a CARES Act loan that was acquired as part of a physician practice acquisition and subsequently forgiven.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Clinics (1)	84	74	84	74
Markets	15	14	15	14
Lives under value-based contracts (millions)	1.8	1.7	1.8	1.7
Adjusted EBITDA (in thousands) (2)	$(5,350)	$(6,744)	$(19,558)	$(18,902)
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

The following tables provide a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Net loss	$(17,419)	$(2,674)	$(14,745)	551.4%
Depreciation and amortization	$1,698	$1,134	$564	49.7%
Interest expense, net	$1,755	$1,498	$257	17.2%
Income tax expense (benefit)	$135	$(25)	$160	(640.0)%
Non-cash addbacks(1)	$(14)	$299	$(313)	(104.7)%
Share-based compensation	$4,657	$6,546	$(1,889)	(28.9)%
Changes in fair value of liabilities	$1,464	$(18,932)	$20,396	(107.7)%
Unrealized (gains) losses on investments	$(157)	$33	$(190)	(575.8)%
Practice acquisition-related costs(2)	$41	$166	$(125)	(75.3)%
Post-combination compensation expense(3)	$399	$2,088	$(1,689)	(80.9)%
Consulting and legal fees(4)	$1	$883	$(882)	(99.9)%
Infrastructure and workforce costs(5)	$1,978	$1,239	$739	59.6%
Transaction costs(6)	$112	$1,001	$(889)	(88.8)%
Adjusted EBITDA	$(5,350)	$(6,744)	$1,394	(20.7)%

(1)    During the three months ended September 30, 2023, non-cash addbacks were primarily comprised of non-cash rent of $45 and net reversal of bad debt recovery of $32. During the three months ended September 30, 2022, non-cash addbacks were primarily comprised of reversals of bad debt recoveries of $143 and non-cash rent of $148.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain advisory projects during the three months ended September 30, 2023. During the three months ended September 30, 2022, these fees related to advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(5)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $701 and $798, software implementation fees of $37 and $31, severance expenses resulting from cost rationalization programs of $633 and $117, temporary labor of $310 and $291, and miscellaneous expense EBITDA addback of $295 and $0 during the three months ended September 30, 2023 and 2022, respectively.
(6)    Transaction costs incurred during the three months ended September 30, 2023 were comprised of consulting, legal, administrative and regulatory fees associated with share repurchases

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Net (loss) income	$(64,314)	$11,159	$(75,473)	(676.3)%
Depreciation and amortization	$4,296	$3,219	$1,077	33.5%
Interest expense, net	$4,836	$1,633	$3,203	196.1%
Income tax expense	$278	$124	$154	124.2%
Non-cash addbacks(1)	$153	$604	$(451)	(74.7)%
Share-based compensation	$13,731	$21,612	$(7,881)	(36.5)%
Goodwill impairment charges	$16,867	$—	$16,867	N/A
Changes in fair value of liabilities	$(2,884)	$(69,776)	$66,892	(95.9)%
Unrealized (gains) losses on investments	$(31)	$33	$(64)	(193.9)%
Practice acquisition-related costs(2)	$112	$699	$(587)	(84.0)%
Post-combination compensation expense(3)	$1,562	$2,088	$(526)	(25.2)%
Consulting and legal fees(4)	$1,515	$2,682	$(1,167)	(43.5)%
Infrastructure and workforce costs(5)	$4,181	$3,826	$355	9.3%
Transaction costs(6)	$140	$3,195	$(3,055)	(95.6)%
Adjusted EBITDA	$(19,558)	$(18,902)	$(656)	3.5%
(1)    During the nine months ended September 30, 2023, non-cash addbacks were primarily comprised of non-cash rent of $121 and bad debt write off, net of recovery, of $31. During the nine months ended September 30, 2022, non-cash addbacks were primarily comprised of net credit losses of $402 and non-cash rent of $180.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain advisory projects during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, these fees related to advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(5)    Infrastructure and workforce costs were comprised primarily of recruiting expenses to build out corporate infrastructure of $1,593 and $2,429, software implementation fees of $89 and $88, severance expenses resulting from cost rationalization programs of $898 and $203, and temporary labor of $1,217 and $1,105 during the nine months ended September 30, 2023 and 2022, respectively.
(6)    Transaction costs incurred during the nine months ended September 30, 2023 were comprised of consulting, legal, administrative and regulatory fees associated with share repurchases and one practice acquisition.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through debt facilities, issuances of equity securities and payments received from various payors. As of September 30, 2023, the Company had $27,535 of cash and cash equivalents, current marketable securities of $59,877, and noncurrent marketable securities of $0.
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

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Net cash and cash equivalents used in operating activities	$(32,422)	$(47,759)	$15,337	32%
Net cash and cash equivalents provided by (used in) investing activities	51,013	(99,043)	150,056	152%
Net cash and cash equivalents provided by (used in) financing activities	(5,066)	93,053	(98,119)	(105)%
Net increase (decrease) in cash and cash equivalents	$13,525	$(53,749)	$67,274	(125)%
Cash and cash equivalents at beginning of period	14,010	115,174	(101,164)	(88)%
Cash and cash equivalents at end of period	$27,535	$61,425	$(33,890)	(55)%
Operating Activities
Significant changes impacting net cash, cash equivalents, and restricted cash used in operating activities for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 were as follows:
•Net loss of $64,314 for the nine months ended September 30, 2023 compared to net income of $11,159 for the nine months ended September 30, 2022, primarily as the result of goodwill impairment of $16,867 for the nine months ended September 30, 2023 that did not occur the prior year, and a decrease of $66,892 in the gain related to the change in fair value of liabilities compared to the prior year;
•Share based compensation for the nine months ended September 30, 2023 decreased by $7,882 compared to the nine months ended September 30, 2022;
•Cash used by accounts receivable decreased $6,558 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to the growth in the Company's business;
•Cash provided by accounts payable, accrued expenses and income taxes payable increased $5,795 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to an increase in vendor payables due to the growth in the Company's business; and
•Cash provided by prepaid and other current assets decreased $817 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to the amortization of the D&O policy during 2023 and costs incurred in association with the SPAC transaction during 2022 that were deferred until the transaction closed.

Investing Activities
Net cash provided by investing activities increased $150,056 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to sales of marketable securities of $68,702, and purchases of $77,719 that did not occur in the current period.
Financing Activities
Net cash used in financing activities decreased $98,119 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to $110,000 debt issuance that did not occur in the current period offset by $7,981 decrease in stock repurchase.

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
Interest Rate Risk
We held cash and cash equivalents of $27,535, current marketable securities of $59,877, and noncurrent marketable securities of $0 as of September 30, 2023, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
For the three and nine months ended September 30, 2023, the Company recognized an impairment charge of $0 and $16,867, respectively to write-down the carrying value of goodwill related to patient services and clinical trials & other in excess of the fair value.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as described below. Notwithstanding the identified material weakness noted below, management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Material Weakness in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of September 30, 2023, we have identified a material weakness in our internal control over financial reporting of complex accounting transactions, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
During the third quarter of 2023, our management continued to execute against the remediation plan under the oversight of the Audit Committee. This involves hiring and training additional qualified personnel, performing detailed risk assessments in key process areas to identify risks of material misstatement, further documenting and implementing control procedures to address the identified risk of material misstatement, and implementing monitoring activities over such control procedures.
Changes in Internal Control over Financial Reporting
Except for the changes in the Company's internal control that have been made toward remediating the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 28, 2023 the Company's Board approved a share repurchase program with authorization to purchase up to 2 million shares of the Company's common stock. The Company repurchased $125 of its common stock in the third quarter of 2023. The table below reflects our purchases of common stock during each of the months in the three months ended September 30, 2023.

Period	Total Number of Shares of Stock Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
July 1, 2023 - July 31, 2023	—	$—	—	—
August 1, 2023 - August 31, 2023	140,646	0.87	140,646	1,859,354
September 1, 2023 - September 30, 2023	—	—	—	1,859,354
Total	140,646	$0.87	140,646

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
10.1*	Employment Agreement, effective as of September 5, 2023, by and between the Company and Jeremy Castle					X
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this the day of November 8, 2023.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)