Form 10-K
period 2023-12-31
Oncology Institute, Inc.
filed 2024-03-28
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of $0.55 per shares of the Registrant’s common stock as reported by the Nasdaq Capital Market as of June 30, 2023, was approximately $41.6 million.
The registrant had outstanding 74,312,921 shares of common stock as of March 19, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on June 13, 2024, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our,” and similar words are references to The Oncology Institute, Inc., a Delaware corporation (“TOI”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Trade names and trademarks of TOI referred to herein, and their respective logos, are our property. This Annual Report on Form 10-K may contain additional trade names and/or trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names and/or trademarks, if any, to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, including "Business” in Item 1, “Risk Factors” in Item 1A, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the documents incorporated by reference herein, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. These statements may be preceded by, followed by or include the words "may," "might," "will," "will likely result," "should," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "continue," "target" or similar expressions.
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
•the outcome of judicial and administrative proceedings to which TOI may become a party or investigations to which TOI may become subject that could interrupt or limit TOI’s operations, result in adverse judgments, settlements or fines and create negative publicity;
•failure to continue to meet, or to cure any deficiency with respect to, stock exchange listing standards;
•factors relating to the business, operations and financial performance of TOI, including:
◦the potential short and long-term impact of a re-emergence of COVID-19 variants or any other pandemic, epidemic or similar broad health-related outbreaks;
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
◦the ability to recognize and react to changes in TOI’s clients’ preferences, prospects and the competitive conditions prevailing in the healthcare sector;
◦continued reimbursement from third-party payors; and

◦other factors detailed under the section titled “Risk Factors” within this Annual Report on Form 10-K.

PART I
Item 1. Business

Overview
The Oncology Institute, Inc. ("TOI", the "Company", "we", or "our) is a leading value-based oncology company that manages community-based oncology practices which serve patients at 83 clinic locations across 15 markets and five states throughout the United States. Our community-based oncology practices are staffed with 130 oncologists and advanced practice providers. 69 of these clinics are staffed with 119 providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs", which provided care for more than 72,000 patients in 2023 and managed a population of approximately 1.8 million patients under value-based agreements as of December 31, 2023. We also provide management services to 14 clinic locations owned by independent oncology practices. Our mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.

Our managed clinics provide a range of medical oncology services, including physician services, in-house infusion and dispensary, radiation, innovative programs like outpatient blood product transfusions, along with 24/7 patient support. Through TOI Clinical Research, LLC ("TCR"), the clinical research arm of the TOI PCs, we also provide and manage clinical trial services and research for the benefit of cancer patients. Many of our services, such as managing clinical trials and palliative care programs, are traditionally accessed through academic and tertiary care settings, while the TOI PCs bring these services to patients in a community setting, by which we mean, providing care in our convenient clinic locations rather than academic or tertiary care settings. As scientific research progresses and more treatment options become available, cancer care is shifting from acute care episodes to chronic disease management. With this shift, it is increasingly important for high-quality, high-value cancer care to be available in a local community setting to all patients in need.

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
In 2023, we generated more than 47% of our revenue from patients who are covered by value-based contracts. Historically, our value-based contracts have predominately taken the form of capitated contracts. Our capitated contracts remove incentives to drive up costs, and they also have incentives for meeting or exceeding certain quality metrics. In some capitated contracts we are penalized if we fail to meet certain quality metrics. In other capitated contracts, we receive bonuses/rewards if we meet or exceed certain quality metrics. Our value-based contracts could also take on other forms, such as sharing with payors in the cost savings generated for specific medical oncology costs (which we refer to as 'gain-sharing' contract), along with incentives to meet certain quality metrics. These contracts, despite their modifications on how reimbursement is structured, still meet the definition of value-based care. We and our affiliated providers have contractual relationships with payors serving a variety of patients, including Medicare Advantage ("MA"), Medicaid, and commercial patients. These payors include affiliates of Anthem, CareMore Health, Heritage Provider Network and Optum Care.
In 2023, we continued to evolve the way we structure our value-based arrangements, particularly in areas of the country where there are limits on medical group delegation, or an increased desire from groups to incentivize TOI for cost of care that extends beyond medical oncology and includes elements such as management of acute care utilization and/or management of non-employed oncologists. We believe that these new contracting methodologies are furthering our mission to provide access to world-class oncology care in an affordable manner to underserved populations.
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
As of December 31, 2023, we were active in 15 markets in five states. Across these states, there were approximately 81 million commercial, Medicaid, and MA lives. This population provides us with a substantial opportunity to capture a portion of those lives in both our legacy, existing markets, as well as in our new expansion geographies.
Our Care Model
Since our founding over 15 years ago, we have built a solid track record around our care model for value-based oncology care. Our care model is focused on delivering personalized, evidenced-based care, consistently, and at scale. We seek to deliver better patient outcomes for lower costs, and to care for more of our payors’ patient populations.
Our care model is designed to remove physicians’ incentives to over-prescribe or prescribe high-cost chemotherapy that is of limited clinical utility to patients, but rather focus on NCCN guideline adherence and, when possible, choose clinically equivalent but lower-cost therapeutics to benefit patients and our payor partners. We invest in nurse practitioners to help with advanced care planning and palliative care discussions with patients. We give patients the education and tools to make their own decisions about when the right time is to choose palliative care or hospice.

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
Growth Strategy and Opportunities
To date, revenue has grown at a roughly 26% CAGR from 2016 to 2023, driven by robust growth in capitated lives under value-based contracts.
Our footprint as of December 31, 2023 spanned five states and is growing rapidly.

	California	Arizona	Nevada	Florida	Texas
Markets	7	1	1	5	1
Managed and Affiliated Clinics(1)	62	4	4	11	2
Providers	99	5	4	21	2
(1) 69 clinics operated under the TOI PCs, whereby we receive a percentage of revenues under our management services agreements, or MSAs and are consolidated; and 14 independent oncology practice locations that are under MSAs for limited management and administrative services but do not bear any direct operating costs.
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
•New Market Contract Growth: Our replicable operating model enables quick scaling in new markets. Oncology continues to be a key focus area for payors and providers, who are highly supportive of our entry into new markets. Our high priority markets have attractive market dynamics due to the high cost of oncology care in these geographies, the prevalence of risk-bearing organizations, and the presence of national payor partners with whom we collaborate in existing markets. Our initial approach to value-based contracting in new markets is likely to be in the form of gain share contracts These new contracts, which will enable us to work with payors and risk-taking providers as they continue their shift to value-based care, are likely to produce lower revenue and profitability in the initial period as compared to full capitation. Once payors and risk-bearing providers in these new markets become comfortable with our ability to generate savings and better outcomes, we believe these contracts are likely to shift to capitation.
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
•Service Expansion: We can broaden scope and diversify service offerings, including ancillary and adjacent services focused on patient care and innovation and providing access to new oncology treatments being investigated in clinical trials that our affiliated practices manage. We have the potential to scale significantly faster with additional capital via new oncologist on-boarding and training, further technology investments, investments in ancillaries, and strategic acquisitions. In Q4 2023, we opened our California-based pharmacy for specialty medication fills.
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
Payor Relationships
Our ability to consistently attract patients across multiple geographic markets depends on our ability to contract with payors in each market. Depending on the market, payors can be delegated medical groups who are taking risk or insurance companies themselves. By opening clinics in locations where the TOI PCs currently manage the oncology care for a large number of insured Medicare, commercial and Medicaid members, we believe we are creating net benefits for payors, as our affiliated providers are able to reduce unnecessary costs and improve patient care and experience. This also allows us to benefit from the value-based offerings already established by payors in the market, therefore not requiring us to single-handedly drive patient growth. Some of the biggest and most respected names in healthcare contract with the TOI PCs to provide oncology care to their members, including Anthem, CareMore Health, Heritage Provider Network and Optum Care. More than half of our revenue in 2023 was generated from value-based contracts where payors have made our affiliated providers their preferred or exclusive oncology group.
While our relationships with payors are long-standing, we believe we have limited concentration risk as our largest customer by revenue in 2023 represented approximately 15% of our revenue.
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
Competition
The U.S. healthcare industry is generally highly competitive. We compete with large and medium-sized local and national providers of cancer care services, such as health system affiliated practices, for, among other things, contracts with payors, recruitment of physicians and other medical and non-medical personnel and patients. The closest competitors are traditional oncology physician practices, such as American Oncology Network, Inc., Florida Cancer Specialists & Research Institute, LLC, U.S. Oncology Network, Inc., and OneOncology, Inc. These organizations are predominantly reimbursed via FFS contracts, which we believe can often lead to over utilization of treatments that may be medically appropriate but often results in higher costs. Secondary competitors may include specialty benefit managers. These include companies such as AIM Specialty Health, eviCore Healthcare, Magellan Health, New Century Health, One Oncology, Thyme Care, and OncoHealth. These benefit managers seek to change provider behavior by reviewing and authorizing treatment requests. The benefit manager model can produce incremental improvement in utilization, but the benefit managers are often unable to achieve results comparable to managed healthcare practices like ours. Furthermore, the benefit manager model frequently results in an antagonistic relationship with physicians who are operating in a traditional FFS-based practice. We distinguish ourselves from other managed oncology practices and specialty benefit managers in our ability to align incentives across the care continuum, including physicians and payors in delivering high quality care at lower costs, and we believe there are currently no other value-based oncology management companies of meaningful scale in the U.S.
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
CMS, through the Centers for Medicare and Medicaid Innovation, or CMMI, has implemented or has announced plans to implement numerous demonstration models designed to test value-based reimbursement models, some of which are specifically focused on oncology services. For example, in 2016, CMS initiated the Oncology Care Model demonstration, which continued throughout 2023, and provides participating physician practices, including the TOI PCs that participate in this program, with performance-based financial incentives that aim to manage or reduce Medicare costs without negatively affecting the efficacy of care. In late 2019, CMS issued a request for information on the Oncology Care First model, a new voluntary model that, if implemented, would build on the Oncology Care Model. More recently, CMMI has announced plans to implement the Radiation Oncology Model, which would require radiotherapy providers in certain regions to participate in a prospective, episode-based payments model where payment is based on a patient’s diagnosis as opposed to the traditional volume-based FFS payment model. Although the Radiation Oncology Model was originally intended to begin on January 1, 2022, recent legislation delayed its implementation until July 1, 2023 and therefore, the impact of this new model has yet to determined. There likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material impact on our business.

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
Federal and State Insurance and Managed Care Laws
Regulation of downstream risk-sharing arrangements, including, but not limited to, global risk and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and Risk Bearing Organization ("RBOs") to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payors. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms and other new value-based reimbursement models. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of RBOs like us and our affiliated providers. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. While these regulations have not had a material impact on our business to date, as we continue to expand, these rules may require additional resources and capitalization and add complexity to our business.
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
Employees and Human Capital Resources
As of December 31, 2023, we and TOI PCs collectively had approximately 800 employees, including approximately 119 oncologists and advanced practice providers. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.
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
•A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the current COVID-19 epidemic, could adversely affect our business.
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
•A significant portion of sales are from prescription drug sales reimbursed by a number of pharmacy benefit management companies with which TOI PCs contract. Those pharmacy benefit management companies could take action to remove, exclude, delay or otherwise prevent the inclusion of the TOI PCs in their provider networks.
•Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our financial condition and results of operations.
•We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition or results of operations.
•Inflation can adversely affect us by increasing the costs of drugs, clinical trials and research, administration and other costs of doing business.
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
We incurred a net loss of $83,068 in 2023, and a loss from operations in 2023. We expect our losses will continue as we expect to invest heavily in increasing our patient base, expanding our operations, and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our patient services and the incurrence of indebtedness. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more patients. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting and other expenses as a public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the COVID-19 pandemic, could adversely affect our business.
A pandemic, epidemic or outbreak of an infectious disease, including the current COVID-19 pandemic, that occurs in the United States or worldwide, may adversely affect our business.
Adverse market conditions resulting from the spread of COVID-19 or other epidemic, pandemic, or infectious disease outbreak could materially adversely affect our business and the value of our Common Stock. Preventative measures taken to alleviate any public health crises, such as “shelter-in-place” orders, quarantines, executive orders and similar government orders may result in largely remote operations at our headquarters, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; restrictions on our business development activities due to potential payors or other entities we and the TOI PCs engage with limiting their corresponding business development efforts; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which a pandemic, epidemic, or infectious disease outbreak impacts our business will depend on developments that are highly uncertain and cannot be predicted, including information that may emerge concerning the severity and spread of the pandemic and the actions to contain it or treat its impact, among others.

Because of our business model, the full impact of the ongoing COVID-19 or other pandemic outbreaks may not be fully reflected in our results of operations and overall financial condition until future periods. It is not currently possible to reliably project the direct impact of the COVID-19 pandemic on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in our service areas as well as societal and governmental responses. Patients may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. This could have the effect of deterring healthcare costs that we will need to incur to later periods and may also affect the health of patients who defer treatment, which may cause our costs to increase in the future. Further, as a result of the COVID-19 pandemic, we may experience slowed growth or a decline in new patient demand. We also may experience increased internal and third-party medical costs as the TOI PCs and our affiliated providers provide care for patients suffering from COVID-19. This increase in costs may be particularly significant given the number of patients who are under capitation agreements. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.

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
The TOI PCs’ membership remains concentrated in certain geographic areas in the United States. We have clinic locations in five states. As of December 31, 2023, the vast majority of the TOI PC members under capitation agreements were residents of California. In addition, during 2023, approximately 85% of our revenues were generated in California. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in the states in which we operate or any other geographic area where the TOI PCs’ membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Additionally, the geographic concentration of a significant portion of the TOI PCs’ membership may make them more vulnerable to events such as the COVID-19 pandemic.
If we are unable to attract new patients, our revenue growth will be adversely affected.
To increase our revenue, our business strategy includes expanding the number of payor contracts entered into by the TOI PCs and clinic locations in our network. In order to support such growth, the TOI PCs must continue to win new contracts and retain or grow existing contracts with payors. We face competition from other oncology providers in the recruitment of potential patients. If the TOI PCs are unable to convince potential payors and patients of the benefits of our value-based system, or if potential or existing payors and patients prefer the care provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to grow organically and attract new patient referrals and payors for the TOI PCs. In addition, our growth strategy is dependent on payors electing to enter into capitation or other value-based arrangements and selecting the TOI PCs as their oncology provider. The TOI PCs’ inability to obtain new payor agreements and patient referrals and retain existing payors and patients, particularly those under capitation arrangements, would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.
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
In response to the COVID-19 pandemic, the Centers for Medicare and Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. The Consolidated Appropriations Act of 2023 extended many of the COVID-19 public health emergency provisions related to telehealth until December 31, 2024. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back. If regulations change to restrict the TOI PCs’ or our affiliated providers ability to deliver care through telehealth modalities, our financial condition and results of operations may be adversely affected.
With many of our value-based agreements, the TOI PCs assume some or all of the risk that the cost of providing services will exceed compensation. If we do not accurately predict the cost to deliver care, some of the TOI PCs’ value-based agreements could become less profitable, or unprofitable.
Approximately 22% of our revenue for 2023 was derived from fixed fees paid by payors under capitation agreements with the TOI PCs. While there are variations specific to each agreement, the TOI PCs generally contract with payors to receive a fixed fee per month for professional services and assume the financial responsibility for the specified medical oncology and related expenses of our patients. This type of contract is referred to as a “capitation” contract. To the extent that patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, the TOI PCs will not be able to increase the fee received under these risk agreements during their then-current terms and we could suffer losses with respect to such agreements.
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
Our operations are dependent on a concentrated number of payors with whom the TOI PCs contract to provide services to patients. We generally manage the TOI PCs’ payor contracts on a state by state basis, entering into a separate contract in each state with the local affiliate of the relevant payor such that no one local payor contract accounts for a majority of our collective revenue. Regal Medical Group accounted for a total of approximately 11% of the Patient Services revenue for the year ended December 31, 2023. No other non-government payor accounted for more than 10% of the Patient Services revenue in 2023. We believe that a majority of the TOI PCs’ revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with the TOI PC or the individual TOI PC physicians credentialed by them upon the occurrence of certain events. The loss of any of the TOI PCs’ payor partners, or the renegotiation of any of the TOI PCs’ payor contracts, could adversely affect our operating results. In the ordinary course of business we engage in active discussions and renegotiations with payors in respect of the services the TOI PCs provide and the terms of the TOI PCs’ payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of the payors may seek to renegotiate or terminate their agreements with the TOI PCs. These discussions could result in reductions to the fees and changes to the scope of services contemplated by the original payor contracts and consequently could negatively impact our revenues, business and prospects.
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
There is currently significant concentration in the U.S. healthcare industry, and in particular there are a limited number of pharmacy benefit managers, or PBMs, and a limited number of national pharmacy chains. CVS Caremark, OptumRx and Express Scripts together accounted for approximately 77% of our dispensary revenue in 2023. If the TOI PCs are unable to retain favorable contractual arrangements with PBMs, including any successor PBMs should there be further consolidation of PBMs, the negotiated rates provided by such PBMs may become less competitive, which could have an adverse impact on the TOI PCs’ ability to provide prescription drugs at the capitated rates negotiated with the payors with whom the TOI PCs contract to provide such drugs to patients. This could be exacerbated by further consolidation of PBMs or pharmacy chains. Specifically, PBMs have instituted Direct and Indirect Remuneration, or DIR, fees, which reduce the reimbursement for drugs dispensed by the TOI PCs. The impact of these fees in future is uncertain, and our ability to negotiate with PBMs on DIR fees is limited. In addition, PBMs could at any time change their contracting and/or credentialing requirements, the effect of which could prohibit the TOI PCs from billing for prescription drugs dispensed by the TOI PCs. If such changes, individually or in the aggregate, are material, they would have an adverse effect on our business, results of operations and financial condition.

Reductions in government reimbursement rates or changes in the rules governing government healthcare programs could have a material adverse effect on our financial condition and results of operations.
The TOI PCs receive a significant portion of revenue directly from Medicare, which accounted for approximately 14% of our Patient Services revenue in 2023. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of Medicare Advantage, are themselves reimbursed by Medicare for the services the TOI PCs provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income, as well as future growth opportunities. For example, although the Congressional Budget Office (“CBO”) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 36 million by 2027. Although Medicare Advantage enrollment has increased significantly over the past decade, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2023, CMS announced an average increase of 4.88%; and for 2024, 2.28%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to our business.
According to the Kaiser Family Foundation, or KFF, Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2023, the KFF reported that two payors together accounted for nearly half of Medicare Advantage enrollment and seven firms accounted for nearly 85% of covered lives. Consolidation among Medicare Advantage plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

Inflation can adversely affect us by increasing the costs of drugs, clinical trials and research, administration and other costs of doing business
Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of drugs, clinical trials and research, administration and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.
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
The amounts the TOI PCs receive for services provided to patients are determined by a number of factors, including the payor mix of patients and the reimbursement methodologies and rates utilized by our patients’ plans. Our Patient Services revenue consists of both capitation and fee-for-service agreements held by the TOI PCs. Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide the TOI PCs with an opportunity to capture any additional surplus created by applying our care model. Under a capitation plan, the TOI PCs receive a fixed fee PMPM for services. Under a fee-for-service payor arrangement, the TOI PCs collect fees directly from the payor as services are provided. Our Patient Services revenue accounted for approximately 66% of total revenue for the year ended December 31, 2023. A significant decrease in the number of capitation or FFS arrangements held by the TOI PCs could adversely affect our revenues and results of operation.
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
To execute on our growth plan, we and the TOI PCs must attract and retain highly qualified personnel. Competition for highly qualified personnel is intense, especially for physicians and other medical professionals who are experienced in providing oncology care services. We and the TOI PCs have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies and healthcare providers with which we compete for experienced personnel have greater resources than we have. If we and the TOI PCs hire employees from competitors or other companies or healthcare providers, their former employers have attempted and may in the future attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources.
As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our stock options and other equity awards, or by other compensation arrangements, may not be as effective as in the past. As such, we may not be successful in continuing to attract and retain qualified personnel.

Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
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
The TOI PCs have significant drug suppliers that may be the sole or primary source of products critical to the services the TOI PCs provide, or to which we have committed obligations to make purchases, sometimes at particular prices. Approximately 57% of the TOI PCs’ total costs are related to drug purchases, including both oral and chemotherapy drugs, for the year ended December 31, 2023. If any of these suppliers do not meet the TOI PCs’ needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that the TOI PCs purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we and the TOI PCs could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

Finally, while we have been impacted by the recent Change Healthcare cyberattack which has caused disruptions to healthcare companies across the US, our team has been actively collaborating with our practice management vendor to swiftly establish alternative channels for transmitting claims to payors. Significant progress has been made in successfully submitting claims to commercial payors and completed applications for Medicare and Medicaid agencies to accept our claims through a new intermediary, which is pending approval. It is anticipated that the delays in claim submissions will temporarily impact our cash flow in the first and second quarters of 2024. Nevertheless, we do not believe the impact to be material and remain confident in our ability to resolve these challenges. Although, we are confident that this recent cyberattack will not have a material adverse impact, similar cybersecurity breaches could be successfully launched in the future, and there is no assurance that such attacks will not have material adverse effect on our results of operations and cash flows.

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
TCR contracts with biotechnology and pharmaceutical companies to perform services to assist them in bringing new drugs and biologics to market. TCR’s services include monitoring clinical trials, laboratory analysis, electronic data capture, patient recruitment, data analytics, technology solutions, and other related services. Such services are complex and subject to contractual requirements, government regulations, and ethical considerations. TCR’s services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trial process. In the United States, clinical development services must be performed in compliance with applicable laws, rules and regulations enforced by the United States Food and Drug Administration, or FDA, including Good Clinical Practice, or GCP, requirements, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials.
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
We may be subject to formal or informal inquiries or investigations, both internal or external, from time to time pertaining to clinical trials or studies with which we are involved. Regardless whether any such inquiry or investigation ultimately leads to enforcement action or litigation, the cost of such inquiries and investigations can be substantial and could require us to divert financial and human resources away from strategic initiatives we have planned for building the business, and the mere allegation of misconduct can severely harm our reputation.

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
With respect to MA plans, the TOI PCs submit claims and encounter data applicable to MA plans that are used to establish the annual, average Medicare Risk Adjustment Factor, or RAF, scores attributable to each TOI PC’s MA population. These RAF scores determine, in part, the revenue to which the health plans and, in turn, the TOI PCs, are entitled for the provision of medical care to such population. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that the TOI PCs prepare and submit to the health plans. CMS audits MA plans for documentation to support RAF-related payments for enrollees chosen at random. The MA plans then ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a MA plan may seek repayment from the TOI PCs should CMS make any payment adjustments to the MA plan as a result of its audits. CMS has indicated that payment adjustments will not be limited to RAF scores for the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. Based on a recent final rule issued by CMS in January 2023, although 2011 to 2017 plan years are still subject to audit, overpayments to MA plans that are identified as a result of a Risk Adjustment Data Validation, or RADV, audit will only be subject to extrapolation for plan year 2018 and any subsequent plan year. In addition, CMS will not apply an adjustment factor, known as a Fee-For-Service, or FFS, Adjuster, in RADV audits to account for potential differences in diagnostic coding between the Medicare Advantage program and Medicare FFS program. We are continuing to assess the potential impact this final rule may have on our business and operations.
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
In addition to government regulation, privacy advocates and industry groups may propose self- regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our payors’ compliance with such standards. We expect that there will continue to be new proposed laws and regulations concerning privacy, data protection, and information security, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, standards, contractual and other obligations relating to privacy and data protection are still uncertain and changing, it is possible that these laws, standards, contractual and other obligations may be interpreted and applied in a manner that is inconsistent with our data management practices, our privacy, data protection or data security policies or procedures or the features of our technology. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our technology, any of which could adversely affect our business. We may be unable to make such changes or modifications in a commercially reasonable manner, or at all, and our ability to develop new software or provide new services could be limited. Any inability to adequately address privacy, data protection or information security-related concerns, even if such concerns are unfounded, or to successfully negotiate privacy, data protection or information security- related contractual terms with customers, or to comply with applicable laws and regulations, or our policies relating to privacy, data protection, and information security, could result in additional cost and liability to us, harm our reputation and brand, and adversely affect our business, financial condition and results of operations.
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
As of December 31, 2023, we had federal income tax NOLs of approximately $139,195 and state income tax NOLs of approximately $132,511 available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Code or otherwise. The federal NOLs will be carried forward indefinitely and the state NOLs begin expiring after 2040. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use is pre-ownership change NOLs to offset its post-ownership change income may be limited. In 2022 and 2023, we completed an ownership change analysis pursuant to IRC Section 382 of the Code for the period from September 10, 2018 through taxable year ended December 31, 2021 and from January 1, 2022 through taxable year ended December 31, 2022 in which we determined that the Company did not experience an ownership change. We are in the process of completing an analysis to determine whether there was a change in ownership during the year ended December 31, 2023. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. The deferred tax asset associated with the Company’s federal and state net operating losses are fully offset by a valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.

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
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of the carrying equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, we are required to write down all or a significant part of our goodwill, our net earnings could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $7,230 and $21,418 of goodwill recorded on our Consolidated Balance Sheets at December 31, 2023 and 2022, respectively. Goodwill impairment charges of $16,867 and $9,944 were recorded during the years ended December 31, 2023 and 2022, respectively, based on management's evaluation of the value of goodwill. It is not possible at this time, under current market conditions, to determine if there will be any future impairment charge, or if there is, whether such charges would be material.
If the Company is required to record additional goodwill impairment, our financial condition and results could be negatively affected.
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in the Company’s Business Combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based on a qualitative assessment factoring in our share price decrease, as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was likely that our reporting unit fair value was less than the carrying value. After conducting a two-step quantitative assessment, we recorded an impairment of $16,867 of goodwill during the three months ended March 31, 2023 (there was no impairment recorded as of March 31, 2022). If our stock price remains low, or negative macroeconomic, industry or business factors worsen, we may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of the remaining goodwill. Additionally, significant impairment charges may negatively affect our compliance with the financial covenants of our Facility Agreement.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on acceptable terms, or at all, which may limit our ability to grow.
Our ability to maintain our operations and grow in existing and new markets may require additional capital, particularly if we were to accelerate our acquisition and expansion plans. Financing may not be available or may be available only on terms that are not favorable. If we are unable to obtain funds on acceptable terms, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of the Common Stock.
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
In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Common Stock and Warrants, or both. Future Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Common Stock and Warrants bear the risk that our future offerings may reduce the market price of our Common Stock and Warrants and dilute their percentage ownership.
Future sales, or the perception of future sales, of our Common Stock and Warrants by us or our existing securityholders in the public market could cause the market price for our Common Stock and Warrants to decline.

Our Common Stock and Warrants are traded on The Nasdaq Capital Market. The sale of substantial amounts of shares of our Common Stock or Warrants in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock and Warrants. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In addition, the shares of our Common Stock reserved for future issuance under The Oncology Institute, Inc. 2021 Incentive Award Plan (the "2021 Plan") will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2023, we have 6,008,329 shares available for issuance under the 2021 Plan, which amount will automatically increase on January 1 of each successive year through and including January 1, 2031 in amount equal to 4% of the fully diluted shares outstanding as of the preceding December 31 or such lesser amount as is determined by the Board. We have filed multiple registration statements on Form S-8 under the Securities Act to register shares of our Common Stock or securities convertible into or exchangeable for shares of our Common Stock issued pursuant to our equity incentive plans. Such Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements are available for sale in the open market.

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
Our Common Stock and Warrants may be delisted if we fail to comply with the requirements for continued listing on The Nasdaq Stock Market LLC (“Nasdaq”), and if our securities were delisted, the price of our Common Stock and Warrants, our ability to access the capital markets and our ability to comply with the covenants in our Facility Agreement could be negatively impacted.

Our Common Stock and Warrants are listed for trading on Nasdaq. To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share, among others. Delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, and business development opportunities. Such a delisting likely would impair investor’s ability to sell or purchase our common stock when investors wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities, and would negatively impact the value and liquidity of our common stock.

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

The market price of our Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:
•the impact of a pandemic, epidemic, or outbreak of an infectious disease in the United States or worldwide on our financial condition and the results of operations;
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

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we have incurred and will continue to incur increased legal, accounting and other expenses that Legacy TOI did not previously incur. Our entire management team and many of our other employees have devoted and will continue to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.
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
Simultaneously with the closing of its IPO, DFP Healthcare Acquisitions Corp., issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Common Stock at $11.50 per share through November 2026. As of December 31, 2023, there were 3,177,542 private placement warrants outstanding. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.
Risks Related to Our Indebtedness
The Facility Agreement and the associated restrictive covenants thereunder could adversely affect our financial condition and will restrict our ability to raise capital.
On August 9, 2022, we entered into a $110 million Facility Agreement with Deerfield Partners and certain of its affiliates, of which all is outstanding as of December 31, 2023. The Facility Agreement contains various covenants, including a requirement to retain $40,000,000 in unrestricted cash and cash equivalents, and maintain a minimum revenue of $50,000,000, $75,000,000, and $100,000,000 for each fiscal quarter ending during the fiscal year 2023, 2024, and 2025, respectively. In addition, the Facility Agreement restricts our and the guarantors’ ability to, among other things, (i) merge, consolidate, dissolve or liquidate into or convey, transfer, lease or dispose of all or substantially all of its assets (other than into another Loan Party or if the Company determines in good faith in the best interest of a subsidiary and not materially disadvantageous), (ii) create or incur any lien on our assets beyond those outstanding on the date of the Facility Agreement and certain other permitted liens, (iii) dispose of any assets or property or issue, transfer, or provide a controlling, management, or other interest in certain securities of the Company or its guarantors, (iv) incur any indebtedness not to exceed $1,000,000 or as otherwise permitted, (v)

make any investments other than as otherwise permitted, (vi) amend our organizational documents or any material agreements in a manner that would reasonably be expected to be materially adverse to the rights of the lenders or (vii) change our reporting practices or fiscal year, in each case, subject to exceptions set forth in the Facility Agreement. Furthermore, under the Facility Agreement, we are required to, among other things, (i) remain a reporting company and maintain the listing of our common shares on an eligible market, (ii) provide the lenders with information regarding any event of default or the occurrence of any material adverse event and (iii) publicly disclose material, nonpublic information that is provided to the lenders without their prior written consent. Subject to customary exceptions and exclusions, our obligations under the Facility Agreement are guaranteed by a perfected, first-priority security interest in substantially all of our personal property, including our intellectual property and the equity ownership interests directly and indirectly held by us in our wholly-owned subsidiaries. Compliance with such covenants and our indebtedness will result in the following, which could materially and adversely affect our business, financial condition and results of operations:
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
Upon the occurrence of a Major Transaction, as defined under the Senior Secured Convertible Note issued pursuant to the Facility Agreement, the holders of the convertible notes may elect to require us to redeem all or any portion of the notes for an amount equal to the principal amount thereof (in addition to accrued and unpaid interest, a make-whole amount and an exit fee, as applicable). There can be no assurance that we will have sufficient capital to redeem such notes upon the occurrence of a Major Transaction, under the Senior Secured Convertible Note.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

The Company prioritizes the protection of our critical systems and information through a robust cybersecurity risk management program. This program outlines our approach to identifying, assessing, and mitigating cybersecurity risks to ensure the confidentiality, integrity, and availability of our assets.

We adhere to the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) as the guiding framework for our cybersecurity risk management program. While we do not claim compliance with specific technical standards, the NIST CSF serves as a valuable tool for identifying, assessing, and managing cybersecurity risks relevant to our business. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

a.risk assessment using industry-standard methodologies such as threat modeling, vulnerability scanning, and penetration testing. These assessments encompass a thorough examination of our critical systems, networks, and applications to identify and prioritize cybersecurity risks. Leveraging tools such as SIEM (Security Information and Event Management) and IDS/IPS (Intrusion Detection System/Intrusion Prevention System), we analyze network traffic patterns and behavior to detect potential threats and vulnerabilities. Additionally, we utilize vulnerability assessment tools to scan our infrastructure for known weaknesses and misconfigurations. These assessments inform our risk management strategies and resource allocation efforts, ensuring that we address the most critical vulnerabilities and threats effectively;

b.a security team principally responsible for managing cybersecurity risk assessment processes, implementing security controls, and orchestrating responses to cybersecurity incidents. They ensure alignment with organizational objectives and regulatory requirements.

c.The use of external service providers specializing in penetration testing, security auditing, and incident response, selected based on their track record, certifications (e.g., CISSP), and adherence to standards (e.g., ISO/IEC 27001). We also enlist Managed Security Service Providers (MSSPs) for continuous monitoring and threat analysis. Cloud service providers with robust security measures host our critical infrastructure, ensuring encryption, multi-factor authentication, and regular audits. Through careful selection and oversight, these partners enhance our cybersecurity defenses and align with our security requirements efficiently.

d.cybersecurity awareness training covers phishing, social engineering, malware prevention, and secure password management. It includes hands-on exercises and simulations to teach employees to identify threats and adhere to secure coding practices. We also emphasize endpoint security measures like antivirus software and firewalls. Additionally, we educate on emerging threats like ransomware and zero-day exploits, fostering a culture of vigilance and proactive risk mitigation.

e.a cybersecurity incident response plan includes procedures for detecting, containing, and mitigating cybersecurity incidents promptly and effectively. We leverage Security Information and Event Management (SIEM) tools for real-time monitoring and alerting, enabling rapid response to potential threats. Additionally, we employ incident response playbooks with predefined actions for various scenarios, ensuring a coordinated and efficient response. Our plan also incorporates post-incident reviews and lessons learned sessions to continuously improve our response capabilities and resilience against future threats.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Compliance Committee (the "Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program. The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
Our management team, including the Vice President of Healthcare Information Services, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over 25 years of experience in healthcare IT operations, infrastructure deployment, IT governance, and change management.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties
Our principal executive offices are located in Cerritos, California where we occupy a suite under a lease that expires in 2026. We use this facility for administration, billing and collections, technology and development and professional services.
We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations. As of December 31, 2023, we have leases for 69 clinics located in California, Arizona, Nevada, Florida and Texas. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
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
Holders
As of March 19, 2024, we had approximately 72 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the historical audited annual financial statements for the years ended December 31, 2023 and 2022, and the related notes that are included elsewhere in this Annual Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" section in this Annual Report on Form 10-K, and in subsequent filings we make with the Securities and Exchange Commission, where we may discuss new risks that have not yet arisen at the time of this Annual Report. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Annual Report on Form 10-K and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.

Unless the context dictates otherwise, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our,” and similar words are references to The Oncology Institute, Inc., a Delaware corporation (“TOI”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Overview
The Company is a leading value-based oncology company that manages community-based oncology practices that serve patients at 83 clinic locations across 15 markets and five states throughout the United States. As of December 31, 2023, our community-based oncology practices are staffed with 130 oncologists and advanced practice providers. 69 of these clinics are staffed with 119 providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs," which provided care for more than 64,000 and 72,000 patients in 2022 and 2023, respectively, and managed a population of approximately 1.8 million patients under value-based agreements as of December 31, 2023. The Company also provides management services to 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
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
As a value-based oncology company, the Company seeks to deliver both better quality care and lower cost of care for payors and patients. The Company works to accomplish this goal by reducing wasteful, inefficient or counterproductive care that drives up costs but does not improve outcomes. The Company believes payors and employers are aligned with the value-based model due to its enhanced access, improved outcomes, and lower costs. Patients under the Company's affiliated providers’ care can benefit from evidence-based and personalized care plans, gain access to sub-specialized care in convenient community locations, and lower out-of-pocket costs. The Company believes its affiliated providers enjoy the stability and predictability of a large multi-state practice, are not incentivized or pressured to overtreat when it may be inconsistent with a patient’s goals of care, and can focus on practicing outstanding evidence-based medicine, rather than business building.
2023 Highlights
•Consolidated revenue of $324.2 million, an increase of 28% compared to the prior year
•Gross profit of $59.6 million, an increase of 14% compared to the prior year, and gross margin of 18.4%, a decrease from 20.6% the prior year
•Adjusted EBITDA of $(25.8) million compared to $(23.5) million for the prior year

•Ended the fiscal year 2023 with $83 million in cash, cash equivalents, and investments
•Signed full-risk capitated contract in South Florida, effective January 1, 2024 and have now successful onboarded the membership and the IPA providers.
•Successfully acquired and launched our California-based pharmacy in November and have already completed over 1,300 specialty medication fills

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
Fee-for-service revenue
FFS revenue represents revenue earned under contracts in which we bill and collect for specific medical services rendered by the TOI PCs’ employed physicians. The terms for FFS contracts are short in duration and only last for the period over which services are rendered (typically, one day). FFS revenue consists of fees for medical services provided to patients. As specialist providers, our FFS revenue is dependent on referrals from other physicians, such as primary care physicians. The Company's affiliated providers build trusted, professional relationships with these physicians and their associated medical groups, which can lead to recurring FFS volume; however, this volume is subject to numerous factors the Company cannot control and can fluctuate over time. The Company also receives FFS revenue for capitated patients that receive medical services which are excluded from the Company's capitation contracts. Under the FFS arrangements, third-party payors and patients are billed for patient care services provided by the TOI PCs. Payments for services provided are generally less than billed charges. The Company records revenue net of an allowance for contractual adjustments, which represents the net revenue expected to be collected from third-party payors (including managed care, commercial, and governmental payors such as Medicare and Medicaid), and patients. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient’s healthcare plan, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries). The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on certain factors, such as the proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into the Company's billing system, and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded on the date the services are rendered based on the information known at the time of entering of such information into the Company's billing systems as well as an estimate of the revenue associated with medical services.
Dispensary and pharmacy
Oral prescription drugs prescribed by doctors to their patients are sold directly through the TOI PCs’ dispensaries and our newly-acquired pharmacy. Revenue for the prescriptions is based on fee schedules set by various PBMs and other third-party payors. The fee schedule is often subject to direct and indirect remuneration (“DIR”) fees, which are based primarily on pre-established metrics. DIR fees may be assessed in the periods after payments are received against future payments. The Company recognizes revenue, deducted by estimated DIR fees, at the time the patient takes possession of the oral drug.
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
Results of Operations
The following table sets forth our Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated. The Company’s management is not aware of material events or uncertainties that would cause the financial information below to not be indicative of future operating results or results of future financial condition, although past results should not be relied upon as an indication of future performance or future financial condition.

	Year Ended December 31,
	2023	2022
Revenue
Patient services	65.9%	66.1%
Dispensary	32.0%	31.4%
Clinical trials & other	2.1%	2.5%
Total operating revenue	100.0%	100.0%
Operating expenses
Direct costs – patient services	55.8%	53.4%
Direct costs – dispensary	25.6%	25.8%
Direct costs – clinical trials & other	0.2%	0.2%
Goodwill impairment charges	5.2%	3.9%
Selling, general and administrative expense	35.1%	47.4%
Depreciation and amortization	1.8%	1.7%
Total operating expenses	123.7%	132.4%
Loss from operations	(23.7)%	(32.4)%
Other non-operating expense (income)
Interest expense, net	2.1%	1.6%
Change in fair value of derivative warrant liabilities	0.1%	(0.7)%
Change in fair value of earnout liabilities	(0.2)%	(23.5)%
Change in fair value of conversion option derivative liabilities	(0.3)%	(9.6)%
Gain on loan forgiveness	—%	(0.1)%
Other, net	0.3%	(0.1)%
Total other non-operating loss expense (income)	2.0%	(32.4)%
Loss before provision for income taxes	(25.7)%	—%
Income tax benefit (expense)	—%	0.1%
Net income (loss)	(25.7)%	0.1%
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Patient services	$213,504	$166,785	$46,719	28.0%
Dispensary	103,835	79,343	24,492	30.9%
Clinical trials & other	6,900	6,355	545	8.6%
Total operating revenue	$324,239	$252,483	$71,756	28.4%

Patient services
The increase in patient services revenue was primarily due to a 22.7% increase in FFS revenue as a result of practice acquisitions and an overall increase in clinic count as well as a 4.5% increase in capitation revenue due to new capitation contracts entered into during 2023 and in the latter half of 2022.
Dispensary
The increase in dispensary revenue was primarily due to a 31.5% increase in the number of fills offset by 0.5% decrease in the average revenue per fill.
Clinical trials & other
For the year ended December 31, 2023, the increase in clinical trials and other revenue was primarily due to an increase in other revenue compared to the prior year.
Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Direct costs – patient services	$181,017	$134,761	$46,256	34.3%
Direct costs – dispensary	83,071	65,111	17,960	27.6%
Direct costs – clinical trials & other	578	518	60	11.6%
Goodwill impairment charges	16,867	9,944	6,923	N/A
Selling, general and administrative expense	113,851	119,689	(5,838)	(4.9)%
Depreciation and amortization	5,873	4,411	1,462	33.1%
Total operating expenses	$401,257	$334,434	$66,823	20.0%
Patient services cost
The increase in patient services cost was primarily due to a 26.1% increase in intravenous drug costs, primarily driven by the Company's patient mix and volume, as well as the rising rate of inflation during 2023. In addition, clinical payroll costs increased 8.1% from the prior year due to the growth in clinic count.
Dispensary cost
The increase in dispensary cost was primarily due to a 31.5% increase in the number of prescriptions filled offset by a 3.0% decrease in the average cost of the prescriptions filled.
Goodwill impairment charges
During the years ended December 31, 2023 and 2022, impairment charges of $16,867 and $9,944 were recorded related to goodwill, respectively. See Note 2 and Note 18 in Item. 8 Financial Statements and Supplementary Data for additional detail.
Selling, general and administrative expense
The decrease in selling, general and administrative expense was primarily driven by a 8.5% decrease in share-based compensation expense, a 2.6% decrease in transaction costs and a 1.7% decrease in professional fees offset by 1.9% increase in salaries and benefits due to the growth in the Company's management and corporate team, as well as a 3.1% increase in office expenses, and a 1.4% increase in real estate and equipment expenses.

Other Non-Operating Expenses (Income)

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Interest expense, net	$6,777	$4,082	$2,695	66.0%
Change in fair value of derivative warrant liabilities	286	(1,843)	2,129	(115.5)%
Change in fair value of earnout liabilities	(803)	(59,215)	58,412	(98.6)%
Change in fair value of conversion option derivative liabilities	(878)	(24,200)	23,322	N/A
Gain on loan forgiveness	—	(183)	183	(100.0)%
Other, net	704	(501)	1,205	(240.5)%
Total other non-operating expense (income)	$6,086	$(81,860)	$87,946	(107.4)%
Interest expense
The increase in interest expense was primarily the result of interest and amortization related to the Senior Secured Convertible Notes issued during the year ended December 31, 2023.
Change in fair value of liabilities
The decrease in non-operating (income) expense was primarily due to the decrease in gains of $58,412 and $23,322, respectively during the year ended December 31, 2023, as a result of decreases in the fair value of earnout liabilities and conversion option derivative liabilities, which were created as part of the Business Combination and the issuance of the Senior Secured Convertible Note, respectively.
Gain on loan forgiveness
There was no gain on loan forgiveness during the year ended December 31, 2023. During the year ended December 31, 2022, gain on loan forgiveness of $183 was a result of forgiveness of all CARES Act loans, including those obtained through physician practice acquisition.

Other, net
The change in other, net was primarily due to Provider Relief Funding received under the CARES Act during the year ended December 31, 2022 that did not occur in 2023.
Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2023	2022
Clinics (1)	83	76
Markets	15	15
Lives under value-based contracts (millions)	1.8	1.7
Net income (loss)	$(83,068)	$152
Adjusted EBITDA (in thousands) (2)	$(25,805)	$(23,543)
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
The following tables provide a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Net income (loss)	$(83,068)	$152	$(83,220)	(54,750.0)%
Depreciation and amortization	5,873	4,411	1,462	33.1%
Interest expense, net	6,777	4,082	2,695	66.0%
Income tax benefit	(36)	(243)	207	(85.2)%
Non-cash addbacks(1)	2,029	1,208	821	68.0%
Share-based compensation	17,548	27,683	(10,135)	(36.6)%
Goodwill impairment charges	16,867	9,944	6,923	N/A
Change in fair value of liabilities	(1,395)	(85,258)	83,863	(98.4)%
Unrealized (gains) losses on investments	(237)	(640)	403	N/A
Practice acquisition-related costs(2)	113	790	(677)	(85.7)%
Post-combination compensation expense(3)	2,048	2,243	(195)	N/A
Consulting and legal fees(4)	1,570	3,797	(2,227)	(58.7)%
Infrastructure and workforce costs(5)	5,965	5,029	936	18.6%
Transaction costs(6)	141	3,259	(3,118)	(95.7)%
Adjusted EBITDA	$(25,805)	$(23,543)	$(2,262)	9.6%

(1)    During the year ended December 31, 2023, non-cash addbacks were primarily comprised of net bad debt write-offs of $2,020. During the year ended December 31, 2022, non-cash addbacks were primarily comprised of a $476 of net bad debt write-off, deferred rent of $711, and other miscellaneous charges of $22.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees during the years ended December 31, 2023 and 2022, and related to certain advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(5)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $2,227 and $2,835, software implementation fees of $105 and $116, severance expenses resulting from cost rationalization programs of $979 and $248, temporary labor of $1,365 and $1,829, and lease terminations, settlements, and penalty addbacks of $1,289 and $0 during the years ended December 31, 2023 and 2022, respectively.

(6)    Transaction costs were comprised of consulting, legal, administrative and regulatory fees associated with share repurchases and practice acquisitions during the year ended December 31, 2023, and related to the Senior Secured Convertible Note during the year ended December 31, 2022.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through debt facilities, issuances of equity securities and payments received from various payors. As of December 31, 2023, the Company had $33,488 of cash and cash equivalents, none of which are restricted cash, as well as $49,367 of current marketable securities.
The Company expects to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments; management intends to continue to make in expanding operations and sales and marketing and due to additional general and administrative expenses management expects to incur in connection with operating as a public company. As a result, the Company may require additional capital resources to execute strategic initiatives to grow the business.
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

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Net cash and cash equivalents used in operating activities	$(36,315)	$(61,756)	$25,441	(41.2)%
Net cash and cash equivalents provided by (used in) investing activities	62,640	(131,614)	194,254	(147.6)%
Net cash and cash equivalents provided by (used in) financing activities	(6,847)	92,206	(99,053)	(107.4)%
Net (decrease) increase in cash and cash equivalents	$19,478	$(101,164)	$120,642	(119.3)%
Cash and cash equivalents at beginning of period	14,010	115,174	(101,164)	(87.8)%
Cash and cash equivalents at end of period	$33,488	$14,010	$19,478	139.0%
Operating Activities
Significant changes impacting net cash and cash equivalents used in operating activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 were as follows:
•Net loss increased to $83,220, primarily as a result of a decrease in the fair value of liabilities of $1,395 for the year ended December 31, 2023 as compared to a decrease in fair value of liabilities of $85,258 during the year ended December 31, 2022;
•Share based compensation for the year ended December 31, 2023 decreased by $9,873 as compared to the year ended December 31, 2022;
•Cash used by accounts receivable decreased $15,721 for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to the collection stabilization of the Company's receivables;

•Cash provided by accounts payable, accrued expenses and income taxes payable increased $11,874 for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to an increase in vendor payables resulting from the growth in the Company's business;
•Cash used by purchasing inventory increased $2,653 for the year ended December 31, 2023 as compared to the year ended December 31, 2022 as a result of an increase in inventory acquired through practice acquisition; and
•Cash provided by prepaid and other current assets decreased $1,154 for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to the financing of the Company's directors and officers insurance policy that occurred in 2022.
Investing Activities
Net cash used by investing activities decreased $194,254 for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to $107,913 reduction in purchases of marketable securities and a decrease in cash used for purchases of property and equipment of $962 for new clinic builds and clinic remodels, and a decrease in cash used for purchases of practice acquisitions and intangibles of $4,121.
Financing Activities
Net cash provided by financing activities decreased $99,053 for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to $110,000 of proceeds from the issuance of the Senior Secured Convertible during the year ended December 31, 2022, offset by $7,981 decrease in common stock repurchase, and by deferred cash consideration and finance insurance premium payments of $2,584 and $3,269, respectively, during year ended December 31, 2023.

Material Cash Requirements
The Company's material cash requirements for the following five years consist of principal and interest due on the convertible note, operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of December 31, 2023.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2024	2025-2026	2027-2028	Thereafter	Total
Convertible note[1]	$4,461	$8,922	$112,664	$—	$126,047
Operating leases	8,176	15,128	9,825	6,243	39,372
Deferred acquisition and contingent consideration	2,515	50	—	—	2,565
Other[2]	1,049	81	29	—	1,159
Total material cash requirements	$16,201	$24,181	$122,518	$6,243	$169,143
(1)    Includes principal and interest payments due.
(2)    Other is comprised of finance leases and D&O financing

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
Critical Accounting Policies
The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP,"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. The Company holds variable interests in the TOI PCs, comprised of The Oncology Institute CA, a Professional Corporation (“TOI CA”) and The Oncology Institute FL, LLC (“TOI FL”) and The Oncology Institute TX, a Professional Association ("TOI TX"), all of which the Company cannot legally own due to jurisdictional laws governing the corporate practice of medicine. The TOI PCs employ physicians and other clinicians in order to provide professional services to patients of our managed clinics, and under substantially similar management services agreements, or MSAs, we serve as the exclusive manager and administrator of the TOI PCs’ non-medical functions and services. The TOI PCs are considered variable interest entities (“VIEs”) as they do not have sufficient equity to finance their activities without additional financial support from the Company. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power), and (2) the obligation to absorb the losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power to control all financial activities of the TOI PCs, the rights to receive substantially all benefits from the VIEs, and consequently consolidates the TOI PCs. Revenues, expenses, and income from the TOI PCs are included in the consolidated amounts as presented on the Consolidated Statements of Operations.
Segment Reporting
The Company presents the financial statements by segment in accordance with the relevant accounting literature to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company's CODM is our Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: dispensary, patient services, and clinical trials & other.
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
Interest Rate Risk
We held cash and cash equivalents of $33,488, current marketable securities of $49,367 as of December 31, 2023, consisting of bank deposits and Treasury bills. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
For the year ended December 31, 2023, the Company recognized an impairment charge of $16,867 to write-down the carrying value of goodwill related to patient services in excess of the fair value.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Oncology Institute, Inc.
Cerritos, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Oncology Institute, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, convertible preferred stock and changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2019.
Costa Mesa, California

March 28, 2024

THE ONCOLOGY INSTITUTE, INC. CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$33,488	$14,010
Marketable securities	49,367	59,796
Accounts receivable, net	42,360	39,816
Other receivables	551	617
Inventories	13,678	9,261
Prepaid expenses and other current assets	4,049	6,918
Total current assets	143,493	130,418
Non-current investments	—	58,354
Property and equipment, net	10,883	8,547
Operating right of use assets	29,169	24,494
Intangible assets, net	17,904	17,957
Goodwill	7,230	21,418
Other assets	561	477
Total assets	$209,240	$261,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,429	$9,372
Current portion of operating lease liabilities	6,363	5,498
Income taxes payable	—	255
Accrued expenses and other current liabilities	13,996	14,595
Total current liabilities	34,788	29,720
Operating lease liabilities	26,486	22,060
Derivative warrant liabilities	636	350
Derivative earnout liabilities	—	803
Conversion option derivative liabilities	3,082	3,960
Long-term debt, net of unamortized debt issuance costs	86,826	80,621
Other non-current liabilities	365	868
Deferred income taxes liability	32	108
Total liabilities	152,215	138,490
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Common Stock, 0.0001 par value, authorized 500,000,000 shares; 75,879,025 shares issued and 74,145,251 shares outstanding at December 31, 2023 and 73,265,621 shares issued and outstanding at December 31, 2022	8	7
Series A Convertible Preferred Stock, 0.0001 par value, authorized 10,000,000 shares; 165,045 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	204,186	186,250
Treasury Stock at cost, 1,733,774 and 0 shares at December 31, 2023 and December 31, 2022	(1,019)	—
Accumulated deficit	(146,150)	(63,082)
Total stockholders’ equity	57,025	123,175
Total liabilities and stockholders’ equity	$209,240	$261,665

Note: The Company’s consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $71,305 and $70,994 as of December 31, 2023 and December 31, 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $210,422 and $154,572 as of December 31, 2023 and December 31, 2022, respectively. See Note 17 for further details.
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue
Patient services	$213,504	$166,785
Dispensary	103,835	79,343
Clinical trials & other	6,900	6,355
Total operating revenue	324,239	252,483
Operating expenses
Direct costs – patient services	181,017	134,761
Direct costs – dispensary	83,071	65,111
Direct costs – clinical trials & other	578	518
Goodwill impairment charges	16,867	9,944
Selling, general and administrative expense	113,851	119,689
Depreciation and amortization	5,873	4,411
Total operating expenses	401,257	334,434
Loss from operations	(77,018)	(81,951)
Other non-operating expense (income)
Interest expense, net	6,777	4,082
Change in fair value of derivative warrant liabilities	286	(1,843)
Change in fair value of earnout liabilities	(803)	(59,215)
Change in fair value of conversion option derivative liabilities	(878)	(24,200)
Gain on loan forgiveness	—	(183)
Other, net	704	(501)
Total other non-operating loss expense (income)	6,086	(81,860)
Loss before provision for income taxes	(83,104)	(91)
Income tax benefit (expense)	36	243
Net income (loss)	$(83,068)	$152
Net income (loss) per share attributable to common stockholders:
Net income (loss) attributable to common stockholders, basic	$(67,877)	$68
Weighted-average number of shares outstanding, basic	73,748,660	72,793,497
Net income (loss) per share attributable to common stockholders, basic	$(0.92)	$—

Net loss attributable to common stockholders, diluted	$(67,877)	$(16,980)
Weighted-average number of shares outstanding, diluted	73,748,660	80,605,600
Net loss per share attributable to common stockholders, diluted	$(0.92)	$(0.21)
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share data)

	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Treasury stock	Additional paid in capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders' Equity
Balance at December, 31, 2021	73,249,042	$7	163,510	$—	$—	$167,386	$(63,234)	$104,159
Net income	—	—	—	—	—	—	152	152
Issuance of common stock upon vesting of RSUs	696,690	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	973,389	—	—	—	—	858	—	858
Exchange of common stock for preferred stock	(153,500)	—	1,535	—	—	—	—	—
Repurchase and retirement of common stock from related party	(1,500,000)	—	—	—	—	(9,000)	—	(9,000)
Net settlement of taxes for equity awards	—	—	—	—	—	(413)	—	(413)
Share-based compensation expense	—	—	—	—	—	27,419	—	27,419
Balance at December, 31, 2022	73,265,621	$7	165,045	$—	$—	$186,250	$(63,082)	$123,175
Net loss	—	—	—	—	—	—	(83,068)	(83,068)
Issuance of common stock upon vesting of RSUs	2,475,089	1	—	—	—	—	—	1
Issuance of common stock upon exercise of options	138,315	—	—	—	—	126	—	126
Share-based compensation expense	—	—	—	—	—	17,810	—	17,810
Treasury stock purchase	—	—	—	—	(1,019)	—	—	(1,019)
Balance at December, 31, 2023	75,879,025	$8	165,045	$—	$(1,019)	$204,186	$(146,150)	$57,025

See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands)
	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(83,068)	$152
Adjustments to reconcile net income (loss) to cash and cash equivalents used in operating activities:
Depreciation and amortization	5,873	4,411
Amortization of debt issuance costs and debt discount	6,205	2,444
Goodwill impairment charges	16,867	9,944
Share-based compensation	17,810	27,683
Change in fair value of liability classified warrants	286	(1,843)
Change in fair value of liability classified earnouts	(803)	(59,215)
Change in fair value of liability classified conversion option derivatives	(878)	(24,200)
Unrealized (gain) loss on investments	(249)	378
Accretion of discount on investment securities	(2,631)	(1,020)
Deferred taxes	(76)	(263)
Gain on loan forgiveness	—	(183)
Bad debt expense	2,020	476
(Gain) loss on disposal of property and equipment	(30)	21
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(4,564)	(20,285)
Inventories	(4,385)	(1,732)
Other receivables	66	620
Prepaid expenses	3,128	4,282
Operating lease right-of-use assets	5,806	5,404
Other assets	(84)	(157)
Accrued expenses and other current liabilities	3,357	2,349
Income taxes payable	(255)	123
Accounts payable	5,057	(6,187)
Current and long-term operating lease liabilities	(5,324)	(3,801)
Other non-current liabilities	(443)	(1,157)
Net cash and cash equivalents used in operating activities	(36,315)	(61,756)
Cash flows from investing activities:
Purchases of property and equipment	(4,567)	(5,529)
Cash paid for practice acquisitions, net	(4,456)	(8,577)
Purchases of marketable securities/investments	(9,595)	(117,508)
Sales of marketable securities/investments	81,258	—
Net cash and cash equivalents provided by (used in) investing activities	62,640	(131,614)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	110,000
Transactions costs related to issuance of long-term debt	—	(3,663)
Payments made for financing of insurance payments	(3,269)	(5,009)
Payment of deferred consideration liability for acquisition	(2,584)	(509)
Principal payments on financing leases	(101)	(58)
Common stock repurchase	(1,019)	(9,000)
Common stock issued for options exercised	126	858
Taxes for common stock net settled	—	(413)

THE ONCOLOGY INSTITUTE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands)
	Year Ended December 31,
	2023	2022
Net cash and cash equivalents provided by (used in) financing activities	(6,847)	92,206
Net (decrease) increase in cash and cash equivalents	19,478	(101,164)
Cash and cash equivalents at beginning of period	14,010	115,174
Cash and cash equivalents at end of period	$33,488	$14,010
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$403	$150
Interest	$4,506	$224
Supplemental disclosure of noncash investing and financing activities:
Deferred consideration as part of practice acquisitions	$1,813	$—
Discount on senior secured convertible note	$—	$28,160
Financed insurance premiums	$1,253	$—
Purchases of property and equipment included in accounts payable	$182	$—
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023 and December 31, 2022 and for the years ended December 31, 2023 and 2022
(US Dollars in thousands, except share data)
Note 1. Description of the Business
Overview of the Business
The Oncology Institute, Inc. (“TOI”) was formerly known as DFP Healthcare Acquisitions Corp. ("DFPH"). The Company is a Delaware corporation originally formed in 2019 as a publicly-traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination ("Business Combination"). TOI was originally founded in 2007 and is a community oncology practice that operates value-based oncology services platforms. TOI has various wholly-owned subsidiaries, including The Oncology Institute, LLC ("TOI LLC") (which was formerly known as TOI Parent, Inc.), The Oncology Institute of Hope and Innovation Patient Safety Organization, LLC, and TOI Management, LLC (“TOI Management”). Additionally, TOI Management holds master services agreements with affiliated physician-owned professional entities ("TOI PCs") that confer controlling financial interest over the professional entities and their wholly-owned subsidiaries (TOI PCs, together with TOI, the “Company”).
On November 12, 2021 ("Closing Date"), the Business Combination closed following a series of mergers, which resulted in DFPH emerging as the parent of the combined entity Orion Merger Sub II, LLC and the former TOI Parent (together, "Legacy TOI"). DFPH was renamed “The Oncology Institute, Inc.” and common stock and "Public Warrants" continued to be listed on Nasdaq under the ticker symbols “TOI” and “TOIIW,” respectively.
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
The Company has 119 oncologists and mid-level professionals across 69 clinic locations located within five states: California, Florida, Arizona, Nevada, and Texas. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, is comprised of the clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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
The Company holds variable interests in TOI PCs, which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of December 31, 2023, TOI held variable interest in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), and The Oncology Institute TX, a Professional Association ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs, and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the shareholders of the Company's consolidating VIEs own a minority of the issued and outstanding common shares of the Company.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates under different assumptions or conditions. Significant items subject to such estimates and assumptions include judgements related to revenue recognition, estimated accounts receivable and the allowance for credit losses, useful lives and recoverability of long-lived and intangible assets, recoverability of goodwill, fair values of acquired identifiable assets and assumed liabilities in business combinations, fair value of intangible assets and goodwill, fair value of share-based compensation, fair value of liability classified instruments, and judgements related to deferred income taxes.
Net Income (Loss) Per Share
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company's Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Under the two-class method, basic and diluted net income (loss) per share attributable to common stockholders is computed by dividing the basic and diluted net income (loss) attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders adjusts basic net loss per share for the potentially dilutive impact of stock options, restricted stock units, Medical RSUs (defined in Note 14), earnout shares (defined in Note 14), public warrants, private placement warrants, and Senior Secured Convertible Notes (defined in Note 11).
The treasury stock method is used to calculate the potentially dilutive effect of stock options, RSUs, public warrants, and private placement warrants. The if-converted method is used to calculate the potentially dilutive effect of the Senior Secured Convertible Notes. In both methods, diluted net income (loss) attributable to common stockholders and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules. The earnout shares are contingently issuable; therefore, the earnout shares are excluded from basic and diluted net income (loss) per share until the market conditions have been met (see more detail on the earnout shares in Note 14). The Medical RSUs (defined in Note 14) are also contingently issuable; therefore, they are excluded from basic net income (loss) per share until the performance and service conditions have been met (see more detail in Note 14). Further, the number of contingently issuable Medical RSUs included in diluted net income (loss) per share is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive. For the periods presented, the public and private placement warrants are out of the money; therefore, the public and private placement warrants are antidilutive and excluded from diluted net loss per share.
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
Fee-for-Service Revenue
FFS revenue represents revenue earned under contracts in which the Company bills and collects for medical services rendered by the Company’s employed or contracted physicians. The terms for FFS contracts are short in duration and only last for the period over which services are rendered (typically, one day). FFS revenue consists of fees for medical services provided to patients. These medical services are capable of being distinct since the patient can benefit from the medical services on their own. Each service constitutes a single performance obligation for which the patient accepts and receives the benefit of the medical services as they are performed.
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
Dispensary
The Company sells oral prescription drugs directly through its dispensaries and pharmacy. Each prescription filled and delivered to the customer is a distinct performance obligation. The transaction price for the prescriptions is based on fee schedules set by various pharmacy benefit managers (“PBMs”) and other third party payors. The fee schedule is often subject to direct and indirect remuneration (“DIR”) fees, which are based primarily on pre-established metrics. DIR fees may be assessed in periods after payments are received against future payments. The Company estimates DIR fees to arrive at the transaction price for prescriptions. The Company recognizes revenue based on the transaction at the time the customer takes possession of the oral drug.
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
Cash and Cash Equivalents
Cash primarily consists of deposits with banking institutions. The Company considers all highly liquid investments that are both readily convertible into cash and mature within three months from the date of purchase to be cash equivalents.
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and customer type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. No allowance for credit losses was recorded as of December 31, 2023 and 2022.
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
When events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, or other long-lived assets, may not be recoverable, an evaluation of the recoverability of currently recorded costs is performed. When an evaluation is performed, the estimated value of undiscounted future net cash flows associated with the asset groups is compared to the asset groups’ carrying value to determine if a write-down to fair value is required. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the assets. There were no impairment adjustments recorded for long-lived assets during the years ended December 31, 2023 and 2022.
Accounts Payable, Accrued Expenses, and Other Current Liabilities
Accounts payable primarily consists of unpaid invoices related to routine operating expenses. Accrued expenses and other current liabilities primarily consist of accruals made for payroll expenses, and deferred capitation.
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
Goodwill is not amortized but is required to be evaluated for impairment annually or sooner if impairment indicators exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. When impairment indicators are identified, the Company compares the reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between the reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.
For the years ended December 31, 2023 and 2022, the Company first performed a qualitative assessment to determine whether it was necessary to perform the quantitative analysis. Based on the qualitative assessment including our share price decrease as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, the Company determined it was likely that our reporting unit fair value was less than its carrying value and the quantitative impairment test was performed. Based on the results of our assessment performed the

Company recorded an impairment charge of $16,867 and $9,944 to goodwill for the years ended December 31, 2023 and 2022, respectively.
Intangible Assets
Under ASC 350, finite-lived intangible assets are stated at acquisition-date fair value. The Company's intangible assets are amortized using the straight-line method.
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
For the years ended December 31, 2023 and 2022, the Company performed a qualitative analysis and determined that there were no indicators of impairment. Therefore, no impairment charge of its finite-lived intangible assets was recorded.
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
Interest income and accretion on marketable securities are included in interest income in the Consolidated Statements of Operations. Realized gains and losses on sales of securities, and other-than-temporary declines in the fair value of marketable securities, if any, are included as a component of other income (expense), net in the Consolidated Statements of Operations. The cost of securities sold is based on the First In, First Out method.
At each reporting period, the Company evaluates available-for-sale marketable securities, to the extent the fair value option is not elected, for any credit-related impairment when the fair value of the investment is less than its amortized cost. If the Company determines that the decline in fair value is below the carrying value and this decline is other-than-temporary, credit-related impairment is recognized in the Consolidated Statements of Operations in accordance with ASC 320, Debt Securities. As of December 31, 2023 and 2022, there were no available-for-sale instruments for which the fair value option was not elected.
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

Retirement Plans

The Company provides a qualified 401(K) plan to all eligible employees which is administered through the John Hancock Life Insurance Company (U.S.A.). Employees are eligible to participate in the plan on the first day of the month subsequent to completing two months of service. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. In 2023 and 2022, the Company provided a matching contribution of 100% of the elective deferral that does not exceed 4% of compensation. Participants are always fully vested in their own contributions and the Company’s matching contributions vest immediately. The Company expensed to selling, general and administrative expenses $1,271 and $1,108 in matching contributions related to the 401(K) plan during the years ended December 31, 2023 and December 31, 2022, respectively.
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
Excess tax benefits of awards related to stock option exercises are recognized as an income tax benefit in the Consolidated Statements of Operations and reflected in operating activities in the Consolidated Statements of Cash Flows.
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
Comprehensive Loss
Comprehensive loss includes net loss to common stockholders as well as other changes in equity that result from transactions and economic events other than those with stockholders. There was no difference between comprehensive loss and net loss to common stockholders for the periods presented.

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
Recently Adopted Accounting Standards
In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, instead of when incurred. In November 2018, the FASB issued Accounting Standard Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”), which amends Subtopic 326-20 (created by ASU 2016-13) to explicitly state that operating lease receivables are not in the scope of Subtopic 326-20. Additionally, in April 2019, the FASB issued Accounting Standard Update 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”); in May 2019, the FASB issued Accounting Standards Update 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”); and in November 2019, the FASB issued Accounting Standards Update 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2019-10”), to provide further clarifications on certain aspects of ASU 2016-13 and to extend the nonpublic entity effective date of ASU 2016-13. The changes (as amended) are effective for the Company for annual and interim periods in fiscal years beginning January 1, 2023. The Company adopted ASU 2016-13, as amended, effective January 1, 2023, which resulted in changes to the Company’s accounting policies for accounts receivables. Upon adoption of ASU 2016-13, the Company evaluated accounts receivables on a collective (i.e., portfolio) basis when similar risk characteristics were shared. The adoption of this standard did not have a material impact on our consolidated financial statements and there was no allowance for credit losses recorded as of December 31, 2023.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). Under ASU 2021-08, an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contract with Customers (“ASC 606”). The guidance is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. The Company will adopt ASU 2021-08 on January 1, 2024 on a prospective basis. The Company is currently evaluating the effect of ASU 2021-08 on the Company’s consolidated financial statements and related disclosures.
On October 9, 2023, the FASB issued ASU 2023-06: Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"), which amends the disclosure and presentation requirements related to various Codification subtopics. The ASU ("ASU 2023-06") was issued in response to the SEC’s August 2018 final rule that updates and simplifies disclosure requirements the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP and SEC requirements while facilitating the application of U.S. GAAP for all entities. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are currently evaluating the impact of the guidance on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The new standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide, in interim periods, all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU ("ASU 2023-07") does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company expects this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

Moreover, in December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures ("ASU 2023-09"). The new standard requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Percentage of Patient Services Net Revenue:
Payor A	11%	13%
Payor B	14%	16%
The concentration of gross receivables on a percentage basis for major payors at December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023	December 31, 2022
Percentage of Gross Receivables of Patient Services Revenue:
Payor B	N/A	13%
Payor C	N/A	10%
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of direct costs on a percentage basis for major vendors for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Percentage of Direct Costs:
Vendor A	99%	76%
Vendor B	N/A	21%
The concentration of gross payables on a percentage basis for major vendors at December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023	December 31, 2022
Percentage of Gross Payables:
Vendor A	70%	66%

Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of December 31, 2023 and December 31, 2022 consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Oral drug accounts receivable (Dispensary)	$2,914	$4,165
Capitated accounts receivable (Patient Services)	1,757	1,623
FFS accounts receivable (Patient Services)	30,173	26,313
Clinical trials accounts receivable	2,595	2,443
Other trade receivables	4,921	5,272
Total	$42,360	$39,816
The Company adopted ASU 2016-13, as amended, effective January 1, 2023, and determined no allowance for credit losses was required as of that date. No allowance for credit losses was recorded as of December 31, 2023.
No allowance for doubtful accounts was recorded as of December 31, 2022.
As of January 1, 2022, the accounts receivable balance amounted to $20,007.
During the years ended December 31, 2023 and 2022, the Company had net bad debt recoveries of $11, and bad debt recoveries of $169, respectively, and bad debt expense of $2,031 and $307, respectively. Bad debt write-offs were a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Year Ended December 31,
	2023	2022
Patient services
Capitated revenue	$70,370	$61,341
FFS revenue	143,134	105,444
Subtotal	213,504	166,785
Dispensary revenue	103,835	79,343
Clinical research trials and other revenue	6,900	6,355
Total	$324,239	$252,483
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of December 31, 2023 and December 31, 2022. Refer to Note 4 for accounts receivable as of December 31, 2023 and December 31, 2022.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of December 31, 2023 and December 31, 2022, contract liabilities amounted to $545 and $1,139, respectively. As of January 1, 2022, the contract liabilities amounted to $220. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to amounts not being material. During the years ended December 31, 2023 and 2022, the Company recognized revenue of $594 and $220, respectively, related to deferred capitation revenue received (contract liability) as of the beginning of each respective year.
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
The Company’s inventories as of December 31, 2023 and December 31, 2022 were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Oral drug inventory	$3,640	$2,130
IV drug inventory	10,038	7,131
Total	$13,678	$9,261
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating expense (income) on the Company's Consolidated Statements of Operations. The Company’s investments in cash equivalents and marketable securities at December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$22,778	$5	$—	$22,783
Marketable securities:
Short-term U.S. Treasuries	49,501	—	(134)	49,367
Total available for sale securities	$72,279	$5	$(134)	$72,150

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$2,573	$—	$—	$2,573
Marketable securities:
Short-term U.S. Treasuries	59,876	6	(86)	59,796
Long-term U.S. Treasuries	58,652	—	(298)	58,354
Total available for sale securities	$121,101	$6	$(384)	$120,723

The contractual maturities of the Company's investments in cash equivalents and marketable securities as of December 31, 2023 and December 31, 2022 is as follows:

December 31, 2023 (in thousands)	Due in One Year or less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$22,783	$—	$—	$22,783
Marketable securities:
Short-term U.S. Treasuries	49,367	—	—	49,367
Total available for sale securities	$72,150	$—	$—	$72,150

December 31, 2022 (in thousands)	Due in One Year or less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$2,573	$—	$—	$2,573
Marketable securities:
Short-term U.S. Treasuries	59,796	—	—	59,796
Long-term U.S. Treasuries	10,523	47,831	—	58,354
Total available for sale securities	$72,892	$47,831	$—	$120,723

The Company recorded a net unrealized loss of $249 for the year ended December 31, 2023. At December 31, 2023, three securities were in an unrealized loss position. The decline in fair value of our securities was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the risk of an upcoming recession and monetary policy. The Company does not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery.
Accrued interest receivable on cash equivalents and marketable securities was $242 and $274, respectively, at December 31, 2023 and December 31, 2022, and is included within other receivables in the Consolidated Balance Sheets.
Fair Value Measurements
The following tables present the carrying amounts of the Company’s financial instruments at December 31, 2023 and December 31, 2022:

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$22,783	$—	$22,783	$—
Marketable securities	49,367	—	49,367	—
Financial liabilities:
Derivative warrant liabilities	$636	$—	$636	$—
Earnout liabilities	—	—	—	—
Conversion option derivative liabilities	3,082	—	—	3,082
Contingent consideration liability	1,944	—	1,944	—
Non-recurring fair value measurement
Goodwill	$7,230	—	—	$7,230
As of December 31, 2023, derivative warrant liabilities of $636 were transferred from a Level 3 to a Level 2 financial instrument as a result of the valuation being based on the market price of our public warrants, which management considers to be a similar and comparable instrument, as compared to the previous valuation which was based on the Binomial Lattice Model. There were no other transfers between fair value measurement levels during the years ended December 31, 2023 and 2022.

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$2,573	$—	$2,573	—
Marketable securities	59,796	—	59,796	—
Non-current investments	58,354	—	58,354	—
Financial liabilities:
Derivative warrant liabilities	$350	$—	$—	$350
Earnout liabilities	803	—	—	803
Conversion option derivative liabilities	3,960	—	—	3,960
Non-recurring fair value measurement
Goodwill	$21,418	$—	$—	$21,418
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
The Company measures its private derivative warrants on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy because the valuation is based on the observable input of a similar instrument. The Company measures its earnout, convertible note warrant derivative liability, optional redemption derivative liability and conversion option derivative liability, and contingent consideration liability on a recurring basis and classifies those instruments within level 3 of the fair value hierarchy because unobservable inputs are used to measure fair value. See Note 2 for a summary of the Company’s policies relating to fair value measurements, and Note 11 for more detail on the convertible note warrant, optional redemption, and conversion option derivative liabilities.
The Company measures goodwill at fair value on a nonrecurring basis and classifies goodwill within Level 3 of the fair value hierarchy. Due to significant declines in the Company's share price during the years ended December 31, 2023 and 2022, the Company performed a quantitative analysis of impairment over goodwill and determined goodwill was impaired. As a result, the Company recorded an impairment charge of $16,867 and $9,944 for the years ended December 31, 2023 and 2022, respectively. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rate of 25.0% and various revenue growth rates utilized in the financial forecast of future cash flows. See Note 2 for further detail on the impairment evaluation and Note 18 for goodwill.
The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis at December 31, 2023:

(in thousands)	Earnout Liability	Conversion Option Derivative Liability
Balance at December 31, 2021	$60,018	$—
Conversion option derivative liability acquired (See Note 11 for detail)	—	28,160
Decrease in fair value included in other expense	(59,215)	(24,200)
Balance at December 31, 2022	$803	$3,960
Decrease in fair value included in other expense	(803)	(878)
Balance at December 31, 2023	$—	$3,082

As of December 31, 2023, the conversion option derivative and earnout liabilities were valued using a Binomial Lattice and Monte-Carlo Simulation Model, respectively, which is considered to be Level 3 fair value measurements. The derivative warrant liabilities were valued using the public warrant trading price, which is considered to be a Level 2 fair value measurement, and the contingent consideration liability was valued using a present value factor, which is considered to be a Level 2 fair value measurement. As of December 31, 2022, derivative warrant and earnout liabilities were valued using a Binomial Lattice and Monte-Carlo Simulation Model, respectively, which are considered to be Level 3 fair value measurements. A summary of the level 3 fair value measurements inputs used in the valuations is as follows:

	December 31, 2023
	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$2.04	$2.04	$2.04	$2.04
Term (in years)	0.87	0.87	3.61	3.61
Volatility	49.40%	49.40%	58.60%	58.60%
Risk-free rate	4.90%	4.90%	3.90%	3.90%
Dividend yield	—	—	—	—
Cost of equity	16.90%	16.90%	—	—

	December 31, 2022
	Derivative Warrant Liability	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$1.65	$1.65	$1.65	$1.65	$1.65
Term (in years)	3.87	1.54	1.55	4.61	4.61
Volatility	71.80%	70.00%	70.00%	40.00%	40.00%
Risk-free rate	4.08%	4.45%	4.45%	3.99%	3.99%
Dividend yield	—	—	—	—	—
Cost of equity	—	13.60%	13.60%	—	—
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
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	December 31, 2023	December 31, 2022
Computers and software	60 months	$3,035	$2,139
Office furniture	84 months	724	606
Leasehold improvements	Shorter of lease term or estimated useful life	9,214	6,655
Medical equipment	60 months	2,082	1,138
Construction in progress		1,801	1,144
Finance lease ROU assets	Shorter of lease term or estimated useful life	207	371
Less: accumulated depreciation		(6,180)	(3,506)
Total property and equipment, net		$10,883	$8,547
Depreciation expense for the years ended December 31, 2023 and 2022 was $2,864 and $1,526, respectively.
Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2023 and December 31, 2022 consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Compensation, including bonuses, fringe benefits, and payroll taxes	$5,518	$5,310
Contract liabilities	545	1,139
Directors and officers insurance premiums	1,002	3,010
Deferred acquisition and contingent consideration (see Note 16)	2,206	802
Accrued interest	1,124	1,100
Other liabilities	3,601	3,234
Total accrued expenses and other current liabilities	$13,996	$14,595
Contract liabilities as of December 31, 2023 and December 31, 2022 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $1,250 financing arrangement in November 2023 with a maturity date of August 2024 at 8.75% annual interest rate to pay 10 monthly principal payments of approximately $122 in premiums for directors’ and officers’ (“D&O”) insurance coverage through November 2024 to protect against such losses on November 12, 2021. The principal outstanding balance was $1,002 as of December 31, 2023. As of February 2024, the remaining D&O principal balance was paid in full.

Note 10. Leases
The Company leases clinics, office buildings, and certain equipment under noncancellable financing and operating lease agreements that expire at various dates through June 2033. See Note 2 for a summary of the Company’s policies relating to leases.
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
The Company has determined that periods covered by options to extend the Company's leases are excluded from the lease terms as it is not reasonably certain the Company will exercise such options. Operating lease expenses, including expenses related to short-term leases, were $7,596 and $6,364, respectively, for the years ended December 31, 2023 and 2022.
Lease Expense
The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease costs:	$7,556	$6,002
Finance lease costs:
Amortization of ROU asset	$59	$62
Interest expense	$11	$8
Other lease costs:
Short-term lease costs	$39	$362
Variable lease costs	$1,240	$967
Total lease costs	$8,905	$7,401
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to December 31, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$8,176	$48
2025	7,817	42
2026	7,311	39
2027	5,868	29
2028	3,957	—
Thereafter	6,243	—
Total future lease payment	$39,372	$158
Less: amount representing interest	(6,523)	(18)
Present value of future lease payment (lease liability)	$32,849	$140
Reported as:
Lease liabilities, current	$6,363	$40
Lease liabilities, noncurrent	26,486	100
Total lease liabilities	$32,849	$140

Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Operating	5.31	5.32
Finance	3.50	3.75
Weighted-average discount rate
Operating	6.50%	4.94%
Finance	6.47%	6.02%
Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the year ended December 31, 2023.

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$7,513	$5,342
Financing cash payments for finance leases	63	73
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$11,096	$30,800
Finance leases	3	203
During the year ended December 31, 2023 and December 31, 2022, ROU assets of $11,096 and $11,668 were obtained in exchange for lease obligations, respectively.
Lease Modifications
During the year ended December 31, 2023, the Company extended its lease term for seven clinics in California and Florida. These extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, in the year ended December 31, 2023, the Company recognized the difference of $3,297 as an increase to the operating lease liability; $3,303, net of lease incentives, as an increase to operating lease right-of-use asset, and $67 as a net increase to rent expense.
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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain a minimum unrestricted cash and Cash Equivalent balance of $40,000 and a minimum net quarterly revenues of $50,000 during fiscal year 2023; $75,000 during fiscal year 2024; and $100,000 during fiscal year 2025. Cash Equivalents as defined by the Facility Agreement means (a) any readily-marketable securities (i) issued by, or directly, unconditionally and fully guaranteed or insured by the United States federal government or (ii) issued by any agency of the United States federal government the obligations of which are fully backed by the full faith and credit of the United States federal government, (b) any readily-marketable direct obligations issued by any other agency of the United States federal government, any state of the United States or any political subdivision of any such state or any public instrumentality thereof, in each case having a rating of at least “A-1” from S&P or at least “P-1” from Moody’s, (c) any commercial paper rated at least “A-1” by S&P or “P-1” by Moody’s and issued by any Person organized under the laws of any state of the United States, (d) any United States dollar-denominated time deposit, insured certificate of deposit, overnight bank deposit or bankers’ acceptance issued or accepted by any commercial bank that (A) is organized under the laws of the United States, any state thereof or the District of Columbia, (B) is “adequately capitalized” (as defined in the regulations of its primary federal banking regulators) and (C) has Tier 1 capital (as defined in such regulations) in excess of $250,000 and (e) shares of any United States money market fund that (i) has substantially all of its assets invested continuously in the types of investments referred to in clause (a), (b), (c) and/or (d) above with maturities as set forth in the proviso below, (ii) has net assets in excess of $500,000 and (iii) has obtained from either S&P or Moody’s the highest rating obtainable for money market funds in the United States; provided, however, that the maturities of all obligations specified in any of clause (a), (b), (c) and (d) above shall not exceed one year. Additionally, the Registration Rights Agreement requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of December 31, 2023.
Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of predefined formulae, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of December 31, 2023. No Conversion Shares were issued as of December 31, 2023.
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
As of December 31, 2023, there are no Convertible Note Warrants outstanding.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 3.61 years remain).
The total issuance costs of $4,924 was allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company immediately expensed issuance costs allocated to Warrants,

Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 3.61 years remain).
Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of December 31, 2023 consists of the following:

	December 31, 2023	December 31, 2022
Senior Secured Convertible Note, due August 9, 2027	$110,000	$110,000
Less: Unamortized debt issuance costs	2,875	3,454
Less: Unamortized debt discount	20,299	25,925
Long-term debt, net of unamortized debt discount and issuance costs	$86,826	$80,621
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the year ended December 31, 2023 and December 31, 2022, the effective yield was 13.38%. The amount of debt issuance costs included in interest expense for the year ended December 31, 2023 and December 31, 2022 was $6,205 and $2,444, respectively. The Company had interest expense of $4,473 and $1,772 on the Credit Agreement term loan for the years ended December 31, 2023 and December 31, 2022, respectively. The Company had $1,124 and $1,100 of accrued interest as of December 31, 2023 and December 31, 2022, respectively.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of December 31, 2023:

(in thousands)
2024	$—
2025	—
2026	—
2027	110,000
Total debt	$110,000
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
Note 12. Income Taxes
The components of the provision (benefit) for income taxes consists of:

(in thousands)	Current	Deferred	Total
Year ended December 31, 2023:
U.S. federal	$83	$2	$85
State and local	(43)	(78)	(121)
	$40	$(76)	$(36)

(in thousands)	Current	Deferred	Total
Year ended December 31, 2022:
U.S. federal	$—	$(135)	$(135)
State and local	20	(128)	(108)
	$20	$(263)	$(243)
The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 21% to pretax income from operations because of the effect of the following items:

(in thousands)	Year Ended December 31,
	2023	2022
Income tax at federal statutory rate	$(17,432)	$(19)
State tax, net federal benefit	(62)	(101)
Meals and entertainment	20	14
Transaction costs	30	684
Stock based compensation	1,970	1,411
Warrant expense	60	(387)
Earnout expense	(169)	(12,435)
162(m) Analysis	4	—
162(m) Deferred haircut	131	1,433
163(l) Interest expense limitation	2,242	885
DFP derivative expense	(184)	(5,082)
Goodwill impairment	—	569
Prior year deferred true-ups	(224)	(2,100)
Other state items	—	24
Amended return	40	—
Change in valuation allowance	13,538	14,856
Other	—	5
Income tax (benefit) expense	$(36)	$(243)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below.

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Accrued Expenses	$1,204	$1,293
Net operating loss carryforwards	40,359	26,357
Impaired assets	—	1,313
Deferred revenue	160	334
Stock based compensation	4,969	3,497
Interest expense limitation	—	21
Charitable contributions	1	1
Tenant improvement allowance	(21)	(43)
ROU Lease liability	9,446	7,913
Financing lease liability	261	177
Unrealized gain/loss	42	112
Intangibles	7,736	2,530
Total gross deferred tax assets	64,157	43,505
Valuation allowance	(53,979)	(34,915)
Net deferred tax assets	$10,178	$8,590
Deferred tax liabilities:
Property, plant, and equipment	$(1,595)	$(1,507)
ROU Asset	(8,363)	(7,013)
Financial lease asset	(261)	(176)
IRC 174 expenditures	9	(2)
Total gross deferred liabilities	$(10,210)	$(8,698)
Net deferred tax liabilities	$(32)	$(108)
The valuation allowance for deferred tax assets as of December 31, 2023 and 2022, was $53,979 and $34,915, respectively. The net change in the total valuation allowance was an increase of $19,064 in 2023 and an increase of $20,196 in 2022.
The valuation allowance at December 31, 2023 was primarily related to net operating loss carryforwards of TOI, Inc., TOI CA, TOI FL, TOI TX, that, in the judgment of management, are not more likely than not to be realized. Similar to 2022, TOI Inc., TOI CA, TOI FL, and TOI TX will continue to file a consolidated 2023 federal return and state income tax return. Accordingly, net operating losses of TOI CA, TOI FL, and TOI TX can offset taxable income of TOI Parent for federal and state tax purposes. Deferred tax assets and deferred tax liabilities have been separately determined for all groups, as has the valuation allowance assessment for each. The table above reflects the combined deferred tax assets, deferred tax liabilities, and valuation allowance for TOI Inc., TOI CA, TOI FL, and TOI TX. Of the $53,979 total valuation allowance, $38,505 is attributable to the Federal Group, $4,695 is attributable to TOI Parent, $10,698 is attributable to TOI CA, $82 is attributable to TOI FL, and $1 to TOI TX.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect of available carry back and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2023. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
At December 31, 2023, the Company has net operating loss carryforwards for Federal income tax purposes of $139,195, with $118,455 attributable to the Practice and $20,740 attributable to TOI Parent, which are available to offset future Federal taxable income of the Practice and Parent indefinitely. The Company has net operating loss carryforwards for state income tax purposes of $132,511, of which $107,592 is attributable to the Practice and will begin to expire after 2040, and $24,918 is attributable to Parent and will begin to expire after 2041.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. In 2022 and 2023, we completed an ownership change analysis pursuant to IRC Section 382 of the Code for the period from September 10, 2018 through taxable year ended December 31, 2021 and from January 1, 2022 through taxable year ended December 31, 2022 in which we determined that the Company did not experience an ownership change. We do not anticipate a change in ownership during the year ended December 31, 2023. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If it is determined that an ownership change has occurred as a result of the Business Combination or we undergo an ownership change in the future, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration.
The deferred tax asset associated with the Company’s federal and state net operating losses are fully offset by a valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2023 and 2022 is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Beginning balance of unrecognized tax benefits	$99	$99
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions of prior years	—	—
Reductions due to lapse of applicable statute of limitation	—	—
Settlements	—	—
Ending balance of unrecognized tax benefits	$99	$99
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
The Company is subject to taxation in the U.S., California, Arizona, Florida, and Texas. As of December 31, 2023, the statute of limitations remains open for tax year 2019 through the current year.
Note 13. Stockholders' Equity
Common Stock
As of December 31, 2023 there were 75,879,025 shares issued and 74,145,251 shares outstanding of common stock. As of December 31, 2022, there were 73,265,621 shares issued and outstanding of common stock.
Voting shares
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of December 31, 2023.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date and as of December 31, 2021, there were 163,510 shares of preferred stock outstanding. As of December 31, 2023 and December 31, 2022, there were 165,045 shares of preferred stock outstanding.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of December 31, 2023.
Assumed Public Warrants and Private Placement Warrants
Following the consummation of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of December 31, 2023, there are 5,749,986 public warrants outstanding and 3,177,542 private placement warrants outstanding.
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
Share Repurchase Program
On May 10, 2022, the Company's Board consented to the adoption and approval of the Share Repurchase Program, authorizing up to $20,000 to be spent on the repurchase of the Company's common stock, expiring on December 31, 2022. The Company repurchased and immediately retired 1,500,000 shares of its common stock for $8,745 from a related party (see Note 21) during the year ended December 31, 2022.
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
The total number of shares of common stock for which Stock Options may be granted under the 2019 Plan shall not exceed 13,640,000. The 2019 Plan was amended on November 6, 2020, pursuant to which the total number of common shares for which Stock Options may be granted under the 2019 Plan shall not exceed 15,640,000.
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
As of December 31, 2023, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 6,008,329.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the units granted during the years ended December 31, 2023 and 2022 Stock Options are provided in the following table:

	December 31, 2023	December 31, 2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	56.2% to 64.0%	35.00% to 60.00%
Risk-free interest rate	3.40% to 4.30%	2.33% to 3.87%
Expected term (years)	6.25	5.75 to 6.65
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the years ended December 31, 2023 and 2022 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2023	8,049,474	$2.14
Granted	1,979,203	0.50
Exercised	(138,315)	0.91
Forfeited	(1,225,337)	2.36
Expired	(139,763)	2.18
Balance at December 31, 2023	8,525,262	$1.74	7.04	$8,220
Vested Options Exercisable at December 31, 2023	4,598,066	$1.60	6.05	$4,550

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2022	6,921,180	$0.88
Granted	2,940,064	4.67
Exercised	(973,389)	0.90
Forfeited	(836,505)	2.35
Expired	(1,876)	0.97
Balance at December 31, 2022	8,049,474	$2.14	7.64	$4,081
Vested Options Exercisable at December 31, 2022	2,860,085	$1.34	6.90	$2,061
Total share-based compensation expense during the years ended December 31, 2023 and 2022 was $10,342 and $11,602, respectively, excluding costs associated with rolled over units and new units issued or replaced in connection with the Business Combination, respectively.
At December 31, 2023 there was $10,591 of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan and 2019 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.42 years as of December 31, 2023. During the year ended December 31, 2023, the Company received $126 in cash and $132 in tax benefit from the stock options exercised. The total fair value of common shares vested during the years ended December 31, 2023 and 2022 was $3,942 and $2,951, respectively.
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
The weighted-average grant date fair values of the RSUs granted during the year ended December 31, 2023 and 2022 were determined to be $0.83 and $5.74, respectively, based on the fair value of the Company’s common shares at the grant date.
A summary of the activity for the RSUs and RSAs for the years ended December 31, 2023 and 2022, respectively, are shown in the following tables:

	Year Ended December 31,
	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,106,540	$7.25	1,291,492	$10.98
Granted	2,332,757	0.83	2,163,135	5.74
Vested	(1,501,805)	3.04	(760,973)	9.31
Forfeited	(761,070)	4.23	(587,114)	7.21
Unvested at end of year	2,176,422	$3.50	2,106,540	$7.25

The total share-based compensation expense during the year ended December 31, 2023 was $5,959 related to the RSUs. The total share-based compensation expense during the year ended December 31, 2022 was $8,284 related to the RSUs.
As of December 31, 2023, there was $7,620 of unrecognized compensation expense related to the RSUs and RSAs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.00 years as of December 31, 2023.
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
The total fair value of the liability-classified Medical RSU awards granted in 2022 and outstanding as of December 31, 2022 was approximately $264, which represents the fixed monetary value of the awards. There are no Medical RSU awards outstanding as of December 31, 2023. The weighted-average grant-date fair value, based on the Company’s share price on the modification date, was $3.56 for equity-classified Medical RSUs granted during 2022 and outstanding as of December 31, 2022.
A summary of the activity for the equity-classified Medical RSUs for the year ended December 31, 2023 is shown in the following table:

Number of Shares
Balance at January 1, 2022	—
Granted	208,881
Vested	—
Forfeited	(61,411)
Balance at December 31, 2022	147,470
Granted	824,288
Vested	(971,758)
Forfeited	—
Balance at December 31, 2023	—
Total compensation costs for Medical RSUs were $872 and $618 for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, all Medical RSUs have vested.
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
A summary of the activity for the Employees Earnout Shares for the years ended December 31, 2023 and 2022 is shown in the following tables:

	Year Ended December 31,
	2023	2022
Outstanding at beginning of year	1,417,632	1,602,435
Granted	—	—
Forfeited	(16,568)	(184,803)
Outstanding at end of year	1,401,064	1,417,632
The total share-based compensation expense related to the Employees Earnout Shares during the years ended December 31, 2023 and 2022 was $375 and $7,911, respectively.
As of December 31, 2023, there was $87 of unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest. That cost is expected to be recognized over a weighted average period of 0.29 years as of December 31, 2023. As of December 31, 2023, none of the Employee Earnout Shares have vested.

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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of December 31, 2023 and December 31, 2022.
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
Note 16. Business Combinations
During the year ended December 31, 2022, the Company closed on five business combinations and one asset acquisition, consistent with the intent to strategically grow its existing markets and expand into new markets. During the year ended December 31, 2023, the Company closed on two business combinations and no asset acquisitions.
Practice Acquisitions
For the acquisition of various clinical practices, the Company applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition dates.
Perkins Practice Acquisition
On April 30, 2022 ("Perkins Acquisition Date"), the Company acquired certain non-clinical assets of California Oncology of the Central Valley Medical Group, Inc., (the “Perkins Practice”) from Christopher Perkins, M.D. (“Dr. Perkins”). Further, TOI CA acquired certain clinical assets of the Perkins Practice from Dr. Perkins. In conjunction with the acquisition, the Company also entered into a Professional Service Agreement with Oncology Associates of Fresno Medical Group, Inc. Intangible assets were recognized pursuant to the acquisition in the form of trade names of $2,480 and clinical contracts of $70, with weighted average amortization periods of 10 years and 5 years respectively. The Company transferred cash consideration of $8,920 and contingent consideration of $2,000 to Dr. Perkins for the purchase. The contingent cash consideration was to be paid in two equal installments on the first and second anniversary of the transaction closing date (April 29, 2023 and 2024, respectively), pending Dr. Perkins' continued employment at that time. Dr. Perkins terminated his employment with the Company before the first anniversary date, therefore no contingent consideration is payable as of December 31, 2023.
The Perkins Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Parikh Practice Acquisition
On July 22, 2022 ("Parikh Acquisition Date"), the Company acquired certain non-clinical assets of Nutan K. Parikh, M.D., LTD., (the “Parikh Practice”) from Nutan K. Parikh, M.D. (“Dr. Parikh”). Further, TOI CA acquired certain clinical assets of the Parikh Practice from Dr. Parikh. Intangible assets of $20 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 3 years. The Company transferred cash consideration of $1,908 and contingent consideration of $400 to Dr. Parikh for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (July 22, 2023 and 2024, respectively), pending Dr. Parikh's continued employment at that time. As of December 31, 2023, the Company paid its first installment of the contingent cash consideration. The contingent consideration is accounted for as post-combination compensation expense to Dr. Parikh.
The Parikh Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Barreras Practice Acquisition
On August 30, 2022 ("Barreras Acquisition Date"), the Company acquired certain non-clinical assets of Broward Oncology Associates, P.A., (the “Barreras Practice”) from Luis Barreras, M.D. (“Dr. Barreras”). Further, TOI FL acquired certain clinical assets of the Barreras Practice from Dr. Barreras. Intangible assets of $3 were recognized pursuant to the acquisition in the form of clinical contracts with a weighted average amortization period of 5 years. The Company transferred cash consideration of $929 and contingent consideration of $250 to Dr. Barreras for the purchase. The contingent cash consideration is to be paid in two equal installments on the first and second anniversary of the transaction closing date (August 30, 2023 and 2024, respectively), pending Dr. Barreras's continued employment at that time. As of December 31, 2023, the Company paid its first installment of the contingent cash consideration. The contingent consideration is accounted for as post-combination compensation expense to Dr. Barreras.
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
Southland Practice Acquisition
On June 5, 2023 ("Southland Acquisition Date"), the Company acquired certain non-clinical assets of Covina Cancer Care Medical Center Inc. d/b/a Southland Radiation Oncology Network from Arvind Lapsiwala, M.D. (“Dr. Arvind”). Intangible assets of $2,844 were provisionally recognized pursuant to the acquisition in the form of payor contracts and non-compete agreements with a weighted average amortization period of 18 and 5 years, respectively. The Company transferred purchase considerations that consisted of $4,300 in cash paid upon closing and contingent consideration of $2,072. The deferred contingent cash consideration represents a fixed amount that is contingent upon the non-cancellation of the Transition Services Agreement by the seller. The fair value of the deferred cash consideration liability was determined to be $1,813 at the acquisition date. The contingent cash consideration is to be paid in full on the first anniversary of the transaction closing date (June 5, 2024), pending non-cancellation of the services agreement.

The Southland Practice Acquisition was determined to constitute a business combination in accordance with ASC 805. The deferred cash consideration liability will be remeasured at each reporting period until the contingent milestone is achieved or the liability is settled. Any changes in the fair value of the deferred cash consideration liability will be provisionally recognized in the Consolidated Statements of Operations. The Company recognized $131 for the period ended December 31, 2023 in the Consolidated Statements of Operations for the change in fair value for the deferred cash consideration liability. The fair value of the deferred cash consideration liability was $1,944 at December 31, 2023.

Bolsa Pharmacy Acquisition
On November 28, 2023 ("Bolsa Acquisition Date"), the Company acquired certain clinical and non-clinical assets of Bolsa Medical Pharmacy. Intangible assets of $113 were provisionally recognized pursuant to the acquisition in the form of clinical contracts and licenses with a weighted average amortization period of 10 and 2 years, respectively. The Company transferred purchase consideration of $157 in cash paid upon closing.

The Bolsa Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.
Summary of Consideration Transferred
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies the Company expects to achieve, such as the use of the Company's existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. The purchase consideration for the acquisitions has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired including a residual amount to goodwill, which is expected to be deductible for tax purposes, as noted in the fair value table below.
Acquisition costs amounted to $114 and $790 for the years ended December 31, 2023 and 2022 respectively, and were recorded as “General and administrative expenses” in the accompanying Consolidated Statements of Operations.
The following table summarizes the fair values assigned to identifiable assets acquired and liabilities assumed.

(in thousands)	Perkins	Parikh	Barreras	De La Rosa Costa	Hashimi	Southland provisional	Bolsa provisional	Total
Consideration:
Cash	$8,920	$1,908	$929	$25	$445	$4,300	$157	$16,684
Deferred	—	—	—	—	—	1,813	—	1,813
Fair value of total consideration transferred	$8,920	$1,908	$929	$25	$445	$6,113	$157	$18,497
Estimated fair value of identifiable assets acquired and liabilities assumed:
Inventory	$408	$307	$279	$—	$95	$—	$32	$1,121
Property and equipment, net	123	15	23	—	5	590	12	768
Operating right of use assets	447	1,118	83	6	88	4,246	44	6,032
Clinical contracts and noncompetes	70	20	3	—	24	2,844	113	3,074
Trade names	2,480	—	—	—	—	—	—	2,480
Goodwill	5,851	1,566	624	25	321	2,679	—	11,066
Total assets acquired	9,379	3,026	1,012	31	533	10,359	201	24,541
Current portion of operating lease liabilities	135	169	60	6	26	378	27	801
Accrued liabilities	12	—	—	—	—	—	—	12
Operating lease liabilities	312	949	23	—	62	3,868	17	5,231
Total liabilities assumed	459	1,118	83	6	88	4,246	44	6,044
Net assets acquired	$8,920	$1,908	$929	$25	$445	$6,113	$157	$18,497
The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. The fair values assigned to the assets acquired are based on estimates and assumptions from data that is readily available.
Summary of Unaudited Supplemental Pro Forma Information
The Company recognized $2,921 cumulative revenue and $1,723 cumulative net income in its Consolidated Statement of Operations for the year ended December 31, 2023, from the clinical practices acquired during the year ended December 31, 2023.
The Company recognized $12,981 cumulative revenue and $5 cumulative net loss in its Consolidated Statement of Operations for the year ended December 31, 2022, from the clinical practices acquired during the year ended December 31, 2022.
The pro forma results presented below include the effects of the Acquisitions which occurred during the year ended December 31, 2023, as if they had occurred on January 1, 2022. The pro forma results for the year ended December 31, 2023 and 2022 include the additional amortization resulting from the adjustments to the value of intangible assets resulting from purchase accounting. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The pro forma information does not purport to be indicative of what the Company's results of operations would have been if the acquisitions had in fact occurred at the beginning of the period presented and is not intended to be a projection of the Company's future results of operations. Transaction expenses are included within the pro forma results.

(in thousands)	Year Ended December 31,
	2023	2022
Revenue	$326,349	$256,756
Net income (loss)	$(83,177)	$38
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

(in thousands)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$2,282	$1,070
Accounts receivable, net	45,175	39,817
Other receivables	129	220
Inventories	13,646	9,262
Prepaid expenses and other current assets	1,136	841
Total current assets	62,368	51,210
Property and equipment, net	105	168
Other assets	525	441
Intangible assets, net	5,628	3,343
Goodwill	2,679	15,832
Total assets	$71,305	$70,994
Liabilities
Current liabilities:
Accounts payable	$12,729	$8,296
Income taxes payable	—	132
Accrued expenses and other current liabilities	8,413	5,129
Amounts due to affiliates	189,048	140,218
Total current liabilities	210,190	153,775
Other non-current liabilities	211	739
Deferred income taxes liability	21	58
Total liabilities	$210,422	$154,572

Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL and TOI TX, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA, TOI FL, or TOI TX, however.
Note 18. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value, net of impairments recognized and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets, as well as a discussion of the goodwill impairment charges recorded for the years ended December 31, 2023 and December 31, 2022.
Intangible Assets
As of December 31, 2023, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(10,014)	$12,177
Trade names	10 years	6,650	(2,594)	4,056
Clinical contracts and noncompetes	8 years	3,191	(1,520)	1,671
Total intangible assets		$32,032	$(14,128)	$17,904
As of December 31, 2022, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	10 years	$19,400	$(8,038)	$11,362
Trade names	10 years	6,650	(1,941)	4,709
Clinical contracts and noncompetes	8 years	3,025	(1,139)	1,886
Total intangible assets		$29,075	$(11,118)	$17,957
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of December 31, 2023 is as follows:

(in thousands)	Amount
Year ending December 31:
2024	$3,078
2025	3,075
2026	3,050
2027	2,923
2028	2,818
Thereafter	2,960
Total	$17,904
The aggregate amortization expense during the year ended December 31, 2023 and 2022 were $3,009 and $2,885, respectively.

Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments of patient services, dispensary, and clinical trials & other. The goodwill allocated to each of the reporting units as of December 31, 2023 and December 31, 2022 is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Patient services	$2,679	$16,235
Dispensary	4,551	4,551
Clinical trials & other	—	632
Total goodwill	$7,230	$21,418
The changes in the carrying amounts of goodwill for the year ended December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Balance as of January 1:	$21,418	$26,626
Goodwill acquired	2,679	4,736
Goodwill impairment charges (see Note 2)	(16,867)	(9,944)
Goodwill, net as of December 31	$7,230	$21,418
The accumulated goodwill impairment for patient services was $26,179 and $9,944, and $0 as of December 31, 2023, December 31, 2022, and January 1, 2022, respectively. The accumulated goodwill impairment for clinical trails & others was $632, $0, and $0 as of December 31, 2023, December 31, 2022, and January 1, 2022, respectively. There was no accumulated goodwill impairment for dispensary as of December 31, 2023, December 31, 2022 and January 1, 2022, respectively.
Note 19. Net Income (Loss) Per Share
The following table sets forth the computation of the Company's basic net income (loss) per share to common stockholders for the years ended December 31, 2023 and 2022.

(in thousands, except share data)	Year Ended December 31,
	2023	2022
Net income (loss) attributable to TOI	$(83,068)	$152
Less: Deemed dividend	—	64
Net income (loss) attributable to TOI available for distribution	(83,068)	88
Net income (loss) attributable to participating securities, basic	(15,191)	20
Net income (loss) attributable to common stockholders, basic	$(67,877)	$68
Weighted average common shares outstanding, basic	73,748,660	72,793,497
Net income (loss) per share attributable to common stockholders, basic	$(0.92)	$—

The following table sets forth the computation of the Company's diluted net loss per share to common stockholders for the years ended December 31, 2023 and 2022.

(in thousands, except share data)	Year Ended December 31,
	2023	2022
Net income (loss) attributable to TOI	$(83,068)	$152
Less: Deemed dividend	—	64
Less: Change in fair value of convertible option derivative liabilities(1)	—	20,656
Net loss attributable to TOI available for distribution	(83,068)	(20,568)
Net loss attributable to participating securities, diluted	(15,191)	(3,588)
Net loss attributable to common stockholders, diluted	$(67,877)	$(16,980)
Weighted average common shares outstanding, basic	73,748,660	72,793,497
Dilutive effect of stock options	—	2,572,570
Dilutive effect of RSUs	—	77,717
Dilutive effect of Medical RSUs	—	61,007
Dilutive effect of convertible note	—	5,100,809
Weighted average shares outstanding, diluted	73,748,660	80,605,600
Net loss per share attributable to common stockholders, diluted	$(0.92)	$(0.21)
(1) Inclusive of interest expense and amortization of debt issuance cost and debt discount related to the Senior Secured Convertible Note.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2023	2022
Convertible note	12,839,967	—
Stock options	8,525,262	4,461,592
RSUs	2,176,422	1,677,516
Medical RSUs	—	301,396
Earnout Shares	1,401,064	1,417,632
Public Warrants	5,749,986	5,749,986
Private Warrants	3,177,542	3,177,542
Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Year Ended December 31,
	2023	2022
Revenue
Patient services	$213,504	$166,785
Dispensary	103,835	79,343
Clinical trials & other	6,900	6,355
Consolidated revenue	324,239	252,483

Direct costs
Patient services	181,017	134,761
Dispensary	83,071	65,111

(in thousands)	Year Ended December 31,
	2023	2022
Clinical trials & other	578	518
Total segment direct costs	264,666	200,390

Depreciation expense
Patient services	2,156	1,202
Dispensary	106	4
Clinical trials & other	1	1
Total segment depreciation expense	2,263	1,207

Amortization of intangible assets
Patient services	2,799	2,675
Clinical trials & other	210	211
Total segment amortization	3,009	2,886

Operating income
Patient services	27,532	28,147
Dispensary	20,658	14,228
Clinical trials & other	6,111	5,625
Total segment operating income	54,301	48,000

Goodwill impairment charges
Patient services	16,235	9,944
Clinical trials & other	632	—
Total impairment charges	16,867	9,944

Selling, general and administrative expense	113,851	119,689
Non-segment depreciation and amortization	601	318
Total consolidated operating loss	$(77,018)	$(81,951)

(in thousands)	December 31, 2023	December 31, 2022
Assets
Patient services	$73,551	$64,869
Dispensary	8,378	7,194
Clinical trials & other	8,878	11,496
Non-segment assets	118,433	178,106
Total assets	$209,240	$261,665

Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees, and share repurchases. Related party payments for the years ended December 31, 2023 and 2022 were as follows:

(in thousands)		Year Ended December 31,
	Type	2023	2022
American Institute of Research	Consulting	$38	$100
Karen M Johnson	Board Fees	63	56
Richard Barasch	Board Fees	—	12
Anne M. McGeorge	Board Fees	70	44
Mohit Kaushal	Board Fees	71	57
Ravi Sarin	Board Fees	63	57
Maeve O'Meara Duke	Board Fees	63	57
M33 Growth LLC (Gabe Ling)	Board Fees	63	—
Mark L. Pacala	Board Fees	69	—
Richy Agajanian MD(1)	Share Repurchase	—	8,745
Richy Agajanian MD	Clinical Trials	17	22
Brad Hively	Board Fees/Other	46	—
Total		$563	$9,150
(1)    Net of strike price.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our Securities and Exchange Commission ("SEC") reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
Management's Annual Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2023, our internal controls over financial reporting was effective.
Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022, a material weakness in our internal controls existed relating to the review of complex accounting transactions. During the year ended December 31, 2023, we remediated this material weakness as follows:
•Hiring, training, and integrating additional qualified resources to the respective teams
•Implementing review controls specifically designed for non-routine complex transactions
•Hiring third-party specialist to prepare valuation reports for complex areas requiring a valuation
•Implementing monitoring activities over controls related to the review of complex accounting transactions
During the quarter ended December 31, 2023, we completed the testing of the controls described above and remediated the material weakness.
Attestation Report of the Independent Registered Public Accounting Firm
As an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Except for the remediation of the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Report:
(1)    Financial Statements: All financial statement schedules are filed as part of this report under Item 8 - Financial Statements and Supplementary Data. See Index to Consolidated Financial Statements on Page 68 of this Annual Report.
(2)    Financial Statement Schedules: No financial statement schedules are included in this Annual Report as such schedules are not required or the information that would be included in such schedules is not material or is otherwise furnished.
(3)    Exhibits: See Index to Exhibits below.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
4.5	Description of Registered Securities of The Oncology Institute, Inc.					X
10.1	Form of Subscription Agreement by and between DFP Healthcare Acquisitions Corp. and the subscribers party thereto	S-4/A	333-258152	10.1	October 1, 2021
10.2	Form of Deerfield Subscription Agreement by and between DFP Healthcare Acquisitions Corp. and the subscribers party thereto	S-4/A	333-258152	10.2	October 1, 2021
10.3	Amended and Restated Registration Rights agreement by and among DFP Healthcare Acquisitions Corp., DFP Sponsor LLC and certain other parties thereto	8-K/A	001-39248	10.1	November 22, 2021
10.4*	The Oncology Institute, Inc. 2021 Incentive Award Plan	8-K/A	001-39248	10.2	November 22, 2021
10.5*	The Oncology Institute, Inc. Employee Stock Purchase Plan	8-K/A	001-39248	10.3	November 22, 2021
10.6	Form of Indemnification Agreement	8-K/A	001-39248	10.5	November 22, 2021
10.7	Amended and Restated Management Services Agreement, dated January 12, 2021, by and between TOI Management, LLC and The Oncology Institute CA, as amended	8-K/A	001-39248	10.6	November 22, 2021

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.8*	TOI Parent, Inc. 2019 Non-Qualified Stock Option Plan	8-K/A	001-39248	10.7	November 22, 2021
10.9*	Transition Agreement, dated June 11, 2023, by and between Brad Hively, TOI Management, LLC and The Oncology Institute, Inc.	8-K/A	001-39248	10.1	June 14, 2023
10.10*	Form of Restricted Stock Unit Agreement	8-K	001-39248	10.1	March 7, 2022
10.11*	Form of Option Agreement	8-K	001-39248	10.2	March 7, 2022
10.12	Facility Agreement, dated as of August 9, 2022, by and among the Company and Deerfield Partners L.P.	8-K	001-39248	10.1	August 10, 2022
10.13	Registration Rights Agreement, dated as of August 9, 2022, by and among The Oncology Institute, Inc. and Deerfield Partners L.P.	8-K	001-39248	10.2	August 10, 2022
10.14	Registration Rights Consent, Amendment, and Waiver, dated as of August 9, 2022, by and among Deerfield Private Design Fund IV, L.P., Deerfield Partners, L.P., M33 Growth I L.P., TOI M, LLC, and Oncology Care Partners, LLC	8-K	001-39248	10.3	August 10, 2022
10.15*	Employment Agreement, dated Febuary 18, 2020, between TOI Management, LLC and Daniel Virnich	8-K/A	001-39248	10.3	June 14, 2023
10.16*	Amendment No. 1 to Employment Agreement dated February 18, 2020 between TOI Management LLC and Daniel Virnich dated May 4, 2023	10-Q	001-39248	10.1	May 10, 2023
10.17*	Executive Employment Agreement – Mihir Shah	10-Q	001-39248	10.2	August 9, 2022
10.18*	Amendment No. 1 to Employment Agreement dated April 4, 2023 between TOI Management LLC and Mihir Shah dated May 4, 2023	10-Q	001-39248	10.2	May 10, 2023
10.19*	Employment Agreement, effective as of September 5, 2023, by and between the Company and Jeremy Castle	10-Q	001-39248	10.1	November 8, 2023
21.1	Subsidiaries of the Registrant	S-1	333-261740	21.1	December 17, 2021
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.					X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
97.1	The Oncology Institute, Inc. Policy for Recovery of Erroneously Awarded Compensation					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
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
*    Management contract or compensatory plan or arrangement
†    Furnished herewith. The certifications attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of The Oncology Institute, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
–    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this the day of March 28, 2024.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Duly Authorized Officer)
SIGNATURES AND POWER OF ATTORNEY
We, the undersigned officers and directors of The Oncology Institute, Inc., hereby severally constitute and appoint Daniel Virnich and Mihir Shah, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement (or any other registration statement for the same offering that is to be effective upon filing pursuant to Rule 462(b) under the Securities Act of 1933), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date
/s/ Daniel Virnich
Daniel Virnich	Chief Executive Officer (Principal Executive Officer)	March 28, 2024
/s/ Mihir Shah
Mihir Shah	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024
/s/ Richard Barasch
Richard Barasch	Director	March 28, 2024
/s/ Karen Johnson
Karen Johnson	Director	March 28, 2024
/s/ Mohit Kaushal
Mohit Kaushal	Director	March 28, 2024
/s/ Gabriel Ling
Gabriel Ling	Director	March 28, 2024
/s/ Anne McGeorge
Anne McGeorge	Director	March 28, 2024
/s/ Maeve O'Meara
Maeve O’Meara	Director	March 28, 2024

Signature	Title	Date
/s/ Mark Pacala
Mark Pacala	Director	March 28, 2024
/s/ Brad Hively
Brad Hively	Director	March 28, 2024