Form 10-K/A
period 2023-12-31
Oncology Institute, Inc.
filed 2024-04-22
CIK 1799191

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

The registrant had outstanding 74,313,404 shares of common stock as of April 19, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name	Auditor Location
243	BDO USA, P.C.	Costa Mesa, California

EXPLANATORY NOTE TO AMENDMENT NO. 1

The Oncology Institute, Inc., or the Company, is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 28, 2024, or the Original Form 10-K, for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Annual Report on Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K.

In accordance with, among other things, Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-K that is amended by this Amendment No. 1 is also restated in its entirety, and this Amendment No. 1 is accompanied by currently dated certifications on Exhibits 31.1 and 31.2 by the Company’s Principal Executive Officer and Principal Financial Officer, respectively (because no financial statements have been included in this Amendment No. 1, and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted). This Amendment No. 1 is being filed to: (i) delete the reference on the cover of the Original Form 10-K to the incorporation by reference information from the Company’s definitive proxy statement, (ii) revise Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K and (iii) revise the Exhibit Index of the Original Form 10-K to reflect the filing of new certifications.

No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Original Form 10-K. The Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures that may be affected by subsequent events, other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, the terms “TOI,” the “Company,” “we,” “us,” and “our” and similar terms in this Amendment No. 1 refer to The Oncology Institute, Inc. and its consolidated subsidiaries.

3

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors, director nominees and executive officers, including their ages as of April 15, 2024:

Name	Age	Position(s)
Directors
Richard Barasch	70	Chairman of the Board
Brad Hively	45	Vice Chairman of the Board
Maeve O’Meara Duke	42	Director
Karen Johnson	63	Director
Mohit Kaushal	45	Director
Gabriel Ling	42	Director
Anne McGeorge	63	Director
Mark Pacala	68	Director
Daniel Virnich	45	Director Nominee
Executive Officers
Daniel Virnich	45	Chief Executive Officer
Mihir Shah	45	Chief Financial Officer
Yale Podnos	53	Chief Medical Officer
Jeremy Castle	39	Chief Operations Officer

Information about our Directors:

Richard Barasch has served as our Chairman since the formation of the Company in November 2019. He served as the Chairman, President and Chief Executive Officer of DFP Healthcare Acquisitions Corp. (“DFP”) from its formation in November 2017 until the closing of its initial business combination with AdaptHealth Corp in November 2019. Since the merger, Mr. Barasch has continued to serve as AdaptHealth’s Chairman, and since July 2023, its Interim Chief Executive Officer. In addition, he served as Executive Chairman of Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”) until the closing of its initial business combination with IMC Medical Group Holdings, LLC (“IMC”) and CareMax Medical Group, L.L.C. (together with IMC, “CareMax”), which Mr. Barasch served as Executive Chairman until February 2022. Mr. Barasch was Chief Executive Officer of Universal American Corp., a publicly-traded health insurance and services company focused on the senior market and government programs, from 1995 until Universal American’s acquisition by WellCare Health Plans in May 2017. He also was a founding partner of RAB Ventures LLC, formed to invest in growth healthcare companies. He serves on the Board of Advisors, Mailman School of Public Health, Columbia University, and the Advisory Board of the Health Policy and Management program at the Mailman School of Public Health. Currently, his public company directorships include our Company and AdaptHealth, and he also serves on the board of one private company. Through these activities, Mr. Barasch has developed an extensive network of contacts throughout the healthcare industry and speaks regularly at industry conferences as a healthcare services expert. Mr. Barasch graduated from Swarthmore College and Columbia University Law School. Mr. Barasch was selected to serve on the board of directors due to his significant experience managing and investing in healthcare companies.

Brad Hively has served as director on our Board since November 2021 and from November 2021 through June 30, 2023, he also served as our Chief Executive Officer. Effective June 30, 2023, Mr. Hively transitioned from serving as our Chief Executive Officer to serving as the Vice Chairman of the Board. Mr. Hively also previously served as a member of the board of directors for Legacy TOI from 2018 until the closing of the Business Combination in November 2021 and as Chief Executive Officer of Legacy TOI from 2019 until the closing of the Business Combination. Prior to joining Legacy TOI, Mr. Hively served as a principal for RLH Equity Partners (“RLH”) from 2016 to 2019 and continues to serve as a Strategic Advisor for RLH. From 2014 to 2015, Mr. Hively served as President of Health Essentials, which provided high-touch, value-based care to post-acute and palliative care patients. Prior to Health Essentials, from 2009 to 2014, Mr. Hively served as Senior Vice President of Operations at Heritage Provider Network, one of the largest physician groups in the U.S., and one of the pioneers of value-based care. Mr. Hively also held roles with several leading private equity firms, including TA Associates, General Atlantic, and RLH. He currently serves on the board of Unio Health Partners and Sequel Ortho (f/k/a Ortho Nebraska), both of which are private companies. Mr. Hively holds a B.A. in Business Economics from the University of California, Los Angeles and an MBA from the Stanford University Graduate School of Business. Mr. Hively was selected to serve on the board of directors due to his significant experience managing healthcare companies.

Maeve O’Meara Duke has served as a director on our Board since November 2021 and is the Chief Executive Officer of Castlight Health, Inc. (“Castlight”), a position she has held since July 2019. Ms. Duke joined Castlight in 2010 and has served in various capacities, including from July 2018 to July 2019, as Castlight’s Chief Product Officer and Executive Vice President of Product and Customer Experience. Castlight was a public company until its acquisition by Vera Whole Health, Inc. in February 2022, at which time, Castlight deregistered its shares from trading on the New York Stock Exchange. She continues to serve on Castlight’s board, a position she has held since July 2019, when Castlight was a public company. She brings a wealth of experience from joining a company pre-product to scaling to initial public offering and mergers and acquisitions. Ms. Duke holds an MBA from the Stanford Graduate School of Business and a B.A. in Economics from the University of Virginia. Ms. Duke was selected to serve on the board of directors as a result of her extensive knowledge of the healthcare industry, technology expertise, and her experience leading a publicly traded healthcare company.

Karen M. Johnson has served as a director on our Board since November 2021 upon closing of the Business Combination. Since 2020, Ms. Johnson has been serving as the Medicare Officer at Health Net, a Centene Corporation company, where she leads the building of strategies and operations for the Medicare line of Health Net’s business. Prior to her current role at Health Net, from June 2016 to 2020, she served as Medicare Regional President for WellCare (acquired by Centene) for Arizona, California, Hawaii, Missouri and Washington. In this role, she oversaw finances, network growth and provider relations, among other duties. Prior to her role at WellCare, Ms. Johnson served as Senior Vice President of Clinical Services at Health Essentials. While in this role, she launched a clinical care model, driven by a home-based supportive care program designed to support high-risk patients and end-of-life care. Prior to her role at Health Essentials, Ms. Johnson was an executive with UnitedHealthcare, where she worked to drive growth in their government sponsored programs. Ms. Johnson earned a Bachelor of Science degree in nursing from the University of Michigan and a Juris Doctorate from Michigan State College of Law. She also holds an Executive Certificate from the Wharton School of Business. She has served on the Board of Directors for several organizations, and currently serves on the Board of Boys and Girls Clubs Pacific Region, Bon Secours Mercy Foundation, ONEgeneration and Clever Care Health Plan, where she variously serves on the education, fundraising, philanthropy and compliance and audit committees. She has previously served on the boards of The YWCA, Planned Parenthood, St. Luke’s Foundation, United Way and the American Diabetes Association. None of these organizations are public companies. Ms. Johnson was selected to serve on the board of directors due to her extensive experience in operational leadership roles at healthcare services companies.

Dr. Mohit Kaushal has served as a director of our Board since March 2020. He has had an extensive career within investing, clinical medicine, academia and public policy. Dr. Kaushal is a practicing emergency room physician and since 2016, has served as a senior advisor to General Atlantic, a global growth equity firm. In addition, he has served as an Adjunct Professor at Stanford University with a joint position within the newly created Biomedical Data Science Department and the Medical School’s Clinical Excellence Research Center. He was a partner in Aberdare Ventures from 2013 to 2014. During his time in the Obama administration, he was a member of the White House Health IT task force; a cross-agency team implementing the technology aspects of the Affordable Care Act and testified to Congress on the application of technology and payment reform to the Medicare population. He also built and led the first dedicated healthcare team at the Federal Communications Commission, where his team initiated collaboration with the Food and Drug Administration (“FDA”) for the regulatory streamlining of converged telecommunications, data analytics and medical devices leading to the release of the mobile medical applications guidance by the FDA. In addition, his team reformed the Rural Healthcare Fund to create the Healthcare Connect Fund, which aligned the funding mechanism with wider healthcare payment policy and technology reform. He holds an MBA from the Stanford Graduate School of Business and an MD with distinction from Imperial College of Science, Technology and Medicine, London. Dr. Kaushal is a lead investor, board member or advisor to numerous transformational healthcare companies, including Emyria Pty Ltd., a company whose securities are publicly-traded on the Australian Securities Exchange. All of his other current directorships are on the boards of private companies. Dr. Kaushal was selected to serve on the board of directors due to his significant management experience in the healthcare and technology industries.

Gabriel Ling has served as a director on our Board since September 2022. Since May 2017, he has served as the Co-Founder and Managing Director of M33 Growth, LLC, a Boston-based venture capital and growth equity firm that invests in emerging technology and healthcare companies and partners with founders to rapidly grow their businesses. Mr. Ling has led investments in companies including Acclivity Health Solutions, Inc., Dependable Health Services, YAPI, Inc. and RHI Group. He currently sits on the boards of multiple private companies. Mr. Ling holds a Bachelor of Arts from Yale University. Mr. Ling was selected to serve on the board of directors due to his significant experience managing and investing in the healthcare and technology industries.

Anne McGeorge has served as a director on our Board since November 2021 and has over 35 years of experience providing strategic guidance and operational and financial oversight to health care organizations. Ms. McGeorge has served as an adjunct professor at the University of North Carolina’s School of Public Health since August 2005. Before her retirement in July 2017, Ms. McGeorge served as Managing Partner of Grant Thornton LLP’s Health Care Industry Practice from 2006 to July 2017 and as Global Managing Partner for Grant Thornton International’s Health Care Industry Practice from 2015 to July 2017. Ms. McGeorge was formerly a partner at Deloitte LLP and Arthur Andersen LLP. Ms. McGeorge currently serves on the board of directors and as the chair of the Audit Committee of Dianthus Therapeutics, Inc., a publicly-held clinical-stage biotechnology company and from October 2020 to April 2022 served on the board of directors and as chair of the Audit Committee of SOC Telemed, Inc., a publicly-held specialty telemedicine company. She also serves on the board of directors of multiple private companies and charitable organizations. Ms. McGeorge was selected to serve on the board of directors due to her significant finance, accounting, and risk management experience.

Mark Pacala has served on our Board since September 2022 and previously served on the board of Legacy TOI from 2018 to 2020. Mr. Pacala has been serving as a Senior Advisor of a number of private equity firms, including Iron Point Partners, New Spring Capital health, Archimedes health Investors and Harkness Capital Partners. He also serves on the board of several portfolio companies in the healthcare industry, all of which are private companies. Previously, Mr. Pacala held leadership positions in the Marriott Corporation and the Walt Disney Corporation. Mr. Pacala holds a B.A. in Economics from Hamilton College and an MBA from Harvard Business School. Mr. Pacala was selected to serve on the board of directors due to his experience working with and serving as a director of a number of healthcare companies.

Information about our New Director Nominees:

Daniel Virnich has served as our Chief Executive Officer since June 2023, and before that, as our President since March 2022 and our Chief Operating Officer since 2020. Prior to joining TOI, from 2018 to 2019, Dr. Virnich was the market president of DaVita Medical Group, Florida region, a Medicare Advantage at-risk provider group serving over 90,000 Medicare Advantage members with over 1,400 teammates and clinicians. Prior to this role, Dr. Virnich was a Senior Vice President of Operations in the California region with DaVita Medical Group from 2015 to 2018. Dr. Virnich previously served as the Chief Medical Officer of TeamHealth Acute Care Services, working with hospitals and healthcare systems across 26 states. Dr. Virnich holds a BA in Biology from The University of Chicago, an MD from the Pritzker School of Medicine at the University of Chicago where he was elected to Alpha Omega Alpha, and an MBA from Kellogg School of Management at Northwestern University. We believe that due to Dr. Virnich’s demonstrated experience and leadership skills, and because of his current role as our Chief Executive Officer, Dr. Virnich is well positioned to bring key experience and insights into the boardroom and to the daily operations of our Company.

Information about our Executive Officers:

Below is biographical information for each of our current executive officers as of April 15, 2024. Each executive officer, except for Dr. Virnich, serves at the discretion of both the Chief Executive Officer and the Board of Directors. Dr. Virnich serves at the discretion of the Board of Directors.

Mihir Shah has served as our Chief Financial Officer since April 2022. Prior to joining the Company, Mr. Shah served as Chief Financial Officer of Commonwealth Care Alliance since April 2019, having served as consulting Chief Financial Officer for Commonwealth Care Alliance from August 2018 to March 2019. Mr. Shah served as Chief Financial Officer of Apollo Medical Holdings, Inc. from July 2016 to May 18, 2018, and accounting consultant of Apollo Medical Holdings, Inc. from March 2016 to July 2016. From April 2015 to February 2016, Mr. Shah served as Chief Financial Officer of Unitek Information Systems, Inc., which offers nursing, allied health, and information technology training programs. From April 2013 to March 2015, he was Vice President and Controller of Health Essentials, LLC, which provides post-acute, hospice, and palliative care services. Mr. Shah was employed at Arcadian Health Plan from December 2005 to March 2013, serving as its Vice President of Finance and Analytics from January 2010 to March 2013, Senior Director of Finance and Analytics from January 2008 to December 2009, and Senior Financial Analyst from December 2005 to December 2007. He is a Certified Public Accountant and received a Master of Commerce-Cost Accounting from Gujarat University in Ahmedabad, India.

Yale Podnos has served as Chief Medical Officer since November 2021, and before that for Legacy TOI since 2020. Prior to joining TOI, Dr. Podnos served as Chief Medical Officer of the West Hills Hospital and Medical Center. From 2011 to 2018, Dr. Podnos was employed by UNC Rex Healthcare in Raleigh, North Carolina, where he held positions as Medical Director of Surgical Oncology and Chairman of the Department of Surgery. He has also previously held a position on the faculty of Duke University. Dr. Podnos holds a BA in biology from New York University and a Masters in Public Health from the Harvard School of Public Health. Dr. Podnos received his MD from the University of California, Irvine School of Medicine, where he also completed his residency in general surgery. Following his residency, Dr. Podnos completed a fellowship in surgical oncology at City of Hope National Cancer Center.

Jeremy Castle has served as the Chief Operating Officer as of September 2023 and has worked in the healthcare industry for over 15 years in operations, business development, sales and executive leadership, primarily in the Phoenix, Arizona region. From January 2022 until August 2023, Mr. Castle served as Vice President of Operations of OneOncology, Inc., Nashville, Tennessee, where he led operations for the Western U.S. Region and implemented key business initiatives that helped grow the organization’s national presence while promoting better patient care. From March 2020 to December 2021, Mr. Castle served as Chief Operating Officer at Arizona Urology Specialists, United Urology Group. Prior thereto, he was Executive Director of The US Oncology, Inc., a position he held from January 2019 to March 2020. He served as Regional Director of Operations of Panoramic Health from June 2018 to December 2019 and as Director of Operations of Ironwood Physicians, PC from October 2014 to June 2018. He also held various leadership roles with California Cancer Associates and Global Nephrology Solutions. His areas of expertise include leading development and integration of long-term growth initiatives, engaging critical stakeholders, forging strategic partnerships, recruiting and retention, risk management, facility accreditation and regulatory compliance, new process implementation, change management, contract negotiations and human resources management. He holds a Bachelor of Science Degree in Business Administration – Business Management/Finance from the University of Arizona and a Master of Business Administration – Finance from the University of Arizona, Eller College of Management.

For Daniel Virnich’s information, please refer to his biography in the new director nominee category above.

Family Relationships

There are no family relationships among our directors and executive officers.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders during the fiscal year ended December 31, 2023 were satisfied.

CORPORATE GOVERNANCE

We structure our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of this corporate governance include:

a.	membership on each of our three key committees, our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, consists solely of independent directors, and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;
b.	at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC; and
c.	we have begun to and will continue to implement a range of other corporate governance best practices, including implementing a robust director education program.

Leadership Structure of the Board

The roles of our Chairman and our Chief Executive Officer have been separated. We believe that this is appropriate under current circumstances because it allows management to make the operating decisions necessary to manage the business, while separating out the oversight function of the Board and operating decisions. We feel that this has provided an appropriate balance of operational focus, flexibility and oversight. We do not separately have a lead independent director. Currently, Mr. Barasch, as Chairman of the Board, participates in setting the agenda of Board and committee meetings, facilitating communications among members of the Board and management, and maintaining the focus and punctuality of Board and committee meetings. Mr. Barasch also currently leads the efforts in evaluating our Chief Executive Officer and in succession planning, considering Board committee membership and leadership, and presiding at annual meetings of stockholders.

Affirmative Determinations Regarding Director and Nominee Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Johnson, Dr. Kaushal, Ms. McGeorge, Ms. O’Meara Duke, and Mr. Pacala are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Background and Experience of Directors

Our nominating and corporate governance committee is responsible for, among other things, identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors, overseeing succession planning for our Chief Executive Officer and other executive officers, periodically reviewing our Board of Directors’ leadership structure and recommending any proposed changes to our board of directors, overseeing an annual evaluation of the effectiveness of our Board of Directors and its committees, and developing and recommending to our Board of Directors a set of corporate governance guidelines.

Risk Oversight Function of the Board

The Board has allocated responsibilities for overseeing risk associated with the Company’s business among the Board as a whole and the committees of the Board. In performing its risk oversight function, the Board is responsible for overseeing management’s development and execution of appropriate business strategies to mitigate the risk that such strategies will fail to generate long-term value for the Company and its stockholders or that such strategies will motivate management to take excessive risks. The Board periodically reviews information regarding the Company’s financial, operational, and strategic risks, including macroeconomic risks.

Each of the four committees of the Board is responsible for overseeing the management of risks that fall within the committee’s areas of responsibility, including identifying, quantifying, and assisting management in mitigating risks. In performing this function, each committee has full access to management, as well as the ability to engage advisors. As set forth in its charter, the Audit Committee is responsible for managing the Company’s major financial risk exposures and the steps management has taken to monitor and control those exposures. In addition, the Audit Committee is responsible for addressing risks associated with related party transactions and concerns and complaints related to accounting and auditing matters. The Audit Committee provides regular updates to the entire Board. The Compensation Committee is responsible for overseeing the risk management related to the Company’s compensation plans and arrangements. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board and overall effectiveness of the organization of the Board. The Compliance Committee manages risks relating to the Company’s compliance with federal and state laws and regulations relating to healthcare.

Attendance at Meetings

During the year ended December 31, 2023, our Board of Directors met a total of twenty times. Of our eight current members of the Board of Directors, each of them attended at least 75% of the meetings of our Board of Directors and the meetings of any of our board committees on which each member of the Board of Directors served that were held during the term of each such director.

Our Board of Directors and each of the board committees also acted by way of various unanimous written consents during the year ended December 31, 2023. In addition, the Audit Committee and the Board of Directors met, at times, without management present in executive session.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at our Annual Meeting of Stockholders, we encourage our directors to attend.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Compliance Committee. The composition and responsibilities of each committee are described below. Our Board of Directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.

The current composition of each board committee is set forth below.

Director	Compensation Committee	Audit Committee	Nominating and Corporate Governance Committee	Compliance Committee
Brad Hively				✓
Richard Barasch*
Maeve O’Meara Duke		✓	✓
Karen Johnson			C	✓
Mohit Kaushal	C			C
Anne McGeorge	✓	C
Gabriel Ling*
Mark Pacala	✓	✓
✓	Member
C	Chairperson
*	Does not serve on any committees

Audit Committee

Our Audit Committee currently consists of Ms. McGeorge, Ms. Duke and Mr. Pacala, with Ms. McGeorge serving as chair. Rule 10A-3 of the Exchange Act and Nasdaq rules require that our Audit Committee must be composed entirely of independent members. Our board of directors has affirmatively determined that Ms. McGeorge, Ms. Duke and Mr. Pacala each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our Audit Committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our Board of Directors has determined that Ms. McGeorge, Ms. Duke and Mr. Pacala each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors adopted a written charter for the Audit Committee, which is available on our corporate website at https://investors.theoncologyinstitute.com/corporate-governance/governance-documents. The information on any of our websites is deemed not to be incorporated in this Amendment No. 1 or to be part of this Amendment No. 1. Our Audit Committee held five meetings in 2023.

Our audit committee is responsible for, among other matters:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•	discussing with our independent registered public accounting firm their independence from management;
•	reviewing with our independent registered public accounting firm the scope and results of their audit;
•	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm, and meeting at least annually to review and provide such services;
•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Compensation Committee

Our Compensation Committee currently consists of Dr. Kaushal, Ms. McGeorge and Mr. Pacala, with Dr. Kaushal serving as chair. Our Board of Directors has affirmatively determined that Dr. Kaushal, Ms. McGeorge and Mr. Pacala each meet the definition of “independent director” for purposes of serving on the Compensation Committee under Nasdaq rules, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our board of directors adopted a written charter for the Compensation Committee, which is available on our corporate website at https://investors.theoncologyinstitute.com/corporate-governance/governance-documents. The information on any of our websites is deemed not to be incorporated in this Amendment No. 1 or to be part of this Amendment No. 1. Our Compensation Committee held four meetings in 2023.

The Compensation Committee is responsible for, among other matters:

•	reviewing and setting or making recommendations to our Board of Directors regarding the compensation of our executive officers;
•	making recommendations to our Board of Directors regarding the compensation of our directors;
•	reviewing and approving or making recommendations to our Board of Directors regarding our incentive compensation and equity-based plans and arrangements; and
•	appointing and overseeing any compensation consultants.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Ms. Johnson and Ms. Duke, with Ms. Johnson serving as chair. Our Board of Directors has affirmatively determined that Ms. Johnson and Ms. Duke each meet the definition of “independent director” under Nasdaq rules. Our Board of Directors adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website at https://investors.theoncologyinstitute.com/corporate-governance/governance-documents. The information on any of our websites is deemed not to be incorporated in this Amendment No. 1 or to be part of this Amendment No. 1. Our Nominating and Corporate Governance Committee held four meetings in 2023.

The Nominating and Corporate Governance Committee is responsible for, among other things:

•	identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors;
•	overseeing succession planning for our Chief Executive Officer and other executive officers;
•	periodically reviewing our Board of Directors’ leadership structure and recommending any proposed changes to our Board of Directors;
•	overseeing an annual evaluation of the effectiveness of our Board of Directors and its committees; and
•	developing and recommending to our Board of Directors a set of corporate governance guidelines.

While we do not have a formal policy with regard to diversity in identifying director nominees, the Board believes that the backgrounds and qualifications of directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. The Board nominees come from a variety of backgrounds, as reflected in our Board Diversity Matrix that is included in the proxy statement of the 2023 annual meeting of stockholders and that will be included in the 2024 annual meeting proxy statement. We do not discriminate against nominees on the basis of race, color, religion, gender, gender identity or expression, sexual orientation, age, national origin, disability, covered veteran status or any other status protected by law.

In identifying director nominees, our Nominating and Corporate Governance Committee seeks to achieve a mix of members who collectively bring us significant value through their experience and personal backgrounds relevant to our strategic priorities and the scope and complexity of our business and industry. Key skills and experiences for director nominees include, but are not limited to, current public company senior executive and/or board experience, industry experience or understanding, an appreciation of the impacts of rapidly changing technologies, and experience in company growth, strategy development, mergers and acquisitions, and operations. In addition, each nominee should:

•	have a record of integrity and ethics in such nominee director’s personal and professional life;
•	have a record of professional accomplishment in such nominee director’s field;
•	be prepared to represent the best interests of our stockholders;
•	not have a material personal, financial or professional interest in any competitor of ours; and
•	be prepared to participate fully in Board activities, and not have other personal or professional commitments that would interfere with or limit the ability to do so.

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

Compliance Committee

Our Compliance Committee consists of Dr. Kaushal, Ms. Johnson and Mr. Hively, with Dr. Kaushal serving as chair. Our Compliance Committee held six meetings in 2023.

Our compliance committee oversees and assists our Board in reviewing and providing general oversight of our compliance with federal and state laws and regulations relating to healthcare. Our Compliance Committee is responsible for, among other things:

•	reviewing and overseeing our compliance program;
•	ensuring proper communication of significant healthcare regulatory compliance issues to our Board of Directors; and
•	reviewing significant healthcare regulatory compliance risk areas and the steps taken by management to monitor, control and report such compliance risk exposures.

The Company’s Director Nomination Process

Our Nominating and Corporate Governance Committee identifies and evaluates individuals qualified to become members of our Board of Directors. Our Nominating and Corporate Governance Committee then recommends that our Board of Directors select the director nominees for the election at the next annual meeting of stockholders, or to fill vacancies on our Board of Directors occurring between annual meetings of the stockholders.

General Nomination Right of All Stockholders. Any stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our Amended and Restated Bylaws (our “Bylaws”). In order for a stockholder’s director nomination to be timely, the stockholder must deliver written notice to our General Counsel not later than the close of business on the 90th day, nor earlier than the 120th day, prior to the anniversary date of the immediately preceding annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or the annual meeting is called for on a date that is not within 30 days of such anniversary date, notice by the stockholder must be so received not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the date on which public announcement of the date of such meeting is first made. Such notification must contain the written consent of each proposed nominee to serve as a director if so elected and all other information required in Section 2.5 of our Bylaws.

Communications with Directors

Stockholders who would like to send communications to our Board of Directors, any board committee or to any individual director may do so by submitting such communications to c/o The Oncology Institute, Inc., 18000 Studebaker Rd., Suite 800, Cerritos, California 90703. We suggest, but do not require, that such submissions include the name and contact information of the stockholder making the submission and a description of the matter that is the subject of the communication. Mark Hueppelsheuser, General Counsel, will then distribute such information to our Board of Directors for review. Communications received by the Company may be reviewed by Mr. Hueppelsheuser to ensure appropriate and careful review of the matter.

Code of Ethics and Conduct

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our corporate website at https://investors.theoncologyinstitute.com/corporate-governance/governance-documents. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this Amendment No. 1 or to be part of this Amendment No. 1.

Compensation Recovery (“Clawback”) Policy

Effective as of October 17, 2023, we adopted our Policy For Recovery Of Erroneously Awarded Compensation (the “Clawback Policy”), which provides that if we are required to prepare an accounting restatement due to any material non-compliance with financial reporting requirements under the federal securities laws, then the committee of the Board responsible for executive compensation decisions comprised solely of independent directors, or a majority of the independent directors serving on the Board, may require current or former executive officers, including our executive officers named in the Summary Compensation Table presented later in this Amendment No. 1, to repay or forfeit any “Erroneously Awarded Compensation” regardless of whether such officer engaged in misconduct or otherwise caused or contributed to the requirement for the accounting restatement and regardless of whether or when restated financial statements are filed by the Company. “Erroneously Awarded Compensation” means the amount of incentive-based compensation received by any such officer that exceeds the amount of incentive-based compensation that would have been received by such officer based on a restated financial reporting measure, as determined on a pre-tax basis in accordance with the applicable rules. The Clawback Policy applies to incentive-based compensation granted on or after the date of adoption of this policy.

Transactions in Company Securities

We prohibit our directors, officers and employees from trading in options, including transactions in puts, calls, or other derivative instruments related to the Company’s equity securities. Given that forms of hedging and pledging protect an individual from the full risks associated with share ownership, our directors, officers and employees are also prohibited from certain forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts, and from pledging the Company’s securities as collateral to secure loans. Our directors, officers and employees are also prohibited from purchasing the Company’s securities on margin or holding the Company’s securities in a margin account.

Item 11. Executive Compensation

Our Named Executive Officers for the year ended December 31, 2023 include Daniel Virnich, our Chief Executive Officer, Brad Hively, our previous Chief Executive Officer during 2023, and Yale Podnos and Mihir Shah, our two most highly compensated executive officers other than our current Chief Executive Officer, who were serving as executive officers as of December 31, 2023 (collectively, the “Named Executive Officers”). To date, the compensation packages for our Named Executive Officers primarily consist of base salary, an annual cash incentive bonus, restricted stock unit and stock option awards and health and welfare benefits.

Summary Compensation Table

The following table sets forth information concerning the compensation of the Named Executive Officers for the years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation		Total

Daniel Virnich(5)	2023	$455,000	$147,420	$55,288	$138,221	$—	$12,200	(7)	$808,129
	2022	$446,458	$—	$372,876	$2,265,507	$147,420	$12,200	(7)	$3,244,461
Brad Hively(6)	2023	$293,500	$—	$167,638	$202,636	$—	$551,416	(8)	$1,215,190
	2022	$579,208	$—	$962,533	$4,885,594	$190,188	$12,200	(7)	$6,629,723
Yale Podnos	2023	$395,000	$128,160	$15,978	$39,946	$—	$12,200	(7)	$591,284
	2022	$383,050	$57,656	$132,014	$670,100	$—	$6,366	(7)	$1,249,186
Mihir Shah	2023	$405,000	$97,426	$84,748	$211,869	$—	$2,700	(7)	$801,743
	2022	$295,313	$—	$278,263	$1,690,661	$—	$—		$2,264,237
(1)	Amounts reflect annual base salary, as further described below. 2023 bonuses were paid in 2024.
(2)	Amounts reflect the aggregate grant date fair value of restricted stock units issued to the Named Executive Officers computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. See Note 14 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024 for a discussion of the relevant assumptions used in calculating these amounts.
(3)	Amounts reflect the aggregate grant date fair value of stock options issued to the Named Executive Officers computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. See Note 14 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024 for a discussion of the relevant assumptions used in calculating these amounts.
(4)	Amounts reflect annual cash incentives earned by each Named Executive Officer in the applicable year, based on the achievement of pre-established performance goals, as further described below in “—Bonuses.”
(5)	Dr. Virnich assumed the role of Chief Executive Officer as of June 30, 2023. The table includes all compensation earned by him in the years presented.
(6)	Mr. Hively stepped down as the Company’s Chief Executive Officer as of June 30, 2023.
(7)	Amounts reflect employer matching contributions paid pursuant to our 401(k) plan.
(8)	Pursuant to Mr. Hively’s Transition Agreement, All Other Compensation includes: (i) $293,500 in severance payments equal to Mr. Hively’s 2023 monthly base salary per month from July 1, 2023 through December 31, 2023; (ii) $190,188 as an additional severance payment, equal to 50% of the amount he would otherwise have received as a bonus had his employment not terminated in 2023, which payment he received in March 2024; and (iii) $67,728 in vacation payout.

Narrative to Summary Compensation Table

Salaries

In 2023, the Named Executive Officers received an annual base salary to compensate them for services rendered to our Company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The annual base salaries for Dr. Virnich, Mr. Hively, Dr. Podnos and Mr. Shah for 2023 were $455,000, $587,000, $395,000 and $405,000, respectively. The actual base salary amounts paid to our Named Executive Officers during 2023 is set forth above in the Summary Compensation Table in the column entitled “Salary.”

Bonuses

We maintained an annual performance-based cash bonus program for 2023 in which Mr. Hively, Dr. Virnich, Dr. Podnos and Mr. Shah participated (the “2023 Bonus Program”). Bonus payments under the 2023 Bonus Program were determined based on achievement of certain corporate, operational and individual performance goals approved by our Board, subject to the recipient’s continued employment through the payment date. Each of Mr. Hively’s, Dr. Virnich’s, Dr. Podnos’ and Mr. Shah’s target bonus under the 2023 Bonus Program was expressed as a percentage of base salary, as follows: Mr. Hively: 60%; Dr. Virnich: 40%; Dr. Podnos: 40%; and Mr. Shah: 40%.

Under the 2023 Bonus Program, 100% of each of Dr. Virnich’s, Dr. Podnos’ and Mr. Shah’s bonus was based on the attainment of overall Company performance and operational goals tied to revenue, gross profit and Adjusted EBITDA, as well as individual contributions to the Company, with any such earned bonus to be paid following the end of calendar year 2023. Mr. Hively was not entitled to a bonus under the 2023 Bonus Program once he terminated his employment as of June 30, 2023; however, as part of his severance package, he was paid an amount equal to 50% of the target bonus for which he would have been eligible had he remained Chief Executive Officer for the full year. See Note (8) of the Summary Compensation Table.

The actual annual cash bonuses awarded to Dr. Virnich, Dr. Podnos and Mr. Shah under the 2023 Bonus Program, as determined by our Board based on the level at which the applicable Company performance goals were attained, is set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Equity-Based Compensation

Equity Grants

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our Named Executive Officers. The Board or compensation committee is responsible for approving equity grants. We typically grant equity awards to new hires upon the first regularly-scheduled quarterly grant date following their commencing employment with us. Annual awards are typically granted in the first quarter of each year. Generally, our equity awards granted to our Named Executive Officers vest over four years, subject to the employee’s continued employment with us on each vesting date.

In March 2023, we granted each of Dr. Virnich, Mr. Hively, Dr. Podnos and Mr. Shah options to purchase 287,361, 421,280, 83,047 and 440,477 shares of our Common Stock, respectively, under our 2021 Incentive Award Plan (the “2021 Plan”). The options vest in four equal annual installments on each of the first four anniversaries of the March 17, 2023 grant date, subject to the executive’s continued service with the Company through the applicable vesting date. The options were granted at an exercise price of $0.481 per share, which was the fair market value per share of our Common Stock on the date of grant.

Also, in March 2022, we granted each of Dr. Virnich, Mr. Hively, Dr. Podnos and Mr. Shah 114,944, 168,512, 33,219 and 176,191 restricted stock units, respectively, under the 2021 Plan. The restricted stock units vest in four equal annual installments on each of the first four anniversaries of the March 17, 2023 grant date, subject to the executive’s continued service with the Company through the applicable vesting date.

Other Elements of Compensation

All of our employees are eligible to participate in a 401(k) retirement savings plan, and in our health and welfare plans, subject to the terms and conditions of such plans. Under the 401(k) plan, eligible employees may defer a portion of their compensation on a pre-tax basis through contributions to the 401(k) plan, subject to limitations of the Internal Revenue Code. In 2023, we matched contributions made by participants in the 401(k) plan at the rate of 100% of the first 4% of the participant’s compensation, which are fully vested. We believe that providing a vehicle for tax-deferred retirement savings though the 401(k) plan and standard employee benefits adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our Named Executive Officers, in accordance with our compensation policies.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of our Common Stock underlying outstanding equity incentive plan awards for each Named Executive Officer as of December 31, 2023:

	Option Awards							Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Brad Hively	12/2/2019	(1)	946,460	—	—	$0.85	12/2/2029	—	—	—	—

	12/2/2019	(2)	547,200	251,771	—	$0.85	12/2/2029	—	—	—	—

	11/12/2021	(3)	—	—	—	$—	—	141,380	$288,415	—	—

	11/12/2021	(4)	—	—	—	$—	—	212,070	$432,623	—	—

	3/21/2022	(5)	275,281	275,282	—	$7.09	3/21/2032	—	—	—	—

	3/21/2022	(6)	—	—	—	$—	—	54,235	$110,639	—	—

	11/17/2022	(7)	131,297	393,891	—	$1.87	11/17/2032	—	—	—	—

	11/17/2022	(8)	—	—	—	$—	—	77,602	$158,308	—	—

	3/17/2023	(13)	—	421,280	—	$0.481	3/17/2033	—	—	—	—

	3/17/2023	(14)	—	—	—	—	—	168,512	$343,764	—	—

	12/26/2023	(15)	—	—	—	—	—	42,652	$87,010	—	—

Daniel Virnich	3/1/2020	(1)	224,921	26,682	—	$0.86	3/1/2030	—	—	—	—

	3/1/2020	(2)	226,375	176,631	—	$0.86	3/1/2030	—	—	—	—

	11/12/2021	(3)	—	—	—	$—	—	78,094	$159,312	—	—

	11/12/2021	(4)	—	—	—	$—	—	117,142	$238,970	—	—

	3/21/2022	(5)	106,629	106,630	—	$7.09	3/21/2032	—	—	—	—

	3/21/2022	(6)	—	—	—	$—	—	21,008	$42,856	—	—

	11/17/2022	(7)	50,885	152,658	—	$1.87	11/17/2032	—	—	—	—

	11/17/2022	(8)	—	—	—	$—	—	30,076	$61,355	—	—

	3/17/2023	(13)	—	287,361	—	$0.481	3/17/2033	—	—	—	—

	3/17/2023	(14)	—	—	—	—	—	114,944	$234,486	—	—

Mihir Shah	5/19/2022	(9)	40,759	122,280	—	$7.58	5/19/2032	—	—	—	—

	5/19/2022	(10)	—	—	—	$—	—	24,092	$49,148	—	—

	11/17/2022	(7)	23,604	70,814	—	$1.87	11/17/2032	—	—	—	—

	11/17/2022	(8)	—	—	—	$—	—	13,952	$28,462	—	—

	3/17/2023	(13)	—	440,477	—	$0.481	3/17/2033	—	—	—	—

	3/17/2023	(14)	—	—	—	$—	—	176,191	$359,430	—	—

Yale Podnos	2/19/2020	(1)	52,259	2,282	—	$0.86	2/19/2030	—	—	—	—

	1/12/2021	(1)	17,021	6,354	—	$0.86	1/12/2031	—	—	—	—

	12/2/2019	(2)	47,350	20,858	—	$0.86	12/2/2029	—	—	—	—

	11/12/2021	(3)	—	—	—	$—	—	11,359	$23,172	—	—

	11/12/2021	(4)	—	—	—	$—	—	17,039	$34,759	—	—

	3/21/2022	(5)	5,492	5,492	—	$7.09	3/21/2032	—	—	—	—

	3/21/2022	(11)	21,520	43,047	—	$7.09	3/21/2032	—	—	—	—

	3/21/2022	(13)	—	—	—	$—	—	1,082	$2,207	—	—

	3/21/2022	(12)	—	—	—	$—	—	8,481	$17,301	—	—

	11/17/2022	(7)	17,973	71,895	—	$1.87	11/17/2032	—	—	—	—

	11/17/2022	(8)	—	—	—	$—	—	10,623	$21,670	—	—

	3/17/2023	(13)	—	83,047	—	$0.481	3/17/2033	—	—	—	—

	3/17/2023	(14)	—	—	—	$—	—	33,219	$67,767	—	—

(1)	All of the shares subject to this option grant are fully vested as of December 31, 2023.
(2)	This stock option was originally performance based, but in connection with the Business Combination, now vests pro rata monthly for 36 months on the 12th day of each succeeding month, subject to the executive’s continued service with the Company through the applicable vesting date.
(3)	These Option Earnout Shares vest if, during the two-year period following the November 12, 2021 Business Combination Closing (the “Closing Date”), the last reported sales price per share for any 20 trading days within any 30 consecutive trading day period is $12.50, provided that the executive remains employed with the Company through the date the performance conditions are satisfied. Further, if prior to the third anniversary of the Closing, the Company enters into a definitive agreement that would result in a change of control and the price per share of the Company’s stock in such transaction is equal to or greater than one or both of the share price triggers (see Note 4 below), then any unvested Option Earnout Shares will vest, provided the executive remains employed with the Company through such date.
(4)	These Option Earnout Shares vest if, during the three-year period following the Closing Date, the last reported sales price per share for any 20 trading days within any 30 consecutive trading day period is $15.00, provided that the executive remains employed with the Company through the date the performance conditions are satisfied. Further, if prior to the third anniversary of the Closing Date, the Company enters into a definitive agreement that would result in a change of control and the price per share of the Company’s stock in such transaction is equal to or greater than one or both of the share price triggers (see Note 3 above), then any unvested Option Earnout Shares will vest, provided the executive remains employed with the Company through such date.
(5)	This stock option vests in four equal annual installments on each of the first four anniversaries of the Closing Date, with all options becoming fully vested on November 12, 2025, subject to the executive’s continued service with the Company through each applicable vesting date.
(6)	These restricted stock units (“RSUs”) vest in four equal annual installments on each of the first four anniversaries of the Closing Date, with all RSUs becoming fully vested on November 12, 2025, subject to the executive’s continued service with the Company through each applicable vesting date.
(7)	This stock option vests in four equal annual installments on each of the first four anniversaries of November 17, 2022, with all options becoming fully vested on November 17, 2026, subject to the executive’s continued service with the Company through each applicable vesting date.
(8)	These RSUs vest in four equal annual installments on each of the first four anniversaries of November 17, 2022, with all RSUs becoming fully vested on November 17, 2026, subject to the executive’s continued service with the Company through each applicable vesting date.
(9)	This stock option vests in four equal annual installments on each of the first four anniversaries of May 19, 2022, with all options becoming fully vested on May 19, 2026, subject to the executive’s continued service with the Company through each applicable vesting date.
(10)	These RSUs vest in four equal annual installments on each of the first four anniversaries of May 19, 2022, with all RSUs becoming fully vested on May 19, 2026, subject to the executive’s continued service with the Company through each applicable vesting date.
(11)	The stock options vest as to 1/3rd of the options granted on the second anniversary of November 12, 2021 (the Vesting Commencement Date), with the remaining options vesting in four equal annual installments beginning on the third anniversary of the Vesting Commencement Date, with all options becoming fully vested on the sixth anniversary of the Vesting Commencement Date, subject to continued service with the Company through each applicable vesting date.
(12)	Represents RSUs with 1/3rd of the RSUs vesting on the second anniversary of the Vesting Commencement Date, with the remaining RSUs vesting in four equal annual installments beginning on the third anniversary of the Vesting Commencement Date, with all RSUs becoming fully vested on the sixth anniversary of the Vesting Commencement Date, subject to continued service with the Company through each applicable vesting date.
(13)	The stock options vest in four equal annual installments on each of the first four anniversaries of the Vesting Commencement Date, with all options becoming fully vested on the fourth anniversary of the Vesting Commencement Date, subject to continued service with the Company through each applicable vesting date.
(14)	Represents RSUs with 1/4th of the RSUs vesting on March 17, 2024, with the remaining RSUs vesting in three equal annual installments beginning on the first anniversary of March 24, 2024, with all RSUs becoming fully vested on March 24, 2027, subject to continued service with the Company through each applicable vesting date.
(15)	Represents RSUs that vest in full on the date of the Company’s 2024 annual stockholder meeting, subject to continued service with the Company through such vesting date.

Executive Compensation Arrangements

We have entered into employment agreements with each of Dr. Virnich, Dr. Podnos and Mr. Shah, which set forth the terms and conditions of their employment, including initial base salary and eligibility to participate in our employee benefit programs. Each of the employment agreements has a three-year initial term with additional one-year automatic extensions thereafter. In the event that an executive is terminated by us without “cause” or by the executive with “good reason” (each as defined in the respective employment agreement), then such executive will be eligible for salary continuation for a severance period and payments or reimbursements for the cost of COBRA premiums for a severance period, subject to execution of a general release of claims. The severance period for Dr. Virnich and Mr. Shah is 12 months and is three months for Dr. Podnos. Each Named Executive Officer is subject to certain post-employment obligations, including 24-month post-employment non-solicitation of employees covenant, 36-month confidentiality and indefinite non-disparagement obligations.

Director Compensation

We maintain a non-employee director compensation policy that provides for annual retainer fees and long-term equity awards for our non-employee directors. In 2023, each non employee director received an annual cash retainer of $62,500, pro rated to reflect actual time served as a non-employee director. Commencing in 2023, the non-employee directors also received annual grants of RSUs in the aggregate dollar amount of $100,000 (the “Annual Awards”). In addition, a non-employee director serving as the chairperson of the audit, compensation, compliance and nominating and corporate governance committees received additional annual equity retainers payable in RSUs as follows: (i) for the audit committee, $30,000; and (ii) for the remaining committees, $20,000. A non-employee director serving as a member of the audit, compensation, compliance and nominating and corporate governance committees received additional annual equity retainers payable in $15,000 in value of RSUs for audit committee members and $10,000 in value of RSUs for the remaining committees. In each instance, the actual number of shares was determined by dividing the dollar amount by the closing price of our Common Stock on the grant date. Mr. Barasch, our Chairman of the Board received a single RSU grant of 80,000 RSUs in December 2023 which reflected his additional service as Chairman.

In 2023, the RSU awards were made (i) in March 2023, with 100% vesting on the one year anniversary of the grant date, subject to the non-employee director’s continued service to the Company on such date; and (ii) in December 2023, which award will vest on the date of the Company’s 2024 Annual Meeting, subject to the non-employee director’s continued service to the Company on such date. If a non-employee director is asked to resign or is removed from the Board during the 12 months commencing on or following a change in control of our Company, then all of the non-employee director’s equity awards will vest in full.

The following individuals served as non-employee directors of TOI in 2023: Richard Barasch, Maeve O’Meara Duke, Brad Hively, Karen Johnson, Mohit Kaushal, Gabriel Ling, Anne McGeorge, Ravi Sarin and Mark Pacala. Mr. Hively only served as a non-employee director commencing on July 1, 2023, and Mr. Sarin resigned from the Board on August 31, 2023. The following table sets forth information concerning the compensation for our non-employee directors during the year ended December 31, 2023. In addition to the cash fees and awards of RSUs noted in the table, we also reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of the Board and its committees.

The following table summarizes compensation received by our non-employee directors for services rendered during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Richard Barasch	—	162,400	—	162,400
Maeve O’Meara Duke	62,500	109,390	—	171,890
Brad Hively(2)	39,167	86,584	—	125,751
Karen Johnson	62,500	115,028	—	177,528
Mohit Kaushal	62,500	117,720	—	180,220
Gabriel Ling	62,500	81,200	—	143,700
Anne McGeorge	62,500	126,305	—	188,805
Mark Pacala	62,500	97,815	—	160,315
Ravi Sarin(3)	62,500	—	—	62,500

(1)       Amounts reflect the aggregate grant date fair value of stock awards issued to the directors computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. See Note 14 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024 for a discussion of the relevant assumptions used in calculating these amounts.

(2)       Mr. Hively served as a non-employee director beginning July 1, 2023. Prior thereto, he was our Chief Executive Officer. His compensation while serving as an executive officer is included in the Summary Compensation Table above.

(3)       Mr. Sarin resigned from the Board on August 31, 2023.

The table below shows the aggregate numbers of unvested RSU awards held as of December 31, 2023 by each non-employee director served in such capacity during the year ended December 31, 2023.

Name	Unvested Restricted Stock Units Outstanding at Fiscal Year End
Richard Barasch	80,000
Maeve O’Meara Duke	50,000
Brad Hively	42,652
Karen Johnson	52,000
Mohit Kaushal	53,326
Gabriel Ling	40,000
Anne McGeorge	56,000
Mark Pacala	46,630

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2023 regarding Common Stock that may be issued under our equity compensation plans, consisting of The Oncology Institute, Inc. 2021 Incentive Award Plan (the “2021 Plan”), the TOI Parent, Inc. 2019 Non-Qualified Stock Option Plan (the “2019 Plan”) and The Oncology Institute, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted average per share exercise price of outstanding options, warrants and rights		(C) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,525,262	(1)	$1.743	(2)	8,214,783	(3)
Equity compensation plans not approved by security holders	861,023	(4)	—		—
Total	9,386,285		$1.743		8,214,783
(1)	Includes 3,698,249 outstanding options to purchase shares of Common Stock under the 2021 Plan and 4,827,013 outstanding options to purchase shares of Common Stock under the 2019 Plan.
(2)	Represents the weighted-average exercise price of outstanding options.
(3)	Includes 6,008,329 shares of Common Stock available for issuance under the 2021 Plan and 2,206,454 shares of Common Stock available for issuance under the 2021 ESPP (of which 2,206,454 were eligible for purchase during the offering period in effect on December 31, 2022). This amount does not include any additional shares that may become available for future issuance under the 2021 Plan pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years through 2031 by the number of shares equal to 4% of the total outstanding shares of our Common Stock as of the immediately preceding December 31. Additionally, this amount does not include any additional shares that may become available for future issuance under the 2021 ESPP pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years through 2031 by the number of shares equal to 1% of the total outstanding shares of our Common Stock as of the immediately preceding December 31.
(4)	Includes 861,023 outstanding RSUs. Prior to the consummation of the Business Combination, Richy Agajanian Holdings, P.C., a holder of Series A Preferred Shares of Legacy TOI, entered into arrangements with physicians employed by our affiliated physician-owned professional corporations to issue restricted stock awards (“RSAs”), which awards represented Series A Preferred Shares of Legacy TOI and were subject to performance vesting requirements. Each of the Legacy TOI RSAs that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an RSU representing the right to receive one share of our Common Stock upon vesting equal to the product of (i) the number of shares of RSAs immediately prior to the Business Combination, (ii) the conversion rate of 1:10 of the Series A Preferred Shares of Legacy TOI, and (iii) the exchange ratio of 591:1 of the shares of Common Stock of Legacy TOI. Following the Business Combination, each RSU was no longer subject to performance requirements in order to vest, but was modified to include service requirements only. The service vesting requirement states that: (i) 16.67% of the RSUs vest on the six-month anniversary of the Closing Date, and (ii) the remaining 83.33% vest on an equal quarterly-basis, subject to continuous employment with the Company or its related entities through the third anniversary of the grant date. In the event of a change in control at any time after the Closing Date, the RSUs which have not become vested will vest immediately, subject to continuous and active employment with the Company or its related entities through such change in control. Additionally, if the grantee’s employment with the Company or its related entities terminates by reason of death or permanent disability following the Closing Date, then the RSUs will immediately vest as of the date of such death or permanent disability.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 15, 2024 by:

•	each person known by us to beneficially own more than 5% of the outstanding shares of our Common Stock;
•	each of our Named Executive Officers; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 15, 2024. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares.

Percentage ownership is based on 74,313,404 shares of our Common Stock outstanding as of April 15, 2024. Unless otherwise noted, the address of each beneficial owner is c/o the Oncology Institute, Inc., 18000 Studebaker Rd., Suite 800, Cerritos, California 90703.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	% of Ownership
5% Holders
M33 Growth I L.P.(1)	15,256,383	20.5%
Havencrest Healthcare Partners, L.P.(2)	8,801,823	11.8%
FMR LLC(3)	4,754,083	6.4%
FOG Ventures Investments, LLC(4)	4,634,908	6.2%
Oncology Care Partners, LLC(5)	4,109,771	5.5%
Directors and Executive Officers(6)
Richard Barasch(7)	1,851,020	2.5%
Brad Hively(8)	2,661,217	3.6%
Maeve O’Meara Duke(9)	109,104	*
Karen Johnson(10)	115,185	*
Mohit Kaushal(11)	142,045	*
Gabriel Ling(12)	69,057	*
Anne McGeorge(13)	127,346	*
Mark Pacala(14)	363,567	*
Daniel Virnich(15)	1,058,666	1.4%
Mihir Shah(16)	379,999	*
Yale Podnos(17)	244,502	*
All directors and executive officers as a group (12 individuals)	7,060,172	9.5%
*	Less than one percent
(1)	Consists of (i) 13,703,803 shares of Common Stock held by M33 Growth I L.P. (“M33”) and (ii) 1,552,580 shares of Common Stock held by TOI M, LLC (“TOI M”). Excludes 2,909,288 Earnout Shares to M33 and 329,609 Earnout Shares to TOI M that may be issued pursuant to the Agreement and Plan of Merger, dated as of June 28, 2021 (the “Merger Agreement”), by and among DFPH, Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc. M33 Growth I GP LLC is the general partner of M33. Michael Anello, Gabriel Ling and Brian Shortsleeve serve as the managers of M33 Growth I GP LLC. M33 is a member of TOI M, and Mr. Ling, Mr. Anello and Mr. Shortsleeve each serve as managers of TOI M. Mr. Ling is a member of the Company’s Board of Directors. The business address of each of M33 and TOI M is 888 Boylston Street, Suite 500, Boston, MA 02199.
(2)	Consists of 8,801,823 shares of Common Stock for which TOI HC I, LLC is the record owner. and excludes 3,325,177 Earnout Shares that may be issued to TOI HC I, LLC pursuant to the Merger Agreement. Havencrest Healthcare Partners, L.P. (“Havencrest”) and its general partner, Havencrest Healthcare Partners GP, LLC (“Havencrest GP”) indirectly have the power to control TOI HC I, LLC and may be deemed to have beneficial ownership of the shares directly held by TOI HC I, LLC. Each of Havencrest and Havencrest GP expressly disclaims beneficial ownership of such securities to the extent of their pecuniary interest therein. The business address for TOI HC I, LLC, Havencrest, and Havencrest GP is 2100 McKinney Ave., #1760, Dallas TX 75201.
(3)	Consists of (i) 377,375 shares of Common Stock to be owned by Fidelity Mt. Vernon Street Trust: Fidelity Series Growth Company Fund; (ii) 1,815,080 shares of Common Stock to be owned by Fidelity Mt. Vernon Street Trust: Fidelity Growth Company Fund; (iii) 2,110,757 shares of Common Stock to be owned by Fidelity Growth Company Commingled Pool, By: Fidelity Management Trust Company, as Trustee; and (iv) 446,788 shares of Common Stock to be owned by Fidelity Mt. Vernon Street Trust: Fidelity Growth Company K6 Fund. These accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC.

Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.

(4)	Dan Murillo, as principal of FOG Ventures Investments, LLC, directly or indirectly has the power to control FOG Ventures Investments, LLC. As a result, Mr. Murillo may be deemed to have indirect beneficial ownership of the securities held by FOG Ventures Investments, LLC. The business address for FOG Ventures Investments, LLC is 19300 S Hamilton Ave, Ste. 285, Gardena, CA 90248.
(5)	Excludes 872,495 Earnout Shares to OncologyCare Holdings, LLC that may be issued pursuant to the Merger Agreement. OncologyCare Holdings, LLC is the manager of OncologyCare Partners, LLC, and formerly served as the managing member of OncologyCare Partners, LLC and continues to have the ability to influence the vote and disposition of the shares in certain circumstances, and thus may be deemed to indirectly beneficially own the shares, except to the extent of his pecuniary interest therein.
(6)	Unless indicated otherwise, the address of each stockholder is 18000 Studebaker Rd., Suite 800, Cerritos, CA 90703.
(7)	Includes (i) 257,193 shares of Common Stock held by Mr. Barasch; (ii) 182,500 shares of Common Stock issuable upon conversion of Series A Common Equivalent Preferred held by Mr. Barasch (including 23,000 Earnout Shares that may be released to Mr. Barasch based on the terms of the Merger Agreement); (iii) 709,800 shares of Common Stock issuable upon conversion of Series A Common Equivalent Preferred held by the Helen Barasch Family Trust #1 (the “Barasch Family Trust”) (including 89,400 Earnout Shares that may be released to the Barasch Family Trust based on the terms of the Merger Agreement) and (iv) 621,527 shares of Common Stock issuable upon exercise of warrants held by Mr. Barasch (including 73,024 Earnout Warrants that may be released to Mr. Barasch based on the terms of the Merger Agreement). Mr. Barasch, acting as an investment advisor with respect to the Barasch Family Trust, has dispositive and voting power over the securities held by the Barasch Family Trust but expressly disclaims beneficial ownership of such securities to the extent of his pecuniary interest therein. The address of Mr. Barasch is 300 Central Park West, Apt 7G, New York, NY 10024. The address of the Barasch Family Trust is 500 Stanton Christiana Rd NCC2, Newark DE 19713. The shares held by Mr. Barasch give pro forma effect to a distribution of shares currently held by the Sponsor, which are expected to be distributed to Mr. Barasch upon the Sponsor’s scheduled dissolution. Also includes 80,000 shares of Common Stock subject to RSUs that will vest on the date of the Company’s 2024 Annual Meeting, which is within 60 days of the date of this table.
(8)	Consists of (i) 141,380 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $12.50 per share for 20 days within any 30 consecutive trading days for the two-year period following the closing of the Business Combination, subject to continued employment at such time, (ii) 212,070 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $15.00 per share for 20 days within any 30 consecutive trading days for the three-year period following the closing of the Business Combination, subject to continued employment at such time, (iii) 122,229 shares of Common Stock held by Mr. Hively, (iv) 2,142,886 shares of Common Stock issuable upon exercise of stock options held by him that are exercisable within 60 days; and (v) 42,652 shares of Common Stock subject to RSUs that will vest on the date of the Company’s 2024 Annual Meeting, which is within 60 days of the date of this table.
(9)	Consists of (i) 109,104 shares of Common Stock held by Ms. Duke, including (ii) 50,000 shares of Common Stock subject to RSUs that will vest on the date of the Company’s 2024 Annual Meeting, which is within 60 days of the date of this table.
(10)	Consists of (i) 115,185 shares of Common Stock held by Ms. Johnson, including (ii) 52,000 shares of Common Stock subject to RSUs that will vest on the date of the Company’s 2024 Annual Meeting, which is within 60 days of the date of this table.
(11)	Represents (i) 25,534 shares of Common Stock held by Dr. Kaushal prior to the consummation of the Business Combination, after giving effect to forfeitures pursuant to the Stockholder Support Agreement, dated as of June 28, 2021, by and among DFP, TOI and the Sponsor. Also, consists of 116,511 shares of Common Stock, including 53,326 shares of Common Stock subject to RSUs that will vest on the date of the Company’s 2024 Annual Meeting, which is within 60 days of the date of this table.

(12)	Consists of 69,057 shares of Common Stock held by Mr. Ling, including (ii) 40,000 shares of Common Stock subject to RSUs held by him that will vest within 60 days of the date of this table. Does not include shares owned by M33. See Note 1 above.
(13)	Consists of (i) 127,346 shares of Common Stock held by Ms. McGeorge, including (ii) 56,000 shares of Common Stock subject to RSUs that will vest on the date of the Company’s 2024 Annual Meeting, which is within 60 days of the date of this table.
(14)	Consists of (i) 20,248 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $12.50 per share for 20 days within any 30 consecutive trading days for the two-year period following the closing of the Business Combination, subject to continued employment at such time, (ii) 30,372 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $15.00 per share for 20 days within any 30 consecutive trading days for the three-year period following the closing of the Business Combination, subject to continued employment at such time, (iii) 37,779 shares of Common Stock held by Mr. Pacala, (iv) 228,538 shares of Common Stock issuable upon exercise of stock options held by Mr. Pacala that are exercisable within 60 days; and (v) 46,630 shares of Common Stock subject to RSUs that will vest on the date of the Company’s 2024 Annual Meeting, which is within 60 days of the date of this table.
(15)	Consists of (i) 78,094 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $12.50 per share for 20 days within any 30 consecutive trading days for the two-year period following the closing of the Business Combination, subject to continued employment at such time, (ii) 117,142 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $15.00 per share for 20 days within any 30 consecutive trading days for the three-year period following the closing of the Business Combination, subject to continued employment at such time, (iii) 59,768 shares of Common Stock held by Dr. Virnich; and (iv) 803,662 shares of Common Stock issuable upon exercise of stock options held by Dr. Virnich that are exercisable within 60 days of the date of this table.
(16)	Consists of (i) 164,757 shares of Common Stock held by Mr. Shah; and (ii) 215,242 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days of the date of this table.
(17)	Consists of (i) 11,359 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $12.50 per share for 20 days within any 30 consecutive trading days for the two-year period following the closing of the Business Combination, subject to continued employment at such time, (ii) 17,039 shares received in connection with the Business Combination and representing restricted earn-out shares subject to forfeiture and unvested until such time the Issuer’s stock price reaches $15.00 per share for 20 days within any 30 consecutive trading days for the three-year period following the closing of the Business Combination, subject to continued employment at such time, (iii) 17,166 shares of Common Stock held by Mr. Podnos and (iv) 198,938 shares of Common Stock issuable upon exercise of stock options held by Mr. Podnos that are exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described under “Executive and Director Compensation” and “Management,” the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

a.	we have been or are to be a participant;
b.	the amount involved exceeds or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
c.	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Registration Rights Agreements

In connection with the execution of the Merger Agreement, we and certain stockholders of Legacy TOI and DFP entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within 30 business days of the closing of the Business Combination. That registration statement was filed on December 17, 2021 and declared effective on February 11, 2022. Certain Legacy TOI stockholders and DFP stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering, or up to once in the case of a long-form registration, so long as the aggregate market price of the securities being registered exceeds $25.0 million at the time of the request. We also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

We also entered into a registration rights agreement with the holders of our senior secured convertible notes (the “Noteholders Registration Rights Agreement”). The registration statement required under the Noteholders Registration Rights Agreement was filed on September 8, 2022 and declared effective on September 26, 2022. That agreement also provides for customary “piggyback” registration rights, payment of certain expenses by us, and indemnification of certain liabilities.

Director and Officer Indemnification

Our Charter and Bylaws provide for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by Delaware law, subject to certain limited exceptions. We have entered into indemnification agreements with each member of our Board and several of our officers.

Procedures with Respect to Review and Approval of Related Person Transactions

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly-held common stock that is listed on Nasdaq. Under the policy, our legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If the head of our legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, the head of our legal department will be required to present to the audit committee all relevant facts and circumstances relating to the related person transaction. The audit committee will be required to review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the audit committee, subject to ratification of the transaction by the audit committee at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the audit committee for ratification at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then-current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.

Our board of directors has delegated to the officers of the Company the right to approve certain commercial agreements entered into with related parties on arm’s length terms (as determined by the officers of the Company) in the ordinary course of business; provided, however, that any such agreement that is reasonably likely to require, during the term of such agreement, annual payments to or by the Company and its subsidiaries in excess of $500,000 shall be subject to approval in accordance with our related party transaction policy discussed above.

Item 14. Principal Accountant Fees and Services

BDO served as the independent auditor for the Company for fiscal years ended December 31, 2023 and December 31, 2022. The following table sets forth the aggregate fees billed by BDO for fiscal years 2023 and 2022:

	2023	2022
Audit Fees(1)	$851,214	$768,944
Audit Related Fees(2)	$68,052	$—
Tax Fees(3)	$—	$26,600
All Other Fees(4)	$—	$37,618
Total	$919,266	$833,162

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings.
(2)	Audit related fees primarily consist of fees billed for professional services rendered by BDO relating to the audit of the Provider Relief Fund and the employee benefit plan in connection with certain regulatory filings.
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of fees billed for all other services.

All fees described above were pre-approved by the audit committee.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the Annual Report on Form 10-K, as amended by this Amendment No. 1
(1)	Financial Statements: See Index to Consolidated Financial Statements, which appears on Page 28 of the Original Form 10-K.
(2)	Financial Statement Schedules: No financial statement schedules are included in the Original 10-K or this Amendment No. 1 as such schedules are not required or the information that would be included in such schedules is not material or is otherwise furnished.

(b)	Exhibits: See Index to Exhibits below.
		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
4.5	Description of Registered Securities of The Oncology Institute, Inc.	10-K	001-39248	4.5	March 28, 2024
10.1	Form of Subscription Agreement by and between DFP Healthcare Acquisitions Corp. and the subscribers party thereto	S-4/A	333-258152	10.1	October 20, 2021
10.2	Form of Deerfield Subscription Agreement by and between DFP Healthcare Acquisitions Corp. and the subscribers party thereto	S-4/A	333-258152	10.2	October 20, 2021
10.3	Amended and Restated Registration Rights agreement by and among DFP Healthcare Acquisitions Corp., DFP Sponsor LLC and certain other parties thereto	8-K/A	001-39248	10.1	November 22, 2021
10.4*	The Oncology Institute, Inc. 2021 Incentive Award Plan	8-K/A	001-39248	10.2	November 22, 2021
10.5*	The Oncology Institute, Inc. Employee Stock Purchase Plan	8-K/A	001-39248	10.3	November 22, 2021
10.6	Form of Indemnification Agreement	8-K/A	001-39248	10.5	November 22, 2021
10.7	Amended and Restated Management Services Agreement, dated January 12, 2021, by and between TOI Management, LLC and The Oncology Institute CA, as amended	8-K/A	001-39248	10.6	November 22, 2021
10.8*	TOI Parent, Inc. 2019 Non-Qualified Stock Option Plan	8-K/A	001-39248	10.7	November 22, 2021
10.9*	Transition Agreement, dated June 11, 2023, by and between Brad Hively, TOI Management, LLC and The Oncology Institute, Inc.	8-K/A	000-39248	10.1	June 14, 2023
10.10*	Form of Restricted Stock Unit Agreement	8-K	001-39248	10.1	March 7, 2022
10.11*	Form of Option Agreement	8-K	001-39248	10.2	March 7, 2022
10.12	Facility Agreement, dated as of August 9, 2022, by and among The Oncology Institute, Inc. and Deerfield Partners, L.P.	8-K	001-39248	10.1	August 10, 2022
10.13	Registration Rights Agreement, dated as of August 9, 2022, by and between The Oncology Institute, Inc. and Deerfield Partners, L.P.	8-K	001-39248	10.2	August 10, 2022
10.14	Registration Rights Consent, Amendment, and Waiver, dated as of August 9, 2022, by and among Deerfield Private Design Fund IV, L.P., Deerfield Partners, L.P., M33 Growth I L.P., TOI M, LLC and Oncology Care Partners, LLC	8-K	001-39248	10.3	August 10, 2022
10.15*	Employment Agreement, dated February 18, 2020, between TOI Management LLC and Daniel Virnich	8-K/A	001-39248	10.3	June 14, 2023
10.16*	Amendment No. 1 to Employment Agreement dated February 18, 2020 between TOI Management LLC and Danial Virnich, dated May 4, 2023	10-Q	001-39248	10.1	May 10, 2023
10.17*	Executive Employment Agreement – Mihir Shah	10-Q	001-39248	10.2	May 10, 2022
10.18*	Amendment No. 1 to Employment Agreement dated April 4, 2023 between TOI Management LLC and Mihir Shah, dated May 4, 2023	10-Q	001-39248	10.2	May 10, 2023
10.19*	Employment Agreement, effective as of September 5, 2023, by and between the Company and Jeremy Castle	10-Q	001-39248	10.1	November 8, 2023
21.1	Subsidiaries of the registrant	S-1	333-261740	21.1	December 17, 2021
23.1	Consent of BDO USA, P.C. Independent Registered Public Accounting Firm.	10-K	001-39248	23.1	March 28, 2024
24.1	Power of Attorney (included on page 116 of the Annual Report on Form 10-K)	10-K	001-39248	24.1	March 28, 2024
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	10-K	001-39248	32.1	March 28, 2024
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	10-K	001-39248	32.2	March 28, 2024
97.1	The Oncology Institute, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39248	97.1	March 28, 2024
101	Interactive Data File — the following financial statements from The Oncology Institute's Annual Report on Form 10-K formatted in inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this the day of April 22, 2024.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date
*
Daniel Virnich	Chief Executive Officer (Principal Executive Officer)	April 22, 2024
/s/ Mihir Shah
Mihir Shah	Chief Financial Officer (Principal Financial and Accounting Officer)	April 22, 2024
*
Richard Barasch	Director	April 22, 2024
*
Karen Johnson	Director	April 22, 2024
*
Mohit Kaushal	Director	April 22, 2024
*
Gabriel Ling	Director	April 22, 2024
*
Anne McGeorge	Director	April 22, 2024
*
Maeve O’Meara	Director	April 22, 2024
*
Mark Pacala	Director	April 22, 2024
*
Brad Hively	Director	April 22, 2024

___________

*. By Mihir Shah, as attorney-in-fact.

