Form 10-Q
period 2024-03-31
Oncology Institute, Inc.
filed 2024-05-14
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-39248
The Oncology Institute, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3562323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18000 Studebaker Road, Suite 800	90703
Cerritos, California
(Address of Principal Executive Offices)	(Zip Code)
(562) 735-3226
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TOI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Common stock, each at an exercise price of $11.50 per share	TOIIW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

As of May 7, 2024, the registrant had 74,437,924 shares of common stock outstanding.

THE ONCOLOGY INSTITUTE, INC.
Form 10-Q
For the Period Ended March 31, 2024

Page
Part I – Financial Information	4
Item 1. Financial Statements (unaudited)	4
Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	4
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023	6
Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders' Equity for the Three Months Ended March 31, 2024 and 2023	7
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	50
Item 4. Controls and Procedures	51
Part II – Other Information	52
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. Mine Safety Disclosures	52
Item 5. Other Information	52
Item 6. Exhibits	53
Signatures	55

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,055	$33,488
Marketable securities	29,777	49,367
Accounts receivable, net	58,760	42,360
Other receivables	368	551
Inventories	11,554	13,678
Prepaid expenses and other current assets	4,678	4,049
Total current assets	141,192	143,493
Property and equipment, net	10,995	10,883
Operating right of use assets	27,416	29,169
Intangible assets, net	17,131	17,904
Goodwill	7,230	7,230
Other assets	568	561
Total assets	$204,532	$209,240
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,015	$14,429
Current portion of operating lease liabilities	6,390	6,363
Accrued expenses and other current liabilities	18,363	13,996
Total current liabilities	45,768	34,788
Operating lease liabilities	25,060	26,486
Derivative warrant liabilities	636	636
Conversion option derivative liabilities	3,082	3,082
Long-term debt, net of unamortized debt issuance costs	88,385	86,826
Other non-current liabilities	273	365
Deferred income taxes liability	32	32
Total liabilities	163,236	152,215
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 76,046,694 shares issued and 74,312,920 shares outstanding at March 31, 2024 and 75,879,025 shares issued and 74,145,251 shares outstanding at December 31, 2023	8	8
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 165,045 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	208,346	204,186
Treasury Stock at cost, 1,733,774 shares at March 31, 2024 and December 31, 2023	(1,019)	(1,019)
Accumulated deficit	(166,039)	(146,150)
Total stockholders’ equity	41,296	57,025
Total liabilities and stockholders’ equity	$204,532	$209,240

Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $82,603 and $71,305 as of March 31, 2024 and December 31, 2023, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $241,421 and $210,422 as of March 31, 2024 and December 31, 2023, respectively. See Note 17 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Patient services	$52,453	$50,273
Dispensary	39,679	24,240
Clinical trials & other	2,534	1,679
Total operating revenue	94,666	76,192
Operating expenses
Direct costs – patient services	49,497	42,814
Direct costs – dispensary	32,809	19,145
Direct costs – clinical trials & other	391	134
Goodwill impairment charges	—	16,867
Selling, general and administrative expense	28,452	28,830
Depreciation and amortization	1,489	1,269
Total operating expenses	112,638	109,059
Loss from operations	(17,972)	(32,867)
Other non-operating expense (income)
Interest expense, net	1,985	1,443
Change in fair value of derivative warrant liabilities	—	(143)
Change in fair value of earnout liabilities	—	(752)
Change in fair value of conversion option derivative liabilities	—	(3,318)
Other, net	(68)	(143)
Total other non-operating (income) loss	1,917	(2,913)
Loss before provision for income taxes	(19,889)	(29,954)
Income tax expense	—	(44)
Net loss	$(19,889)	$(29,998)
Net loss per share attributable to common stockholders:
Basic	$(0.22)	$(0.33)
Diluted	$(0.22)	$(0.33)
Weighted-average number of shares outstanding:
Basic	74,234,287	73,449,132
Diluted	74,234,287	73,449,132
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	75,879,025	$8	165,045	$—	$(1,019)	$204,186	$(146,150)	$57,025
Net loss	—	—	—	—	—	—	(19,889)	(19,889)
Issuance of common stock upon vesting of restricted stock units	83,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	84,649	—	—	—	—	73	—	73
Share-based compensation expense	—	—	—	—	—	4,087	—	4,087
Balance at March 31, 2024	76,046,694	$8	165,045	$—	$(1,019)	$208,346	$(166,039)	$41,296

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	73,265,621	$7	165,045	$—	$186,250	$(63,082)	$123,175
Net loss	—	—	—	—	—	(29,998)	(29,998)
Issuance of common stock upon vesting of restricted stock units	488,988	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	5,229	—	5,229
Balance at March 31, 2023	73,754,609	$7	165,045	$—	$191,479	$(93,080)	$98,406
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,889)	$(29,998)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	1,489	1,269
Amortization of debt issuance costs and debt discount	1,559	1,523
Goodwill impairment charges	—	16,867
Share-based compensation	4,087	4,965
Change in fair value of liability classified warrants	—	(143)
Change in fair value of liability classified earnouts	—	(752)
Change in fair value of liability classified conversion option derivatives	—	(3,318)
Unrealized gain on investments	(85)	(143)
Accretion of discount on investment securities	(324)	(920)
Deferred taxes	—	(26)
Credit losses	—	1
Loss on disposal of property and equipment	12	—
Changes in operating assets and liabilities:
Accounts receivable	(16,400)	(6,141)
Other receivables	183	189
Inventories	2,124	(993)
Prepaid expenses and other current assets	(629)	(24)
Operating right-of-use assets	1,753	1,400
Other assets	(7)	(50)
Accounts payable	6,357	2,574
Current and long-term operating lease liabilities	(1,399)	(1,243)
Accrued expenses and other current liabilities	5,368	(805)
Other non-current liabilities	(82)	316
Net cash and cash equivalents used in operating activities	(15,883)	(15,452)
Cash flows from investing activities:
Purchases of property and equipment	(610)	(1,839)
Purchases of marketable securities/investments	—	(9,759)
Sales of marketable securities/investments	19,998	29,999
Net cash and cash equivalents provided by investing activities	19,388	18,401
Cash flows from financing activities:
Payments made for financing of insurance payments	(1,002)	(1,282)
Payment of deferred consideration liability for acquisition	—	(409)
Principal payments on financing leases	(9)	(18)
Common stock issued for options exercised	73	—
Net cash and cash equivalents used in financing activities	(938)	(1,709)
Net increase in cash and cash equivalents	2,567	1,240
Cash and cash equivalents at beginning of period	33,488	14,010
Cash and cash equivalents at end of period	$36,055	$15,250
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$—	$68
Interest	$1,134	$1,128
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$147	$—
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023
(US Dollars in thousands, except share data)
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
On November 12, 2021 ("Closing Date"), the Business Combination closed following a series of mergers, which resulted in DFPH emerging as the parent of the combined entity Orion Merger Sub II, LLC and TOI Parent (together, "Legacy TOI"). DFPH was renamed “The Oncology Institute, Inc.” and its common stock and "public warrants" continued to be listed on Nasdaq under the ticker symbols “TOI” and “TOIIW,” respectively (See Note 16).
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
The Company has 126 oncologists and mid-level professionals across 73 clinic locations located within four states: California, Florida, Arizona, and Nevada. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, is comprised of the clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements. However, the Company believes that the disclosures are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (of normal and recurring nature) considered necessary for fair presentation have been reflected in these interim statements. As such, the information included in the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes as of and for the year ended December 31, 2023, issued on March 28, 2024 in the Company's Annual Report on Form 10-K.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of TOI, its subsidiaries, all of which are controlled by TOI through majority voting control, and variable interest entities (“VIEs”) for which TOI (through TOI Management) is the primary beneficiary. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity or voting interest model. All significant intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Company are presented as a component of total equity to distinguish between the interests of the Company and the interests of the noncontrolling owners. Revenues, expenses, and net income or losses from these subsidiaries are included in the consolidated amounts as presented on the Condensed Consolidated Statements of Operations.
The Company holds variable interests in TOI PCs, which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of March 31, 2024, TOI held variable interest in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the shareholders of the Company's consolidating VIEs own a minority of the issued and outstanding common shares of the Company.
Business Combinations
The Company accounts for all transactions that represent business combinations using the acquisition method of accounting under Accounting Standards Codification ("ASC") Topic No. 805, Business Combinations (“ASC 805”). The Company first assesses whether an acquisition constitutes a business combination or asset acquisition by applying the screening test and analyzing whether the acquired entity has substantive inputs, processes, and the ability to produce outputs. Upon concluding an acquisition is a business combination, per ASC 805, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity are recognized and measured at their fair values on the date an acquirer obtains control of the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts. Adjustments to these provisional amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed, and the noncontrolling interests obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration exchanged in the acquisition over the fair value of the net assets acquired.
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

The treasury stock method is used to calculate the potentially dilutive effect of stock options, RSUs, public warrants, and private placement warrants. The if-converted method is used to calculate the potentially dilutive effect of the Senior Secured Notes. In both methods, diluted net income (loss) attributable to common stockholders and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules. The earnout shares are contingently issuable; therefore, the earnout shares are excluded from basic and diluted net income (loss) per share until the market conditions have been met (see more detail on the earnout shares in Note 14). The Medical RSUs are also contingently issuable; therefore, they are excluded from basic net income (loss) per share until the performance and service conditions have been met (see more detail in Note 14). Further, the number of contingently issuable Medical RSUs included in diluted net income (loss) per share is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive. For the periods presented, the public and private placement warrants are out of the money; therefore, the public and private placement warrants are antidilutive and excluded from diluted net loss per share.
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
The Company's fair value measurement methodology for cash and cash equivalents, accounts receivable, other receivables, and accounts payable approximates fair value because of the short maturity and high liquidity of these instruments. Fair value measurement of investment securities available for sale is based upon quoted prices from active markets, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation methodologies. Level 2 investment securities include US Treasuries purchased in the secondary market that use pricing inputs other than quoted prices in active markets and fair value is determined using pricing models or other valuation methodologies such as broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. Contingent considerations are valued using a present value factor using credit rating yields which are considered to be a Level 3 fair value measurement. Fair value measurements used for the goodwill and intangible assets are based on the discounted cash flow method within the income approach and guideline public company method to value the reporting units, which is considered to be a Level 3 fair value measurement. The unobservable inputs utilized in determining the fair value of goodwill based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant. Inputs used to calculate the fair value based on the market approach include the revenue and EBITDA multiples based on guidelines for similar publicly traded companies and recent transactions. Fair value measurements of derivative warrants and earnout liabilities are based on Binomial Lattice and Monte-Carlo Simulation Models, respectively, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the derivative warrants and earnouts is the expected volatility of the common stock. Fair value measurements of the convertible note warrant and conversion option derivative liabilities are based on the Black-Derman-Toy model implemented in the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the convertible note warrant and conversion option derivative liabilities is the expected volatility of the common stock.
Cash and Cash Equivalents
Cash primarily consists of deposits with banking institutions. The Company considers all highly liquid investments that are both readily convertible into cash and mature within three months from the date of purchase to be cash equivalents.
Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and customer type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. No allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023.
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
When assessing goodwill for impairment for the quarter ended March 31, 2023, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment including our share price decrease as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was likely that our reporting unit fair value was less than its carrying value and the quantitative impairment test was performed. Based on the results of our assessment, the Company recorded an impairment charge of $16,867 of goodwill recorded for the three months ended March 31, 2023. We performed a qualitative assessment for the quarter ended March 31, 2024 and determined it was not necessary to perform the two-step quantitative analysis. We determined there was no impairment at and for the three months ended March 31, 2024.
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

At each reporting period, the Company evaluates available-for-sale marketable securities, to the extent the fair value option is not elected, for any credit-related impairment when the fair value of the investment is less than its amortized cost. If the Company determines that the decline in fair value is below the carrying value and this decline is other-than-temporary, credit-related impairment is recognized in the Consolidated Statement of Operations in accordance with ASC 320, Debt Securities. As of March 31, 2024, there were no available-for-sale instruments for which the fair value option was not elected.
Emerging Growth Company
Pursuant to the Business Combination, the Company qualifies as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended ("Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and has elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company, nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
Comprehensive Loss
Comprehensive loss includes net loss to common stockholders as well as other changes in equity that result from transactions and economic events other than those with stockholders. There was no difference between comprehensive loss and net loss to common stockholders for the periods presented.
Recently Issued and Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company beginning January 1, 2024. The adoption of this standard did not have a material impact on our condensed consolidated financial statements as of March 31, 2024.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). Under ASU 2021-08, an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contract with Customers (“ASC 606”). The guidance is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2021-08 on January 1, 2024 on a prospective basis.
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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Percentage of Patient Services Net Revenue:
Payor A	N/A	11%
Payor B	15%	15%
There was no concentration of gross receivables of patient services revenue on a percentage basis for major payors at March 31, 2024 and December 31, 2023.
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Percentage of Direct Costs:
Vendor A	98%	99%
The concentration of gross payables on a percentage basis for major payors at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Percentage of Gross Payables:
Vendor A	75%	70%

Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of March 31, 2024 and December 31, 2023 consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Oral drug accounts receivable (Dispensary)	$12,380	$2,914
Capitated accounts receivable (Patient Services)	1,791	1,757
FFS accounts receivable (Patient Services)	35,230	30,173
Clinical trials accounts receivable	2,977	2,595
Other trade receivables	6,382	4,921
Total	$58,760	$42,360
The Company adopted ASU 2016-13, as amended, effective January 1, 2023, and determined no allowance for credit losses was required as of that date. No allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023.
As of January 1, 2023, the accounts receivable balance amounted to $39,816.
During the three months ended March 31, 2024 and 2023, the Company had net bad debt recoveries of $0 and $10, respectively, and bad debt expense of $0 and $11, respectively. Bad debt write-offs were a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended March 31,
	2024	2023
Patient services
Capitated revenue	$17,667	$16,568
FFS revenue	34,786	33,705
Subtotal	52,453	50,273
Dispensary revenue	39,679	24,240
Clinical research trials and other revenue	2,534	1,679
Total	$94,666	$76,192
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of March 31, 2024, January 1, 2023, and December 31, 2023. Refer to Note 4 for accounts receivable as of March 31, 2024 and December 31, 2023.

Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of March 31, 2024 and December 31, 2023, contract liabilities amounted to $964 and $545, respectively. As of January 1, 2023, the contract liabilities amounted to $1,139. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to amounts not being material. During the periods ended March 31, 2024 and 2023, the Company recognized revenue of $0 and $264, respectively, related to deferred capitation revenue received (contract liability) as of the beginning of each respective period.
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
The Company’s inventories as of March 31, 2024 and December 31, 2023 were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Oral drug inventory	$3,424	$3,640
IV drug inventory	8,130	10,038
Total	$11,554	$13,678
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounts for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. The Company’s investments in marketable securities at March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$12,902	$—	$(1)	$12,901
Marketable securities:
Short-term U.S. Treasuries	$29,825	$—	$(48)	$29,777
Total available for sale securities	$42,727	$—	$(49)	$42,678

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$22,778	$5	$—	$22,783
Marketable securities:
Short-term U.S. Treasuries	$49,501	$—	$(134)	$49,367
Total available for sale securities	$72,279	$5	$(134)	$72,150

The contractual maturities of the Company's investments in cash equivalents and marketable securities as of March 31, 2024 and December 31, 2023 is as follows:

March 31, 2024 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$12,901	$—	$—	$12,901
Marketable securities:
Short-term U.S. Treasuries	29,777	$—	$—	29,777
Total available for sale securities	$42,678	$—	$—	$42,678

December 31, 2023 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$22,783	$—	$—	$22,783
Marketable securities:
Short-term U.S. Treasuries	49,367	—	—	49,367
Total available for sale securities	$72,150	$—	$—	$72,150
The Company recorded a net unrealized loss of $81 for the three months ended March 31, 2024. At March 31, 2024, two securities were in an unrealized loss position. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the risk of an upcoming recession and monetary policy. The Company does not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery.
Accrued interest receivable on cash equivalents and marketable securities was $60 and $242, respectively, at March 31, 2024 and December 31, 2023, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at March 31, 2024 and December 31, 2023:

	March 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$12,901	$—	$12,901	—
Marketable securities	29,777	—	29,777	—
Financial liabilities:
Derivative warrant liabilities	$636	$—	$636	$—
Conversion option derivative liabilities	3,082	—	—	3,082
Contingent consideration liability	1,980	—	1,980	—
There were no transfers between levels for the three months ended March 31, 2024.
As of December 31, 2023, derivative warrant liabilities of $636 were transferred from a Level 3 to a Level 2 financial instrument as a result of the valuation being based on the market price of our public warrants, which management considers to be a similar and comparable instrument, as compared to the previous valuation which was based on the Binomial Lattice Model.

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$22,783	$—	$22,783	$—
Marketable securities	49,367	—	49,367	—
Financial liabilities:
Derivative warrant liabilities	$636	$—	$636	$—
Conversion option derivative liabilities	3,082	—	—	3,082
Contingent consideration liability	1,944	—	1,944	—
Non-recurring fair value measurement:
Goodwill	$7,230	—	—	$7,230
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
The Company measures goodwill at fair value on a nonrecurring basis and classifies goodwill within Level 3 of the fair value hierarchy. Due to significant declines in the Company's share price during the three months ended March 31, 2023, the Company performed a quantitative analysis of impairment over goodwill and determined goodwill was impaired. As a result, the Company recorded an impairment charge of $16,867. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rates ranging from 45.0% to 55.0% and various revenue growth rates utilized in the financial forecast of future cash flows. Additionally, it was concluded in connection with the preparation of these financial statements that, based on the results of our most recent qualitative assessment performed for the three months ended March 31, 2024, there was no impairment of goodwill recorded for the three months ended March 31, 2024.
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis at March 31, 2024:

(in thousands)	Derivative Earnout Liabilities	Conversion Option Derivative Liabilities
Balance at December 31, 2022	$803	$3,960
Decrease in fair value included in other expense	(803)	(878)
Balance at December 31, 2023	$—	$3,082
Change in fair value included in other expense	—	—
Balance at March 31, 2024	$—	$3,082
As of March 31, 2024 and December 31, 2023, the conversion option derivative and earnout liabilities were valued using a Binomial Lattice and Monte-Carlo Simulation Model, respectively, which is considered to be a Level 3 fair value measurements. The derivative warrant liabilities were valued using the public warrant trading price, which is considered to be a Level 2 fair value measurement, and the contingent consideration liability was valued using a present value factor, which is considered to be a Level 2 fair value measurement. A summary of the Level 3 fair value measurements inputs used in the valuations is as follows:

	March 31, 2024
	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liabilities
Unit price	$1.58	$1.58	$1.58	$1.58
Term (in years)	0.62	0.62	3.36	3.36
Volatility	65.20%	65.20%	73.10%	73.10%
Risk-free rate	5.20%	5.20%	4.30%	4.30%
Dividend yield	—	—	—	—
Cost of equity	16.50%	16.50%	—	—

	December 31, 2023
	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$2.04	$2.04	$2.04	$2.04
Term (in years)	0.87	0.87	3.61	3.61
Volatility	49.40%	49.40%	58.60%	58.60%
Risk-free rate	4.90%	4.90%	3.90%	3.90%
Dividend yield	—	—	—	—
Cost of equity	16.90%	16.90%	0.00%	0.00%
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

Property and equipment, net, consist of the following:

(in thousands)	Useful lives	March 31, 2024	December 31, 2023
Computers and software	60 months	$3,433	$3,035
Office furniture	84 months	738	724
Leasehold improvements	Shorter of lease term or estimated useful life	9,672	9,214
Medical equipment	60 months	2,144	2,082
Construction in progress		1,695	1,801
Finance lease ROU assets	Shorter of lease term or estimated useful life	207	207
Less: accumulated depreciation		(6,894)	(6,180)
Total property and equipment, net		$10,995	$10,883
Depreciation expense for the three months ended March 31, 2024 and 2023 was $715 and $541, respectively.
Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Compensation, including bonuses, fringe benefits, and payroll taxes	$6,951	$5,518
Contract liabilities	964	545
Directors and officers insurance premiums	—	1,002
Deferred acquisition and contingent consideration (see Note 16)	2,261	2,206
Accrued interest	1,112	1,124
Other liabilities	7,075	3,601
Total accrued expenses and other current liabilities	$18,363	$13,996
Contract liabilities as of March 31, 2024 and December 31, 2023 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $1,250 financing arrangement in November 2023 with a maturity date of August 2024 at 8.75% annual interest rate to pay 10 monthly principal payments of approximately $122 in premiums for directors’ and officers’ (“D&O”) insurance coverage through November 2024 to protect against such losses on November 12, 2021. The principal outstanding balance was $1,002 as of December 31, 2023. As of March 31, 2024, the remaining D&O principal balance was paid in full.
Note 10. Leases
The Company leases clinics, office buildings, and certain equipment under noncancellable financing and operating lease agreements that expire at various dates through June 2033. See Note 2 for a summary of the Company’s policies relating to leases.
The initial terms of operating leases range from 1 to 10 years and certain leases provide for free rent periods, periodic rent increases, and renewal options. Monthly payments for these leases range from $0 to $62. All lease agreements generally require the Company to pay maintenance, repairs, property taxes, and insurance costs, which are generally variable amounts based on actual costs incurred during each applicable period.

The Company has determined that periods covered by options to extend the Company's leases are excluded from the lease terms as it is not reasonably certain the Company will exercise such options.
Lease Expense
The components of lease expense were as follows for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease costs:	$1,988	$1,762
Finance lease costs:
Amortization of ROU asset	$10	$20
Interest expense	$2	$3
Other lease costs:
Short-term lease costs	$—	$31
Variable lease costs	$361	$274
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to March 31, 2024 are as follows:

(in thousands)	Operating Leases	Finance Leases
2024 (remaining nine months)	$6,218	$36
2025	7,825	42
2026	7,319	39
2027	5,866	29
2028	4,007	—
Thereafter	6,243	—
Total future lease payment	$37,478	$146
Less: amount representing interest	(6,028)	(15)
Present value of future lease payment (lease liabilities)	$31,450	$131
Reported as:
Lease liabilities, current	$6,390	$41
Lease liabilities, noncurrent	25,060	90
Total lease liabilities	$31,450	$131
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (in years)
Operating	5.14	5.19
Finance	3.29	3.56
Weighted-average discount rate
Operating	6.54%	5.23%
Finance	6.50%	6.05%

Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the three months ended March 31, 2024 and 2023.

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$73	$1,581
Financing cash payments for finance leases	12	21
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$99	$1,550
Finance leases	—	3
Lease Modifications
During, the three months ended March 31, 2024, the Company had no lease modifications.
During the three months ended March 31, 2023, the Company expanded its lease space for one clinic in California. This expansion constitutes a lease modification that qualifies as a change of accounting for the original lease and not a separate contract. Accordingly, in the three months ended March 31, 2023, the Company recognized the difference of $491 as an increase to the operating lease liability; $500 net of lease incentives, as an increase to operating lease right-of-use asset, and $9 as an increase to rent expense.
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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain a minimum unrestricted cash and cash equivalent balance of $40,000 and a minimum net quarterly revenues of $75,000 during fiscal year 2024; and $100,000 during fiscal year 2025. Cash Equivalents as defined by the Facility Agreement means (a) any readily-marketable securities (i) issued by, or directly, unconditionally and fully guaranteed or insured by the United States federal government or (ii) issued by any agency of the United States federal government the obligations of which are fully backed by the full faith and credit of the United States federal government, (b) any readily-marketable direct obligations issued by any other agency of the United States federal government, any state of the United States or any political subdivision of any such state or any public instrumentality thereof, in each case having a rating of at least “A-1” from S&P or at least “P-1” from Moody’s, (c) any commercial paper rated at least “A-1” by S&P or “P-1” by Moody’s and issued by any person organized under the laws of any state of the United States, (d) any United States dollar-denominated time deposit, insured certificate of deposit, overnight bank deposit or bankers’ acceptance issued or accepted by any commercial bank that (A) is organized under the laws of the United States, any state thereof or the District of Columbia, (B) is “adequately capitalized” (as defined in the regulations of its primary federal banking regulators) and (C) has Tier 1 capital (as defined in such regulations) in excess of $250,000 and (e) shares of any United States money market fund that (i) has substantially all of its assets invested continuously in the types of investments referred to in clause (a), (b), (c) and/or (d) above with maturities as set forth in the proviso below, (ii) has net assets in excess of $500,000 and (iii) has obtained from either S&P or Moody’s the highest rating obtainable for money market funds in the United States; provided, however, that the maturities of all obligations specified in any of clause (a), (b), (c) and (d) above shall not exceed one year. Additionally, the registration rights agreement between the Company and certain stockholders of Legacy TOI and DFPH entered into in connection with the Business Combination requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of March 31, 2024.
Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of a predefined formula, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of March 31, 2024. No Conversion Shares were issued as of March 31, 2024 and December 31, 2023.
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
As of March 31, 2024 and December 31, 2023, there were no Convertible Note Warrants outstanding.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 3.36 years remain).
The total issuance costs of $4,924 was allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,260 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 3.36 years remain).
Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of March 31, 2024 and December 31, 2023 consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
Senior Secured Convertible Note, due August 9, 2027	$110,000	$110,000
Less: Unamortized debt issuance costs	2,718	2,875
Less: Unamortized debt discount	18,897	20,299
Long-term debt, net of unamortized debt discount and issuance costs	$88,385	$86,826
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the three months ended March 31, 2024 and 2023, the effective yield was 13.38%. The amount of debt issuance costs included in interest expense for the three months ended March 31, 2024 and 2023 was $1,559 and $1,523, respectively. The Company had interest expense of $1,112 and $1,100 on the Credit Agreement term loan for the three months ended March 31, 2024 and 2023, respectively. There was $1,100 accrued interest as of March 31, 2024 and 2023. There was $1,124 accrued interest as of December 31, 2023.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of March 31, 2024:

(in thousands)
2024 (remaining nine months)	$—
2025	—
2026	—
2027	110,000
Total debt	$110,000
Note 12. Income Taxes
The Company recorded income tax expense of $0 for the three months ended March 31, 2024, as compared to income tax expense of $44 for the three months ended March 31, 2023. The decrease of $44, in income tax expense is primarily related to the corresponding change in the valuation allowance for TOI. The Company's effective tax rate increased to 0.00% for the three months ended March 31, 2024, from (0.15)% for the three months ended March 31, 2023.
The Company's effective tax rate for the three months ended March 31, 2024 was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the change in the valuation allowance, partially offset by non-deductible expenses.
Note 13. Stockholders' Equity
Common Stock
As of March 31, 2024, there were 76,046,694 shares issued and 74,312,920 shares outstanding of common stock. As of December 31, 2023, there were 75,879,025 shares issued and 74,145,251 shares outstanding of common stock.
Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of March 31, 2024 and December 31, 2023.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date and as of December 31, 2021, there were 163,510 shares of preferred stock outstanding. As of March 31, 2024 and December 31, 2023, there were 165,045 shares of preferred stock outstanding.

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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of March 31, 2024.
Assumed Public Warrants and Private Placement Warrants
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of March 31, 2024, there are 5,749,986 public warrants outstanding and 3,177,542 private placement warrants outstanding.
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
The total number of common shares for which Stock Options may be granted under the 2021 Plan shall not exceed 15,640,000.
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
As of March 31, 2024, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 6,281,181. There were no Stock Options granted for the three months ended March 31, 2024.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the units granted during the three months ended March 31, 2023 Stock Options are provided in the following table:

March 31, 2023
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	64.00%
Risk-free rate	3.40%
Expected term (years)	6.25
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the three months ended March 31, 2024 and 2023 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2024	8,525,262	$1.74
Granted	—	—
Exercised	(84,649)	0.86
Forfeited	(59,776)	1.38
Expired	—	—
Balance at March 31, 2024	8,380,837	$1.76	6.80	$5,006
Vested Options Exercisable at March 31, 2024	5,178,613	$1.49	6.04	$3,295

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2023	8,049,474	$2.14
Granted	1,948,354	0.48
Exercised	—	—
Forfeited	(163,414)	3.20
Expired	(1,747)	1.08
Balance at March 31, 2023	9,832,667	$1.79	8.02	$384
Vested Options Exercisable at March 31, 2023	3,271,151	$1.33	6.68	$—
Total share-based compensation expense during the three months ended March 31, 2024 and 2023 was $2,507 and $2,707, respectively.
At March 31, 2024, there was $7,939 of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.21 years as of March 31, 2024. During the three months ended March 31, 2024, the Company received $73 in cash and no tax benefit from the stock options exercised. The total fair value of common shares vested during the three months ended March 31, 2024 and 2023 was $1,041 and $281, respectively.
Restricted Stock Units (“RSUs”)
The Company’s has 1,976,406 and 2,176,422 RSU’s outstanding as of March 31, 2024 and December 31, 2023, respectively. The RSU’s are service vesting and are valued based on the fair value of the Company’s common stock at the date of grant. The weighted-average grant date fair values of the RSUs granted during three months ended March 31, 2024 and 2023, were determined to be $2.14 and $0.48, respectively, based on the fair value of the Company’s common share at the grant date.
A summary of the activity for the RSUs for the three months ended March 31, 2024 and 2023, respectively, are shown in the following table:

	Three Months Ended March 31,
	2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,176,422	$3.50	2,106,540	$7.25
Granted	6,787	2.14	1,863,539	0.48
Vested	(83,020)	10.90	(331,675)	4.12
Forfeited	(123,783)	6.71	(56,427)	6.63
Unvested at end of year	1,976,406	$2.98	3,581,977	$10.98
The total share-based compensation expense related to RSUs was $1,545 and $2,088, respectively, during the three months ended March 31, 2024 and 2023 related to the RSUs.
As of March 31, 2024 there was $4,426 of unrecognized compensation expense related to the RSUs and RSAs that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.77 years as of March 31, 2024. As of March 31, 2024, 83,020 of the RSUs have vested and zero were net settled to cover the required withholding tax upon vesting.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of TOI to issue RSUs of the Company (“Medical RSUs”). Vesting on each annual Medical RSU award is dependent on the participant performing a specified minimum number of service hours during the calendar year (“One-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first quarter of the calendar year following the one-Year Term. During the three months ended March 31, 2024 and 2023, zero and 8,317 Medical RSU awards were granted.
The number of Medical RSUs granted to each such participant is determined by dividing a fixed monetary value by the trailing five-day closing price per share of the Common Stock preceding the grant date. Due to the calculation, some Medical RSU awards are liability-classified whereas other Medical RSU awards have a fixed number of shares and are equity-classified. There were no unvested equity-classified Medical RSU awards outstanding as of March 31, 2024 or March 31, 2023.

A summary of the activity for the equity-classified Medical RSUs for the three months ended March 31, 2024 and 2023, respectively, is shown in the following table:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	—	147,470
Granted	—	8,317
Vested	—	(155,787)
Forfeited	—	—
Balance at end of period	—	—
Total compensation costs for Medical RSUs was $0 and $58 for the three months ended March 31, 2024 and 2023, respectively. As of December 31, 2023, all Medical RSUs had vested.
Earnout Shares granted to Employees
In connection with the Business Combination in 2019, The Company issued Employee Earnout Shares. Employee Earnout Shares vests upon the Company common stock achieving the price per share as provided for in the agreement, so long as the optionee has remained continuously employed by the Company at that date and may be subject to other vesting requirements.

A summary of the activity for the Employees Earnout Shares for the three months ended March 31, 2024 and 2023 is shown in the following table:

	Three Months Ended March 31,
	2024	2023
Outstanding at beginning of period	1,401,064	1,417,632
Granted	—	—
Vested	—	—
Forfeited	—	(16,568)
Outstanding at end of period	1,401,064	1,401,064
The total share-based compensation expense during the three months ended March 31, 2024 and 2023 was $35 and $112, related to the Employees Earnout Shares, respectively.
As of March 31, 2024, there was $35 of unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest. That cost is expected to be recognized over a weighted average period of 0.09 years as of March 31, 2024. As of March 31, 2024, none of the Employee Earnout Shares have vested.
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
Indemnities
The Company’s Amended and Restated Certificate of Incorporation and and amended and restated bylaws require it, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines, and settlements, paid by the individual in connection with any action, suit, or proceeding arising out of the individual’s status or service as its director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessor in connection with its facility lease for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments it could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of March 31, 2024 and December 31, 2023.
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
Note 16. Business Combinations
During the year ended December 31, 2023, the Company closed on two business combinations. There were no business combinations or asset acquisitions during the three months ended March 31, 2024.
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

The Southland Practice Acquisition was determined to constitute a business combination in accordance with ASC 805. The deferred cash consideration liability will be remeasured at each reporting period until the contingent milestone is achieved or the liability is settled. Any changes in the fair value of the deferred cash consideration liability will be provisionally recognized in the Condensed Consolidated Statements of Operations. The Company recognized $36 and $131 for the three months ended March 31, 2024 and for the year ended December 31, 2023, respectively, in the Condensed Consolidated Statements of Operations for the change in fair value for the deferred cash consideration liability. The fair value of the deferred cash consideration liability was $1,980 and $1,944 at March 31, 2024 and December 31, 2023, respectively.

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
There were no acquisition costs for the three months ended March 31, 2024 and 2023, respectively, that would be recorded as “General and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the provisional fair values assigned to identifiable assets acquired and liabilities assumed.

(in thousands)	Southland provisional	Bolsa provisional	Total
Consideration:
Cash	$4,300	$157	$4,457
Deferred	1,813	—	1,813
Fair value of total consideration transferred	6,113	157	6,270
Estimated fair value of identifiable assets acquired and liabilities assumed:
Inventory	$—	$32	$32
Property and equipment	590	12	602
Operating right of use assets	4,246	44	4,290
Clinical contracts and noncompetes	2,844	113	2,957
Goodwill	2,679	—	2,679
Total assets acquired	10,359	201	10,560
Current portion of operating lease liabilities	378	27	405
Operating lease liabilities	3,868	17	3,885
Total liabilities assumed	4,246	44	4,290
Net assets acquired	$6,113	$157	$6,270
The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. The fair values assigned to the assets acquired are based on estimates and assumptions from data that is readily available.
The Company recognized $12,930 cumulative revenue and $2,244 cumulative net income in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 related to clinical practices acquired in prior year.
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
The condensed consolidated financial statements include the accounts of TOI and its subsidiaries and VIEs. All inter-company profits, transactions, and balances have been eliminated upon consolidation. The following summarizes the assets and liabilities of the VIEs included in the accompanying condensed consolidated balance sheets.

(in thousands)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$2,046	$2,282
Accounts receivable, net	58,760	45,175
Other receivables	129	129
Inventories	11,554	13,646
Prepaid expenses and other current assets	1,227	1,136
Total current assets	73,716	62,368

(in thousands)	March 31, 2024	December 31, 2023
Property and equipment, net	95	105
Other assets	533	525
Intangible assets, net	5,580	5,628
Goodwill	2,679	2,679
Total assets	$82,603	$71,305
Liabilities
Current liabilities:
Accounts payable	$18,719	$12,729
Accrued expenses and other current liabilities	11,972	8,413
Amounts due to affiliates	210,592	189,048
Total current liabilities	241,283	210,190
Other non-current liabilities	117	211
Deferred income taxes liability	21	21
Total liabilities	$241,421	$210,422
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
Intangible Assets
As of March 31, 2024, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(10,524)	$11,667
Trade names	10 years	6,650	(2,757)	3,893
Clinical contracts and noncompete agreements	8 years	3,191	(1,620)	1,571
Total intangible assets		$32,032	$(14,901)	$17,131
As of December 31, 2023, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(10,014)	$12,177
Trade names	10 years	6,650	(2,594)	4,056
Clinical contracts and noncompete agreements	8 years	3,191	(1,520)	1,671
Total intangible assets		$32,032	$(14,128)	$17,904

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of March 31, 2024 is as follows:

(in thousands)	Amount
Year ending December 31:
2024 (remaining nine months)	$2,321
2025	3,091
2026	3,060
2027	2,933
2028	2,828
Thereafter	2,898
Total	$17,131
The aggregate amortization expense during the three months ended March 31, 2024 and 2023 was $774 and $728, respectively.
Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of March 31, 2024 and December 31, 2023 is as follows:

(in thousands)	March 31, 2024	December 31, 2023
Patient services	$2,679	$2,679
Dispensary	4,551	4,551
Clinical trials & other	—	—
Total goodwill	$7,230	$7,230
The changes in the carrying amount of goodwill for the three months ended March 31, 2024 and for the year ended December 31, 2023 are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Balance as of January 1	$7,230	$21,418
Goodwill acquired	—	2,679
Goodwill impairment charges (see Note 2 and Note 7)	—	(16,867)
The end of the period	$7,230	$7,230
Note 19. Net Loss Per Share
The following table sets forth the computation of the Company's basic net loss per share to common stockholders for the three months ended March 31, 2024 and 2023.

(in thousands, except share data)	Three Months Ended March 31,
	2024	2023
Net loss attributable to TOI	$(19,889)	$(29,998)
Less: Deemed dividend	—	—
Net loss attributable to TOI available for distribution	(19,889)	(29,998)
Net loss attributable to participating securities, basic	(3,617)	(5,504)
Net loss attributable to common stockholders, basic	$(16,272)	$(24,494)
Weighted average common shares outstanding, basic	74,234,287	73,449,132
Net loss income per share attributable to common stockholders, basic	$(0.22)	$(0.33)

The following table sets forth the computation of the Company's diluted net loss per share to common stockholders for the three months ended March 31, 2024 and 2023.

(in thousands, except share data)	Three Months Ended March 31,
	2024	2023
Net loss attributable to TOI	$(19,889)	$(29,998)
Less: Deemed dividend	—	—
Net loss attributable to TOI available for distribution	(19,889)	(29,998)
Net loss attributable to participating securities, diluted	(3,617)	(5,504)
Net loss attributable to common stockholders, diluted	$(16,272)	$(24,494)
Weighted average common shares outstanding, basic	74,234,287	73,449,132
Dilutive effect of stock options	—	—
Weighted average shares outstanding, diluted	74,234,287	73,449,132
Net loss per share attributable to common stockholders, diluted	$(0.22)	$(0.33)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Convertible note	12,839,967	12,839,967
Stock options	8,380,837	9,832,667
RSUs	1,976,406	3,581,977
Medical RSUs	—	447,012
Earnout Shares	1,401,064	1,401,064
Public Warrants	5,749,986	5,749,986
Private Warrants	3,177,542	3,177,542
Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended March 31,
	2024	2023
Revenue
Patient services	$52,453	$50,273
Dispensary	39,679	24,240
Clinical trials & other	2,534	1,679
Consolidated revenue	$94,666	$76,192

Direct costs
Patient services	$49,497	$42,814
Dispensary	32,809	19,145
Clinical trials & other	391	134
Total segment direct costs	$82,697	$62,093

Depreciation expense
Patient services	$515	$406

(in thousands)	Three Months Ended March 31,
	2024	2023
Dispensary	31	16
Total segment depreciation expense	$546	$422

Amortization of intangible assets
Patient services	$718	$675
Clinical trials & other	55	52
Total segment amortization	$773	$727

Operating income
Patient services	$1,723	$6,378
Dispensary	6,839	5,079
Clinical trials & other	2,088	1,493
Total segment operating income	$10,650	$12,950

Goodwill impairment charges
Patient services	$—	$16,235
Clinical trials & other	—	632
Total impairment charges	$—	$16,867

Selling, general and administrative expense	$28,452	$28,830
Non-segment depreciation and amortization	170	120
Total consolidated operating loss	$(17,972)	$(32,867)

(in thousands)	March 31, 2024	December 31, 2023
Assets
Patient services	$77,996	$73,551
Dispensary	18,256	8,378
Clinical trials & other	9,884	8,878
Non-segment assets	98,396	118,433
Total assets	$204,532	$209,240

Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees and expenses. Related party payments for the three months ended March 31, 2024 and 2023 were as follows:

(in thousands)		Three Months Ended March 31,
	Type	2024	2023
American Institute of Research	Consulting	$—	$15
Karen M Johnson	Board Fees	19	13
Anne M. McGeorge	Board Fees	19	13
Mohit Kaushal	Board Fees	19	15
Ravi Sarin	Board Fees	—	13
Maeve O'Meara Duke	Board Fees	19	13
M33 Growth LLC (Gabe Ling)	Board Fees	21	13
Mark L. Pacala	Board Fees	19	13
Richy Agajanian MD	Clinical Trials	—	2
Brad Hively	Board Fees	19	—
Total		$135	$110
There are no outstanding related party balances at March 31, 2024 and December 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the unaudited condensed consolidated financial statements and the related notes that are included elsewhere in this Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" (Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on March 28, 2024. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.
Unless the context dictates otherwise, references in this Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to The Oncology Institute, Inc., a Delaware corporation (“TOI”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices that serve patients at 87 clinic locations across 14 markets and four states throughout the United States. Our community-based oncology practices are staffed with 137 oncologists and advanced practice providers. 73 of these clinics are staffed with 126 providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs", which provided care for more than 64,000 patients in 2024 and managed a population of approximately 2.0 million patients under value-based agreements as of March 31, 2024. The Company also provides management services on behalf of 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
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

	Three Months Ended March 31,
	2024	2023
Revenue
Patient services	55.4%	66.0%
Dispensary	41.9%	31.7%
Clinical trials & other	2.7%	2.2%
Total operating revenue	100.0%	99.9%
Operating expenses
Direct costs – patient services	52.3%	56.2%
Direct costs – dispensary	34.7%	25.1%
Direct costs – clinical trials & other	0.4%	0.2%
Goodwill impairment charges	0.0%	22.1%
Selling, general and administrative expense	30.1%	37.8%
Depreciation and amortization	1.6%	1.7%
Total operating expenses	119.1%	143.1%
Loss from operations	(19.1)%	(43.2)%
Other non-operating expense (income)
Interest expense, net	2.1%	1.9%
Change in fair value of derivative warrant liabilities	—%	(0.2)%
Change in fair value of earnout liabilities	—%	(1.0)%
Change in fair value of conversion option derivative liabilities	—%	(4.4)%
Other, net	(0.1)%	(0.2)%
Total other non-operating (income) loss	2.0%	(3.9)%
Loss before provision for income taxes	(21.1)%	(39.3)%
Income tax expense	—%	(0.1)%
Net loss	(21.1)%	(39.4)%
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Patient services	$52,453	$50,273	$2,180	4.3%
Dispensary	39,679	24,240	15,439	63.7%
Clinical trials & other	2,534	1,679	855	50.9%
Total operating revenue	$94,666	$76,192	$18,474	24.2%
Patient services
The increase in patient services revenue was primarily due to a 2.4% increase in FFS revenue as a result of practice acquisitions and an overall increase in clinic count as well as a 1.5% increase in capitation revenue due to new capitation contracts entered into during the first quarter of 2024.
Dispensary
The increase in dispensary revenue was primarily due to a 70.3% increase in the number of prescriptions filled, offset by a 3.9% decrease in the average revenue per fill.
Clinical trials & other
The increase in clinical trials and other revenue was primarily due to an increase in other revenue compared to the three months ended March 31, 2023.

Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Direct costs – patient services	$49,497	$42,814	$6,683	15.6%
Direct costs – dispensary	32,809	19,145	13,664	71.4%
Direct costs – clinical trials & other	391	134	257	191.8%
Goodwill impairment charges	—	16,867	(16,867)	N/A
Selling, general and administrative expense	28,452	28,830	(378)	(1.3)%
Depreciation and amortization	1,489	1,269	220	17.3%
Total operating expenses	$112,638	$109,059	$3,579	3.3%
Patient services cost
The increase in patient services cost was primarily due to a 9.3% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 4.7% increase in clinical payroll costs due to the growth in clinic count.
Dispensary cost
The increase in dispensary cost was primarily due to a 70.3% increase in the number of prescriptions filled and by a 0.6% increase in the average cost of the prescriptions filled.
Goodwill impairment charges
During the three months ended March 31, 2024, there were no impairment charges recorded related to goodwill. See Note 18 to the condensed consolidated financial statements for additional detail.
Selling, general and administrative expense
The decrease in selling, general and administrative expense was primarily driven by a decrease in share-based compensation expense of 3.0%, a decrease in insurance of 2.1%, and a decrease in deferred purchase price of 1.6%, offset by a 1.8% increase to real estate and development, and a 3.5% increase in office expenses related to the continued growth of our business.
Other Expenses (Income)

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense, net	$1,985	$1,443	$542	37.6%
Change in fair value of derivative warrant liabilities	—	(143)	143	(100.0)%
Change in fair value of earnout liabilities	—	(752)	752	(100.0)%
Change in fair value of conversion option derivative liabilities	—	(3,318)	3,318	N/A
Other, net	(68)	(143)	75	(52.4)%
Total other non-operating expense (income)	$1,917	$(2,913)	$4,830	(165.8)%
Interest expense, net
The increase in interest expense was the result of higher interest and amortization related to the Senior Secured Convertible Note during the first quarter of 2024, offset by accretion related to marketable treasury securities.
Change in fair value of liabilities
The decrease in non-operating (income) expense was primarily due to no changes in the fair value of earnout liabilities, derivative warrant, and conversion option derivative liabilities for the three months ended March 31, 2024, compared to a gain of $4,213 as a result of an increase in the fair value of earnout liabilities, derivative warrant, and conversion option derivative liabilities for the three months ended March 31, 2023.
Other, net
The change in other, net was primarily due to unrealized gains on marketable securities compared to the same quarter in 2023.
Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2024	2023
Clinics (1)	87	77
Markets	14	15
Lives under value-based contracts (millions)	2.0	1.8
Adjusted EBITDA (in thousands) (2)	$(10,940)	$(7,363)
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
Management believes that this measure provides an additional tool to assess operational performance and trends in, and comparing our financial measures with, other similar companies, many of which present similar non-GAAP financial measures to investors. Be aware that the Company’s non-GAAP financial measure may be different from the non-GAAP financial measures used by other companies, including the Company’s competitors. The use of non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial measures determined in accordance with

GAAP. Management encourages investors and others to review the Company's financial information in its entirety, including the financial statements and the related notes thereto, and not to rely on any single financial measure.

The following tables provide a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Net loss	$(19,889)	$(29,998)	$10,109	(33.7)%
Depreciation and amortization	1,489	1,269	220	17.3%
Interest expense, net	1,985	1,443	542	37.6%
Income tax benefit	—	(26)	26	(100.0)%
Non-cash addbacks(1)	(39)	141	(180)	(127.7)%
Share-based compensation	4,087	4,965	(878)	(17.7)%
Goodwill impairment charges	—	16,867	(16,867)	N/A
Changes in fair value of liabilities	—	(4,214)	4,214	(100.0)%
Unrealized (gains) losses on investments	(82)	(143)	61	(42.7)%
Practice acquisition-related costs(2)	—	16	(16)	(100.0)%
Post-combination compensation expense(3)	130	581	(451)	(77.6)%
Consulting and legal fees(4)	176	585	(409)	(69.9)%
Infrastructure and workforce costs(5)	1,185	1,143	42	3.7%
Transaction costs(6)	18	8	10	125.0%
Adjusted EBITDA	$(10,940)	$(7,363)	$(3,577)	48.6%
(1)    During the three months ended March 31, 2024, non-cash addbacks were primarily comprised of non-cash rent of $51 and net credit losses of $12. During the three months ended March 31, 2023, non-cash addbacks were primarily comprised of net credit losses of $1 and non-cash rent of $140.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain advisory projects during the three months ended March 31, 2024. During the three months ended March 31, 2023, these fees related to advisory projects and software implementations.
(5)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $376 and $462, software implementation fees of $16 and $29, severance expenses resulting from cost rationalization programs of $10 and $15, temporary labor of $252 and $568 and legal fees related to infrastructure build out of $529 and $0 during the three months ended March 31, 2024 and 2023, respectively.
(6)    Transaction costs incurred during the three months ended March 31, 2024 and 2023 were comprised of consulting, legal, administrative and regulatory fees associated with non-recurring due diligence projects.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through debt facilities, issuances of equity securities and payments received from various payors. As of March 31, 2024, the Company had $36,055 of cash and cash equivalents and current marketable securities of $29,777.
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
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no significant changes to our material cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows
The following table presents a summary of the Company's consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Net cash and cash equivalents used in operating activities	$(15,883)	$(15,452)	$(431)	3%
Net cash and cash equivalents provided by investing activities	19,388	18,401	987	5%
Net cash and cash equivalents used in financing activities	(938)	(1,709)	771	(45)%
Net increase in cash and cash equivalents	$2,567	$1,240	$1,327	107%
Cash and cash equivalents at beginning of period	33,488	14,010	19,478	139%
Cash and cash equivalents at end of period	$36,055	$15,250	$20,805	136%
Operating Activities
Significant changes impacting net cash and cash equivalents used in operating activities for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 were as follows:
•Net loss of $19,889 for the three months ended March 31, 2024 compared to net loss of $29,998 for the three months ended March 31, 2023, primarily as the result of goodwill impairment of $16,867 for the three months ended March 31, 2023 that did not occur in the current year, and a gain of $4,213 related to the change in the fair value of liabilities for the three months ended March 31, 2023 with no change occurring in the current quarter;
•Share based compensation for the three months ended March 31, 2024 decreased by $878 compared to the three months ended March 31, 2023;
•Cash used by accounts receivable increased $10,259 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to the growth in the Company's business and overall delays in the collection of accounts receivable;
•Cash provided by accounts payable, accrued expenses and income taxes payable increased $9,956 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to an increase in vendor payables resulting from the growth in the Company's business; and
•Cash used by prepaid and other current assets increased $605 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the amortization of the D&O policy during 2024.

Investing Activities
Net cash provided by investing activities increased $987 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to increase in sales of marketable securities of $19,998, offset by purchases of $0, with lower sales of marketable securities and lesser purchases of marketable securities/investments occurring during the same period in the prior year.
Financing Activities
Net cash used in financing activities decreased $771 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to a decrease of $280 related to payments made for financing of insurance payments along with no payments related to deferred consideration liabilities related to acquisition during the three months ended March 31, 2024 as compared to $409 of payments for the three months ended March 31, 2023.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of debt servicing requirements, operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of March 31, 2024.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2024	2025-2026	2027-2028	Thereafter	Total
Convertible note[1]	$3,337	$8,922	$112,664	$—	$124,923
Operating leases	6,218	15,144	9,873	6,243	37,478
Deferred acquisition and contingent consideration	2,499	50	—	—	2,549
Other[2]	36	81	29	—	146
Total material cash requirements	$12,090	$24,197	$122,566	$6,243	$165,096
(1)    Includes principal and interest payments due.
(2)    Other is comprised of finance leases.

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
Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. The Company holds variable interests in the TOI PCs, comprised of TOI CA, TOI FL, and TOI TX all of which the Company cannot legally own due to jurisdictional laws governing the corporate practice of medicine. The TOI PCs employ physicians and other clinicians in order to provide professional services to patients of our managed clinics, and under substantially similar MSAs, we serve as the exclusive manager and administrator of the TOI PCs’ non-medical functions and services. The TOI PCs are considered variable interest entities (“VIEs”) as they do not have sufficient equity to finance their activities without additional financial support from the Company. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power), and (2) the obligation to absorb the losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power to control all financial activities of the TOI PCs, the rights to receive substantially all benefits from the VIEs, and consequently consolidates the TOI PCs. Revenues, expenses, and income along with the balance sheet accounts from the TOI PCs are included in the consolidated amounts as presented on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.
Segment Reporting
The Company presents the condensed consolidated financial statements by segment in accordance with the relevant accounting literature to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company's CODM is our Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: dispensary, patient care, and clinical trials & other.
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
Interest Rate Risk
We held cash and cash equivalents of $36,055 and current marketable securities of $29,777 as of March 31, 2024, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in our internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II - OTHER INFORMATION
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on May 14, 2024.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)