Form 10-K/A
period 2023-12-31
Oncology Institute, Inc.
filed 2024-05-22
CIK 1799191

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

EXPLANATORY NOTE TO AMENDMENT NO. 2

This Amendment No. 2 on Form 10-K/A (this “Amendment”) further amends the Annual Report on Form 10-K for the year ended December 31, 2023 of The Oncology Institute, Inc. (the “Company”), which was initially filed with the Securities and Exchange Commission on March 28, 2024 (the “Original Filing”, and as amended by that certain first amendment to the Original Filing filed on April 22, 2024, the “Original Form 10-K”). This Amendment is being filed solely to amend the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 31.1 and 31.2 to the Original Form 10-K. These amended certifications include the introductory language of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted from the Company’s certifications in the Original Form 10-K. This Amendment does not alter or affect any other part or any other information originally set forth in the Original Form 10-K. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

3

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the Annual Report on Form 10-K, as amended by this Amendment No. 2
(1)	Financial Statements: See Index to Consolidated Financial Statements, which appears on Page 61 of the Original Form 10-K.
(2)	Financial Statement Schedules: No financial statement schedules are included in the Original 10-K or this Amendment No. 2 as such schedules are not required or the information that would be included in such schedules is not material or is otherwise furnished.

(b)	Exhibits: See Index to Exhibits below.
		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

4

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized, on May 22, 2024.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date
*
Daniel Virnich	Chief Executive Officer (Principal Executive Officer)	May 22, 2024
/s/ Mihir Shah
Mihir Shah	Chief Financial Officer (Principal Financial and Accounting Officer)	May 22, 2024
*
Richard Barasch	Director	May 22, 2024
*
Karen Johnson	Director	May 22, 2024
*
Mohit Kaushal	Director	May 22, 2024
*
Gabriel Ling	Director	May 22, 2024
*
Anne McGeorge	Director	May 22, 2024
*
Maeve O’Meara	Director	May 22, 2024
*
Mark Pacala	Director	May 22, 2024
*
Brad Hively	Director	May 22, 2024

___________

* By Mihir Shah, as attorney-in-fact.