Form 10-Q/A
period 2024-03-31
Oncology Institute, Inc.
filed 2024-05-22
CIK 1799191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of May 7, 2024 the registrant had 74,437,924 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2024 of The Oncology Institute, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on May 14, 2024 (the “Original Filing”). This Amendment is being filed solely to amend the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 31.1 and 31.2 to the Original Filing. These amended certifications include the introductory language of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted from the Company’s certifications in the Original Filing. This Amendment does not alter or affect any other part or any other information originally set forth in the Original Filing. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing or modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

4

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on May 22, 2024.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)