Form 10-Q
period 2024-06-30
Oncology Institute, Inc.
filed 2024-08-13
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 6, 2024, the registrant had 75,490,489 shares of common stock outstanding.

THE ONCOLOGY INSTITUTE, INC.
Form 10-Q
For the Period Ended June 30, 2024

Page
Part I – Financial Information	4
Item 1. Financial Statements (unaudited)	4
Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	4
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023	6
Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders' Equity for the Three and Six Months Ended June 30, 2024 and 2023	7
Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2024 and 2023	8
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	54
Part II – Other Information	55
Item 1. Legal Proceedings	55
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3. Defaults Upon Senior Securities	55
Item 4. Mine Safety Disclosures	55
Item 5. Other Information	55
Item 6. Exhibits	56
Signatures	58

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,424	$33,488
Marketable securities	9,939	49,367
Accounts receivable, net	54,017	42,360
Other receivables	350	551
Inventories	11,322	13,678
Prepaid expenses and other current assets	4,157	4,049
Total current assets	116,209	143,493
Property and equipment, net	12,232	10,883
Operating right of use assets	26,992	29,169
Intangible assets, net	16,357	17,904
Goodwill	7,230	7,230
Other assets	582	561
Total assets	$179,602	$209,240
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,750	$14,429
Current portion of operating lease liabilities	6,521	6,363
Accrued expenses and other current liabilities	12,831	13,996
Total current liabilities	35,102	34,788
Operating lease liabilities, net of current portion	24,535	26,486
Derivative warrant liabilities	84	636
Conversion option derivative liabilities	514	3,082
Long-term debt, net of unamortized debt issuance costs	89,950	86,826
Other non-current liabilities	179	365
Deferred income taxes liability	32	32
Total liabilities	150,396	152,215
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 77,224,263 shares issued and 75,490,489 shares outstanding at June 30, 2024 and 75,879,025 shares issued and 74,145,251 shares outstanding at December 31, 2023	8	8
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 165,045 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	211,735	204,186
Treasury Stock at cost, 1,733,774 shares at June 30, 2024 and December 31, 2023	(1,019)	(1,019)
Accumulated deficit	(181,518)	(146,150)
Total stockholders’ equity	29,206	57,025
Total liabilities and stockholders’ equity	$179,602	$209,240

Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $75,983 and $71,305 as of June 30, 2024 and December 31, 2023, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $250,348 and $210,422 as of June 30, 2024 and December 31, 2023, respectively. See Note 17 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Patient services	$52,461	$53,426	$104,914	$103,699
Dispensary	44,440	25,196	84,119	49,436
Clinical trials & other	1,677	1,602	4,211	3,281
Total operating revenue	98,578	80,224	193,244	156,416
Operating expenses
Direct costs – patient services	46,522	44,878	96,019	87,692
Direct costs – dispensary	38,801	20,111	71,610	39,256
Direct costs – clinical trials & other	229	118	620	252
Goodwill impairment charges	—	—	—	16,867
Selling, general and administrative expense	27,872	28,726	56,324	57,556
Depreciation and amortization	1,518	1,329	3,007	2,598
Total operating expenses	114,942	95,162	227,580	204,221
Loss from operations	(16,364)	(14,938)	(34,336)	(47,805)
Other non-operating expense (income)
Interest expense, net	2,118	1,638	4,103	3,081
Change in fair value of derivative warrant liabilities	(552)	(118)	(552)	(261)
Change in fair value of earnout liabilities	—	(17)	—	(769)
Change in fair value of conversion option derivative liabilities	(2,568)	—	(2,568)	(3,318)
Other, net	117	357	49	214
Total other non-operating (income) loss	(885)	1,860	1,032	(1,053)
Loss before provision for income taxes	(15,479)	(16,798)	(35,368)	(46,752)
Income tax expense	—	(99)	—	(143)
Net loss	$(15,479)	$(16,897)	$(35,368)	$(46,895)
Net loss per share attributable to common stockholders:
Basic	$(0.17)	$(0.19)	$(0.39)	$(0.52)
Diluted	$(0.17)	$(0.19)	$(0.39)	$(0.52)
Weighted-average number of shares outstanding:
Basic	74,748,365	74,119,910	74,491,326	73,786,374
Diluted	74,748,365	74,119,910	74,491,326	73,786,374
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	75,879,025	$8	165,045	$—	$(1,019)	$204,186	$(146,150)	$57,025
Net loss	—	—	—	—	—	—	(19,889)	(19,889)
Issuance of common stock upon vesting of restricted stock units	83,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	84,649	—	—	—	—	73	—	73
Share-based compensation expense	—	—	—	—	—	4,087	—	4,087
Balance at March 31, 2024	76,046,694	$8	165,045	$—	$(1,019)	$208,346	$(166,039)	$41,296
Net loss	—	—	—	—	—	—	(15,479)	(15,479)
Issuance of common stock upon vesting of restricted stock units	1,174,868	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	2,701	—	—	—	—	2	—	2
Share-based compensation expense	—	—	—	—	—	3,387	—	3,387
Balance at June 30, 2024	77,224,263	$8	165,045	$—	$(1,019)	$211,735	$(181,518)	$29,206

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	73,265,621	$7	165,045	$—	$—	$186,250	$(63,082)	$123,175
Net loss	—	—	—	—	—	—	(29,998)	(29,998)
Issuance of common stock upon vesting of restricted stock units	488,988	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	5,229	—	5,229
Balance at March 31, 2023	73,754,609	$7	165,045	$—	$—	$191,479	$(93,080)	$98,406
Net loss	—	—	—	—	—	—	(16,897)	(16,897)
Issuance of common stock upon vesting of restricted stock units	793,607	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	4,107	—	4,107
Treasury stock purchase	—	—	—	—	(894)	—	—	(894)
Balance at June 30, 2023	74,548,216	$7	165,045	$—	$(894)	$195,586	$(109,977)	$84,722
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,368)	$(46,895)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	3,007	2,598
Amortization of debt issuance costs and debt discount	3,124	3,067
Goodwill impairment charges	—	16,867
Share-based compensation	7,474	9,072
Change in fair value of liability classified warrants	(552)	(261)
Change in fair value of liability classified earnouts	—	(769)
Change in fair value of liability classified conversion option derivatives	(2,568)	(3,318)
Realized loss on sale of investments	—	11
Unrealized (gain) loss on investments	(121)	113
Accretion of discount on investment securities	(451)	(1,589)
Deferred taxes	—	(30)
Credit losses	—	(2)
Loss on disposal of property and equipment	50	—
Changes in operating assets and liabilities:
Accounts receivable	(11,657)	(6,576)
Other receivables	201	118
Inventories	2,356	(2,907)
Prepaid expenses and other current assets	(108)	1,091
Operating right-of-use assets	2,177	3,125
Other assets	(21)	(80)
Accounts payable	898	3,751
Current and long-term operating lease liabilities	(1,793)	(2,529)
Accrued expenses and other current liabilities	1,976	1,350
Income taxes payable	—	1
Other non-current liabilities	(167)	(320)
Net cash and cash equivalents used in operating activities	(31,543)	(24,112)
Cash flows from investing activities:
Purchases of property and equipment	(2,436)	(2,776)
Cash paid for practice acquisitions, net	—	(4,300)
Purchases of marketable securities/investments	—	(9,747)
Sales of marketable securities/investments	40,000	60,127
Net cash and cash equivalents provided by investing activities	37,564	43,304
Cash flows from financing activities:
Payments made for financing of insurance payments	(1,002)	(2,576)
Payment of deferred consideration liability for acquisition	(2,140)	(759)
Principal payments on financing leases	(18)	(81)
Common stock repurchase	—	(894)
Common stock issued for options exercised	75	—
Net cash and cash equivalents used in financing activities	(3,085)	(4,310)
Net increase in cash and cash equivalents	2,936	14,882
Cash and cash equivalents at beginning of period	33,488	14,010
Cash and cash equivalents at end of period	$36,424	$28,892
Supplemental disclosure of noncash investing and financing activities:
Deferred consideration as part of practice acquisitions	$—	$1,813
Purchases of property and equipment included in accounts payable	$423	$—
Supplemental disclosure of cash flow information:
Cash paid for:

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2024	2023
Income taxes	$—	$170
Interest	$2,224	$2,255
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023
(US Dollars in thousands, except share data)
Note 1. Description of the Business
Overview of the Business
The Oncology Institute, Inc. (“TOI”) was formerly known as DFP Healthcare Acquisitions Corp. ("DFPH"). The Company is a Delaware corporation originally formed in 2019 as a publicly-traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination ("Business Combination"). The Company was originally founded in 2007 and is a community oncology practice that operates value-based oncology services platforms. TOI has various wholly-owned subsidiaries, including The Oncology Institute, LLC ("TOI LLC") (which was formerly known as TOI Parent, Inc.), The Oncology Institute of Hope and Innovation Patient Safety Organization, LLC, and TOI Management, LLC (“TOI Management”). Additionally, TOI Management holds master services agreements with affiliated physician-owned professional entities ("TOI PCs") that confer controlling financial interest over the professional entities and their wholly-owned subsidiaries (TOI PCs, together with TOI, the “Company”).
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
Operationally, the Company’s medical centers provide a complete suite of medical oncology services including: physician services, in-house infusion and pharmacy, clinical trials, radiation, educational seminars, support groups, counseling, and 24/7 patient assistance. TOI’s mission is to heal and empower cancer patients through compassion, innovation and state-of-the-art medical care. The Company brings comprehensive, integrated cancer care into the community setting, including clinical trials, palliative care programs, stem cell transplants, and other care delivery models traditionally associated with non-community-based academic and tertiary care settings. In addition, the Company's consolidating subsidiary, TOI Clinical Research, LLC ("TCR"), performs cancer clinical trials through a network of cancer care specialists. TCR conducts clinical trials for a broad range of pharmaceutical and medical device companies from around the world.
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
The Company holds variable interests in TOI PCs, which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of June 30, 2024, TOI held variable interests in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), The Oncology Institute OR, a Professional Corporation ("TOI OR"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the shareholders of the Company's consolidating VIEs own a minority of the issued and outstanding shares of common stock of the Company.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates under different assumptions or conditions. Significant items subject to such estimates and assumptions include judgments related to revenue recognition, estimated accounts receivable and the allowance for credit losses, useful lives and recoverability of long-lived and intangible assets, recoverability of goodwill, fair values of acquired identifiable assets and assumed liabilities in business combinations, fair value of intangible assets and goodwill, fair value of share-based compensation, fair value of liability classified instruments, and judgments related to deferred income taxes.
For the three and six months ended June 30, 2024, due to historical Direct and Indirect Remuneration (DIR) fee run out data and low reimbursement, the Company changed its estimates for DIR fees incurred. The result of this change in estimate resulted in a decrease to the dispensary operating revenue segment and net income by approximately $2.4 million for the three and six months ended June 30, 2024.
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
The treasury stock method is used to calculate the potentially dilutive effect of stock options, RSUs, public warrants, and private placement warrants. The if-converted method is used to calculate the potentially dilutive effect of the Senior Secured Notes. In both methods, diluted net income (loss) attributable to common stockholders and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential shares of common stock that are dilutive, subject to dilution sequencing rules. The earnout shares are contingently issuable; therefore, the earnout shares are excluded from basic and diluted net income (loss) per share until the market conditions have been met (see more detail on the earnout shares in Note 14). The Medical RSUs are also contingently issuable; therefore, they are excluded from basic net income (loss) per share until the performance and service conditions have been met (see more detail in Note 14). Further, the number of contingently issuable Medical RSUs included in diluted net income (loss) per share is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive. For the periods presented, the public and private placement warrants are out of the money; therefore, the public and private placement warrants are antidilutive and excluded from diluted net loss per share.
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
The Company's fair value measurement methodology for cash and cash equivalents, accounts receivable, other receivables, and accounts payable approximates fair value because of the short maturity and high liquidity of these instruments. Fair value measurement of investment securities available for sale is based upon quoted prices from active markets, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation methodologies. Level 2 investment securities include US Treasuries purchased in the secondary market that use pricing inputs other than quoted prices in active markets and fair value is determined using pricing models or other valuation methodologies such as broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. Contingent considerations are valued using a present value factor using credit rating yields which are considered to be a Level 3 fair value measurement. Fair value measurements used for the goodwill and intangible assets are based on the discounted cash flow method within the income approach and guideline public company method to value the reporting units, which is considered to be a Level 3 fair value measurement. The unobservable inputs utilized in determining the fair value of goodwill based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant. Inputs used to calculate the fair value based on the market approach include the revenue and earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples based on guidelines for similar publicly traded companies and recent transactions. Fair value measurements of derivative warrants and earnout liabilities are based on Binomial Lattice and Monte-Carlo Simulation Models, respectively, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the derivative warrants and earnouts is the expected volatility of the common stock. Fair value measurements of the convertible note warrant and conversion option derivative liabilities are based on the Black-Derman-Toy model implemented in the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the convertible note warrant and conversion option derivative liabilities is the expected volatility of the common stock.

Cash and Cash Equivalents
Cash primarily consists of deposits with banking institutions. The Company considers all highly liquid investments that are both readily convertible into cash and mature within three months from the date of purchase to be cash equivalents.
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and customer type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. No allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023.
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
We performed a qualitative assessment for the three and six months ended June 30, 2024 and determined it was not necessary to perform the two-step quantitative analysis. We determined there was no impairment for the three and six months ended June 30, 2024.
When assessing goodwill for impairment for the six months ended June 30, 2023, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment including our share price decrease as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was likely that our reporting unit fair value was less than its carrying value and the two-step impairment test was performed. It was concluded in connection with the preparation of these financial statements that, based on the results of our assessment performed there was a goodwill impairment of $16,867 for the three months ended March 31, 2023. There was no impairment of goodwill recorded for the three and six months ended June 30, 2024. Goodwill impairment recorded for the three and six months ended June 30, 2023 was $0 and $16,867, respectively.
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
At each reporting period, the Company evaluates available-for-sale marketable securities, to the extent the fair value option is not elected, for any credit-related impairment when the fair value of the investment is less than its amortized cost. If the Company determines that the decline in fair value is below the carrying value and this decline is other-than-temporary, credit-related impairment is recognized in the Consolidated Statement of Operations in accordance with ASC 320, Debt Securities. As of June 30, 2024, there were no available-for-sale instruments for which the fair value option was not elected.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to use the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected to use the extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company, nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
Comprehensive Loss
Comprehensive loss includes net loss to common stockholders as well as other changes in equity that result from transactions and economic events other than those with stockholders. There was no difference between comprehensive loss and net loss to common stockholders for the periods presented.
Recently Issued and Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company beginning January 1, 2024. The adoption of this standard did not have a material impact on our condensed consolidated financial statements as of June 30, 2024.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The new standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide, in interim periods, all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU ("ASU 2023-07") does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company expects this ASU to only impact our disclosures with no impact to our results of operations, cash flows and financial condition.

Moreover, in December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures ("ASU 2023-09"). The new standard requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to only impact the presentation of our disclosures with no impact to our results of operations, cash flows, and financial condition.

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
The Company's investment securities portfolio is managed by a third-party vendor to provide a relatively stable source of investment income from excess liquidity while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk.
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Percentage of Patient Services Net Revenue:
Payor A	10%	10%	N/A	11%
Payor B	16%	14%	16%	15%
There was no concentration of gross receivables of patient services revenue on a percentage basis for major payors at June 30, 2024 and December 31, 2023.
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Percentage of Direct Costs:
Vendor A	99%	100%	99%	100%
The concentration of gross payables on a percentage basis for major payors at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Percentage of Gross Payables:
Vendor A	69%	70%

Note 4. Accounts Receivable
The Company’s accounts receivable consist primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of June 30, 2024 and December 31, 2023 consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Oral drug accounts receivable (Dispensary)	$10,553	$2,914
Capitated accounts receivable (Patient Services)	3,661	1,757
FFS accounts receivable (Patient Services)	30,572	30,173
Clinical trials accounts receivable	2,268	2,595
Other trade receivables	6,963	4,921
Total	$54,017	$42,360
The Company adopted ASU 2016-13, as amended, effective January 1, 2023, and determined no allowance for credit losses was required as of that date. No allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023.
As of January 1, 2023, the accounts receivable balance amounted to $39,816.
During the three and six months ended June 30, 2024, the Company had no net bad debt recoveries or bad debt expense. During the three and six months ended June 30, 2023, credit losses related to direct write-offs totaled $0 and $11, respectively. Credit losses were a result of accounts receivable on completed contracts that were deemed uncollectible during the period. During the three and six months ended June 30, 2023, the Company had recoveries of credit losses of $3 and $13, respectively
Note 5. Revenue
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Patient services
Capitated revenue	$18,702	$16,786	$36,369	$33,354
FFS revenue	33,759	36,640	68,545	70,345
Subtotal	52,461	53,426	104,914	103,699
Dispensary revenue	44,440	25,196	84,119	49,436
Clinical trials and other	1,677	1,602	4,211	3,281
Total	$98,578	$80,224	$193,244	$156,416
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of June 30, 2024, January 1, 2023, and December 31, 2023. Refer to Note 4 for accounts receivable as of June 30, 2024 and December 31, 2023.

Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of June 30, 2024 and December 31, 2023, contract liabilities amounted to $861 and $545, respectively. As of January 1, 2023, the contract liabilities amounted to $1,139. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to amounts not being material. During the six month periods ended June 30, 2024 and 2023, the Company recognized revenue of $489 and $529, respectively, related to deferred capitation revenue received (contract liability) as of the beginning of each respective period.
Remaining Unsatisfied Performance Obligations
The accounting terms for the Company’s patient services and dispensary contracts do not extend past a year in duration. Additionally, the Company applies the ‘as invoiced’ practical expedient to its clinical research contracts.
Note 6. Inventories
The Company purchases intravenous chemotherapy drugs and oral prescription drugs from various suppliers.
The Company’s inventories as of June 30, 2024 and December 31, 2023 were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Oral drug inventory	$3,953	$3,640
IV drug inventory	7,369	10,038
Total	$11,322	$13,678
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounts for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. The Company’s investments in marketable securities at June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$24,923	$—	$(3)	$24,920
Marketable securities:
Short-term U.S. Treasuries	$9,952	$—	$(13)	$9,939
Total available for sale securities	$34,875	$—	$(16)	$34,859

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$22,778	$5	$—	$22,783
Marketable securities:
Short-term U.S. Treasuries	$49,501	$—	$(134)	$49,367
Total available for sale securities	$72,279	$5	$(134)	$72,150

The contractual maturities of the Company's investments in cash equivalents and marketable securities as of June 30, 2024 and December 31, 2023 is as follows:

June 30, 2024 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$24,920	$—	$—	$24,920
Marketable securities:
Short-term U.S. Treasuries	9,939	$—	$—	9,939
Total available for sale securities	$34,859	$—	$—	$34,859

December 31, 2023 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$22,783	$—	$—	$22,783
Marketable securities:
Short-term U.S. Treasuries	49,367	—	—	49,367
Total available for sale securities	$72,150	$—	$—	$72,150
The Company recorded a net unrealized loss of $34 and a net unrealized gain of $121 for the three and six months ended June 30, 2024. At June 30, 2024, one security was in an unrealized loss position. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the risk of an upcoming recession and monetary policy. The Company does not currently intend to sell any of the securities in an unrealized loss position and further believes, it is more likely than not, that the Company will not be required to sell these securities before their anticipated recovery.
Accrued interest receivable on cash equivalents and marketable securities was $42 and $242, respectively, at June 30, 2024 and December 31, 2023, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at June 30, 2024 and December 31, 2023:

	June 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$24,920	$—	$24,920	—
Marketable securities	9,939	—	9,939	—
Financial liabilities:
Derivative warrant liabilities	$84	$—	$84	$—
Conversion option derivative liabilities	514	—	—	514
Contingent consideration liability	8	—	8	—
There were no transfers between levels for the three and six months ended June 30, 2024.
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
The Company measures goodwill at fair value on a nonrecurring basis and classifies goodwill within Level 3 of the fair value hierarchy. It was concluded in connection with the preparation of these financial statements that, based on the results of our most recent qualitative assessment performed as of June 30, 2024, there was no impairment of goodwill recorded for the three and six months ended June 30, 2024.
The following table presents information about the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis at June 30, 2024:

(in thousands)	Derivative Earnout Liabilities	Conversion Option Derivative Liabilities
Balance at December 31, 2022	$803	$3,960
Decrease in fair value included in other expense	(803)	(878)
Balance at December 31, 2023	$—	$3,082
Change in fair value included in other expense	—	(2,568)
Balance at June 30, 2024	$—	$514
As of June 30, 2024 and December 31, 2023, the conversion option derivative and earnout liabilities were valued using a Binomial Lattice and Monte-Carlo Simulation Model, respectively, which is considered to be a Level 3 fair value measurements. The derivative warrant liabilities were valued using the public warrant trading price, which is considered to be a Level 2 fair value measurement, and the contingent consideration liability was valued using a present value factor, which is considered to be a Level 2 fair value measurement. A summary of the Level 3 fair value measurements inputs used in the valuations is as follows:

	June 30, 2024
	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liabilities
Unit price	$0.46	$0.46	$0.46	$0.46
Term (in years)	0.37	0.37	3.11	3.11
Volatility	90.10%	90.10%	93.50%	93.50%
Risk-free rate	4.60%	4.60%	4.50%	4.50%
Dividend yield	—	—	—	—
Cost of equity	16.90%	16.90%	—	—

	December 31, 2023
	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$2.04	$2.04	$2.04	$2.04
Term (in years)	0.87	0.87	3.61	3.61
Volatility	49.40%	49.40%	58.60%	58.60%
Risk-free rate	4.90%	4.90%	3.90%	3.90%
Dividend yield	—	—	—	—
Cost of equity	16.90%	16.90%	0.00%	0.00%
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
Note 8. Property and Equipment, Net
The Company accounts for property and equipment at historical cost less accumulated depreciation.
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	June 30, 2024	December 31, 2023
Computers and software	60 months	$3,606	$3,035
Office furniture	84 months	763	724
Leasehold improvements	Shorter of lease term or estimated useful life	10,660	9,214
Medical equipment	60 months	2,236	2,082
Construction in progress		2,386	1,801
Finance lease ROU assets	Shorter of lease term or estimated useful life	207	207
Less: accumulated depreciation		(7,626)	(6,180)
Total property and equipment, net		$12,232	$10,883

Depreciation expense for the three months ended June 30, 2024 and 2023 was $745 and $601, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $1,460 and $1,142, respectively.
Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023 consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Compensation, including bonuses, fringe benefits, and payroll taxes	$5,155	$5,518
Contract liabilities	861	545
Directors and officers insurance premiums	—	1,002
Deferred acquisition and contingent consideration (see Note 16)	331	2,206
Accrued interest	1,124	1,124
Other liabilities	5,360	3,601
Total accrued expenses and other current liabilities	$12,831	$13,996
Contract liabilities as of June 30, 2024 and December 31, 2023 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $1,250 financing arrangement in November 2023 with a maturity date of August 2024 at 8.75% annual interest rate to pay 10 monthly principal payments of approximately $122 in premiums for directors’ and officers’ (“D&O”) insurance coverage through November 2024 to protect against such losses on November 12, 2021. The principal outstanding balance was $1,002 as of December 31, 2023. As of June 30, 2024, the remaining D&O principal balance was paid in full.
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
Lease Expense
The components of lease expense were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs:	$1,995	$1,838	$3,992	$3,600
Finance lease costs:
Amortization of ROU asset	$10	$18	$21	$38
Interest expense	$2	$3	$4	$7
Other lease costs:
Short-term lease costs	$3	$3	$4	$34
Variable lease costs	$424	$308	$785	$582

Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to June 30, 2024 are as follows:

(in thousands)	Operating Leases	Finance Leases
2024 (remaining six months)	$4,147	$24
2025	8,095	42
2026	7,596	39
2027	6,280	29
2028	4,268	—
Thereafter	6,427	—
Total future lease payment	$36,813	$134
Less: amount representing interest	(5,757)	(12)
Present value of future lease payment (lease liabilities)	$31,056	$122
Reported as:
Lease liabilities, current	$6,521	$41
Lease liabilities, noncurrent	24,535	81
Total lease liabilities	$31,056	$122
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (in years)
Operating	4.97	5.62
Finance	3.06	3.98
Weighted-average discount rate
Operating	6.56%	6.22%
Finance	6.53%	6.43%
Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the:

(in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$4,143	$3,448
Financing cash payments for finance leases	24	39
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$783	$7,593
Finance leases	—	3
Lease Modifications
During the three and six months ended June 30, 2024, the Company had no lease modifications.

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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain a minimum unrestricted cash and cash equivalent balance of $40,000 and a minimum net quarterly revenues of $75,000 during fiscal year 2024; and $100,000 during fiscal year 2025. Cash Equivalents as defined by the Facility Agreement means (a) any readily-marketable securities (i) issued by, or directly, unconditionally and fully guaranteed or insured by the United States federal government or (ii) issued by any agency of the United States federal government the obligations of which are fully backed by the full faith and credit of the United States federal government, (b) any readily-marketable direct obligations issued by any other agency of the United States federal government, any state of the United States or any political subdivision of any such state or any public instrumentality thereof, in each case having a rating of at least “A-1” from S&P or at least “P-1” from Moody’s, (c) any commercial paper rated at least “A-1” by S&P or “P-1” by Moody’s and issued by any person organized under the laws of any state of the United States, (d) any United States dollar-denominated time deposit, insured certificate of deposit, overnight bank deposit or bankers’ acceptance issued or accepted by any commercial bank that (A) is organized under the laws of the United States, any state thereof or the District of Columbia, (B) is “adequately capitalized” (as defined in the regulations of its primary federal banking regulators) and (C) has Tier 1 capital (as defined in such regulations) in excess of $250,000 and (e) shares of any United States money market fund that (i) has substantially all of its assets invested continuously in the types of investments referred to in clause (a), (b), (c) and/or (d) above with maturities as set forth in the proviso below, (ii) has net assets in excess of $500,000 and (iii) has obtained from either S&P or Moody’s the highest rating obtainable for money market funds in the United States; provided, however, that the maturities of all obligations specified in any of clause (a), (b), (c) and (d) above shall not exceed one year. Additionally, the registration rights agreement between the Company and certain stockholders of Legacy TOI and DFPH entered into in connection with the Business Combination requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of June 30, 2024.
Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of a predefined formula, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of June 30, 2024. No Conversion Shares were issued as of June 30, 2024 and December 31, 2023.
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

As of June 30, 2024 and December 31, 2023, there were no Convertible Note Warrants outstanding.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 3.11 years remain).
The total issuance costs of $4,924 was allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,260 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 3.11 years remain).
Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of June 30, 2024 and December 31, 2023 consists of the following:

(in thousands)	June 30, 2024	December 31, 2023
Senior Secured Convertible Note, due August 9, 2027	$110,000	$110,000
Less: Unamortized debt issuance costs	2,556	2,875
Less: Unamortized debt discount	17,494	20,299
Long-term debt, net of unamortized debt discount and issuance costs	$89,950	$86,826
The amortization of the debt issuance costs and debt discount was charged to interest expense for all periods presented. For the three months ended June 30, 2024 and 2023, the effective yield was 13.38%. The amount of debt issuance costs and debt discount included in interest expense for the three and six months ended June 30, 2024 was $1,565 and $3,124, respectively. The amount of debt issuance costs and debt discount included in interest expense for the three and six months ended June 30, 2023 was $1,544 and $3,067, respectively. The Company had interest expense of $1,112 and $2,224 on the Credit Agreement term loan for the three and six months ended June 30, 2024 and 2023, respectively. There was $1,124 and $1,112 of accrued interest as of June 30, 2024 and 2023, respectively. There was $1,124 accrued interest as of December 31, 2023.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of June 30, 2024:

(in thousands)
2024 (remaining six months)	$—
2025	—
2026	—
2027	110,000
Total debt	$110,000
Note 12. Income Taxes
The Company recorded income tax expense of $0 for the three and six months ended June 30, 2024, as compared to income tax expense of $99 and $143 for the three and six months ended June 30, 2023, respectively. The decrease of $143, in income tax expense is primarily related to the corresponding change in the valuation allowance for TOI. The Company's effective tax rate increased to 0.00% for the six months ended June 30, 2024, from (0.31)% for the six months ended June 30, 2023.
The Company's effective tax rate for the three and six months ended June 30, 2024 was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the change in the valuation allowance, partially offset by non-deductible expenses, as well as the Section 162(m) limitation on compensation for covered employees, and Section 163(l) limitation on interest expense related to the convertible note, all of which are non-taxable for federal income tax purposes.
Note 13. Stockholders' Equity
Common Stock
As of June 30, 2024, there were 77,224,263 shares issued and 75,490,489 shares outstanding of common stock. As of December 31, 2023, there were 75,879,025 shares issued and 74,145,251 shares outstanding of common stock.
Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of June 30, 2024 and December 31, 2023.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date and as of December 31, 2021, there were 163,510 shares of preferred stock outstanding. As of June 30, 2024 and December 31, 2023, there were 165,045 shares of preferred stock outstanding.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of June 30, 2024.
Assumed Public Warrants and Private Placement Warrants
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of June 30, 2024, there are 5,749,986 public warrants outstanding and 3,177,542 private placement warrants outstanding.
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
The Company had no repurchases in 2024. The financial impact of the share buybacks, including the change in the number of outstanding shares and its effect on earnings per share (EPS), is disclosed in the earnings per share computation in accordance with ASC 260, Earnings Per Share.
Note 14. Share-Based Compensation
Non-Qualified Stock Option Plan
On January 2, 2019, the Company issued and adopted the 2019 Non-Qualified Stock Option Plan (the “2019 Plan”) to incentivize directors, consultants, advisors, and other key employees of the Company and its subsidiaries to continue their association by providing opportunities to participate in the ownership and further growth of the Company. The 2019 Plan provides for the grant of options (the “Stock Options”) to acquire shares of common stock of the Company. In conjunction with the Business Combination, the Company amended and fully restated the 2019 Plan through the establishment of the 2021 Incentive Plan (“2021 Plan”).

Stock Options are exercised from the pool of shares designated by the appropriate Committee of the Board of Directors. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The grant date fair value of the service vesting and the performance vesting options is recognized as an expense over the requisite service period and upon the achievement of the performance condition deemed probable of being achieved, respectively. The exercise price of each Stock Option shall be determined by the Committee and may not be less than the fair market value of the shares of common stock on the date of grant. Stock Options have 10-year terms, after which they expire and are no longer exercisable.
The total number of shares of common stock for which Stock Options may be granted under the 2021 Plan shall not exceed 15,640,000.
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
As of June 30, 2024, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 5,302,886. There were 1,579,393 Stock Options granted for the six months ended June 30, 2024.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the Stock Option units granted during the six months ended June 30, 2024 and 2023 are provided in the following table:

	June 30, 2024	June 30, 2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	80.20%	64.00%
Risk-free rate	4.40%	3.40%
Expected term (years)	6.25	6.25
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the six months ended June 30, 2024 and 2023 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2024	8,525,262	$1.74
Granted	1,579,393	2.00
Exercised	(87,350)	0.86
Forfeited	(1,172,601)	2.59
Expired	(163,357)	1.26
Balance at June 30, 2024	8,681,347	$1.69	5.62	$—
Vested Options Exercisable at June 30, 2024	5,295,644	$1.52	3.55	$—

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2023	8,049,474	$2.14
Granted	1,948,354	0.48
Exercised	—	—
Forfeited	(1,014,127)	2.29
Expired	(49,442)	1.22
Balance at June 30, 2023	8,934,259	$1.76	7.51	$113
Vested Options Exercisable at June 30, 2023	3,636,200	$1.36	6.12	$—
Total share-based compensation expense during the three and six months ended June 30, 2024 was $1,989 and $4,331, respectively. Total share-based compensation expense relating to stock options during the three and six months ended June 30, 2023 was $2,553 and $5,260.
At June 30, 2024, there was $3,920 of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.96 years as of June 30, 2024. During the six months ended June 30, 2024, the Company received $75 in cash and $1 tax benefit from the stock options exercised. The total fair value of shares of common stock vested during the six months ended June 30, 2024 and 2023 was $427 and $433, respectively.
Restricted Stock Units (“RSUs”)
The Company has 1,850,881 and 2,176,422 RSUs outstanding as of June 30, 2024 and December 31, 2023, respectively. The RSUs are service vesting and are valued based on the fair value of the Company’s common stock at the date of grant. The weighted-average grant date fair values of the RSUs granted during six months ended June 30, 2024 and 2023, were determined to be $0.60 and $0.48, respectively, based on the fair value of the Company’s shares of common stock at the grant date.

A summary of the activity for the RSUs for the six months ended June 30, 2024 and 2023, respectively, are shown in the following table:

	Six Months Ended June 30,
	2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,176,422	$3.50	2,106,540	$7.25
Granted	1,381,983	0.60	1,863,539	0.48
Vested	(1,257,888)	2.27	(1,125,282)	2.88
Forfeited	(449,636)	3.77	(530,390)	5.03
Unvested at end of year	1,850,881	$2.10	2,314,407	$4.44
The total share-based compensation expense related to RSUs was $1,141 and $2,852, respectively, during the three and six months ended June 30, 2024 related to the RSUs. The total share-based compensation expense related to RSUs during the three and six months ended June 30, 2023 was $1,439 and $3,527, respectively.
As of June 30, 2024 there was $3,891 of unrecognized compensation expense related to the RSUs and RSAs that are expected to vest. That cost is expected to be recognized over a weighted average period of 3.00 years as of June 30, 2024. As of June 30, 2024, 1,257,888 of the RSUs have vested and none were net settled to cover the required withholding tax upon vesting.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of TOI to issue RSUs of the Company (“Medical RSUs”). Vesting on each annual Medical RSU award is dependent on the participant performing a specified minimum number of service hours during the calendar year (“One-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first or second quarter of the calendar year following the one-year Term. During the six months ended June 30, 2024 and 2023, 387,797 and 8,317 Medical RSU awards were granted, respectively.
The number of Medical RSUs granted to each such participant is determined by dividing a fixed monetary value by the trailing five-day closing price per share of the Common Stock preceding the grant date. Due to the calculation, some Medical RSU awards are liability-classified whereas other Medical RSU awards have a fixed number of shares and are equity-classified. There were no unvested equity-classified Medical RSU awards outstanding as of June 30, 2024 or June 30, 2023.

A summary of the activity for the equity-classified Medical RSUs for the six months ended June 30, 2024 and 2023, respectively, is shown in the following table:

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	—	147,470
Granted	387,797	8,317
Vested	(387,797)	(155,787)
Forfeited	—	—
Balance at end of period	—	—
Total compensation costs for Medical RSUs was $237 for the three and six months ended June 30, 2024. Total compensation costs for Medical RSUs was $58 for the three and six months ended June 30, 2023. As of June 30, 2024, all Medical RSUs had vested.
Earnout Shares granted to Employees
In connection with the Business Combination in 2019, the Company issued Employee Earnout Shares. Employee Earnout Shares vest upon the Company's common stock achieving the price per share as provided for in the agreement, so long as the optionee has remained continuously employed by the Company at that date and may be subject to other vesting requirements.
A summary of the activity for the Employee Earnout Shares for the six months ended June 30, 2024 and 2023 is shown in the following table:

	Six months ended June 30
	2024	2023
Outstanding at beginning of period	1,401,064	1,417,632
Granted	—	—
Vested	—	—
Forfeited	(607,056)	(16,568)
Outstanding at end of period	794,008	1,401,064
The total share-based compensation expense, related to the Employee Earnout Shares during the three and six months ended June 30, 2024 was $20 and $55, respectively. The total share-based compensation expense was $115 and $227 for the three and six months ended June 30, 2023 respectively.
As of June 30, 2024, there was $14 of unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest. That cost is expected to be recognized over a weighted average period of 0.04 years as of June 30, 2024. As of June 30, 2024, none of the Employee Earnout Shares have vested.
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

Indemnities
The Company’s Amended and Restated Certificate of Incorporation and amended and restated bylaws require it, among other things, to indemnify the respective director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines, and settlements, paid by the individual in connection with any action, suit, or proceeding arising out of the individual’s status or service as its director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessors in connection with its facility leases for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments it could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of June 30, 2024 and December 31, 2023.
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
Note 16. Business Combinations
During the year ended December 31, 2023, the Company closed on two business combinations. There were no business combinations or asset acquisitions during the six months ended June 30, 2024.

Practice Acquisitions
For the acquisition of various clinical practices, the Company applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition dates.
Southland Practice Acquisition
On June 5, 2023 ("Southland Acquisition Date"), the Company acquired certain non-clinical assets of Covina Cancer Care Medical Center Inc. d/b/a Southland Radiation Oncology Network from Arvind Lapsiwala, M.D. (“Dr. Arvind”). Intangible assets of $2,844 were provisionally recognized pursuant to the acquisition in the form of payor contracts and non-compete agreements with a weighted average amortization period of 18 and 5 years, respectively. The Company became liable for purchase consideration that consisted of $4,300 in cash paid upon closing and contingent consideration of $2,072. The deferred contingent cash consideration represents a fixed amount that is contingent upon the non-cancellation of the Transition Services Agreement by the seller. The fair value of the deferred cash consideration liability was determined to be $1,813 at the acquisition date. The contingent cash consideration is to be paid in full on the first anniversary of the transaction closing date (June 5, 2024), pending non-cancellation of the services agreement.

The Southland Practice Acquisition was determined to constitute a business combination in accordance with ASC 805. The deferred cash consideration liability will be remeasured at each reporting period until the contingent milestone is achieved or the liability is settled. Any changes in the fair value of the deferred cash consideration liability will be recognized in the Condensed Consolidated Statements of Operations. The Company recognized $36 for the three and six months ended June 30, 2024 and $131 for the year ended December 31, 2023, respectively, in the Condensed Consolidated Statements of Operations for the change in fair value for the deferred cash consideration liability. The Company paid $2 million in June 2024 in regards to the deferred cash consideration liability. The fair value of the deferred cash consideration liability was $8 and $1,944 at June 30, 2024 and December 31, 2023, respectively.

Bolsa Pharmacy Acquisition
On November 28, 2023 ("Bolsa Acquisition Date"), the Company acquired certain clinical and non-clinical assets of Bolsa Medical Pharmacy. Intangible assets of $113 were provisionally recognized pursuant to the acquisition in the form of clinical contracts and licenses with a weighted average amortization period of 10 and 2 years, respectively. The Company became liable for purchase consideration of $157 in cash paid upon closing.

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
There were no acquisition costs for the three and six months ended June 30, 2024. Acquisition costs amounted to $55 and $71 for the three and six months ended June 30, 2023, respectively, and were recorded as “General and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the fair values assigned to identifiable assets acquired and liabilities assumed.

(in thousands)	Southland	Bolsa provisional	Total
Consideration:
Cash	$4,300	$157	$4,457
Deferred	1,813	—	1,813
Fair value of total consideration transferred	6,113	157	6,270
Estimated fair value of identifiable assets acquired and liabilities assumed:
Inventory	$—	$32	$32
Property and equipment	590	12	602
Operating right of use assets	4,246	44	4,290
Clinical contracts and noncompetes	2,844	113	2,957
Goodwill	2,679	—	2,679
Total assets acquired	10,359	201	10,560
Current portion of operating lease liabilities	378	27	405
Operating lease liabilities	3,868	17	3,885
Total liabilities assumed	4,246	44	4,290
Net assets acquired	$6,113	$157	$6,270
The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired are based on estimates and assumptions from data that is readily available.
The Company recognized $19,700 and $32,630 in cumulative revenue and $3,396 and $5,640 in cumulative net income in its Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024, respectively, related to clinical practices acquired in the prior year.
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

(in thousands)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$369	$2,282
Accounts receivable, net	53,961	45,175
Other receivables	129	129
Inventories	11,322	13,646
Prepaid expenses and other current assets	1,472	1,136
Total current assets	67,253	62,368

(in thousands)	June 30, 2024	December 31, 2023
Property and equipment, net	85	105
Other assets	547	525
Intangible assets, net	5,419	5,628
Goodwill	2,679	2,679
Total assets	$75,983	$71,305
Liabilities
Current liabilities:
Accounts payable	$14,474	$12,729
Accrued expenses and other current liabilities	8,372	8,413
Amounts due to affiliates	227,456	189,048
Total current liabilities	250,302	210,190
Other non-current liabilities	25	211
Deferred income taxes liability	21	21
Total liabilities	$250,348	$210,422
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL, TOI OR, and TOI TX, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA, TOI FL TOI OR or TOI TX, however.
Note 18. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets.
Intangible Assets
As of June 30, 2024, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(11,034)	$11,157
Trade names	10 years	6,650	(2,921)	3,729
Clinical contracts and noncompete agreements	8 years	3,191	(1,720)	1,471
Total intangible assets		$32,032	$(15,675)	$16,357
As of December 31, 2023, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(10,014)	$12,177
Trade names	10 years	6,650	(2,594)	4,056
Clinical contracts and noncompete agreements	8 years	3,191	(1,520)	1,671
Total intangible assets		$32,032	$(14,128)	$17,904

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of June 30, 2024 is as follows:

(in thousands)	Amount
Year ending December 31:
2024 (remaining six months)	$1,547
2025	3,091
2026	3,060
2027	2,933
2028	2,828
Thereafter	2,898
Total	$16,357
The aggregate amortization expense during the three months ended June 30, 2024 and 2023 was $773 and $728, respectively. The aggregate amortization expense during the six months ended June 30, 2024 and 2023 was $1,547 and $1,456, respectively
Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of June 30, 2024 and December 31, 2023 is as follows:

(in thousands)	June 30, 2024	December 31, 2023
Patient services	$2,679	$2,679
Dispensary	4,551	4,551
Clinical trials & other	—	—
Total goodwill	$7,230	$7,230
The changes in the carrying amount of goodwill for the six months ended June 30, 2024 and for the year ended December 31, 2023 are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Balance as of January 1	$7,230	$21,418
Goodwill acquired	—	2,679
Goodwill impairment charges (see Note 2 and Note 7)	—	(16,867)
The end of the period	$7,230	$7,230
Note 19. Net Loss Per Share
The following table sets forth the computation of the Company's basic net loss per share to common stockholders for the three and six months ended June 30, 2024 and 2023.

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to TOI	$(15,479)	$(16,897)	$(35,368)	$(46,895)
Net loss attributable to TOI available for distribution	(15,479)	(16,897)	(35,368)	(46,895)
Net loss attributable to participating securities, basic	(2,800)	(3,077)	(6,415)	(8,572)
Net loss attributable to common stockholders, basic	$(12,679)	$(13,820)	$(28,953)	$(38,323)

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding, basic	74,748,365	74,119,910	74,491,326	73,786,374
Net loss income per share attributable to common stockholders, basic	$(0.17)	$(0.19)	$(0.39)	$(0.52)
The following table sets forth the computation of the Company's diluted net loss per share to common stockholders for the three and six months ended June 30, 2024 and 2023.

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to TOI	$(15,479)	$(16,897)	$(35,368)	$(46,895)
Net loss attributable to TOI available for distribution	(15,479)	(16,897)	(35,368)	(46,895)
Net loss attributable to participating securities, diluted	(2,800)	(3,077)	(6,415)	(8,572)
Net loss attributable to common stockholders, diluted	$(12,679)	$(13,820)	$(28,953)	$(38,323)
Weighted average common shares outstanding, basic	74,748,365	74,119,910	74,491,326	73,786,374
Weighted average shares outstanding, diluted	74,748,365	74,119,910	74,491,326	73,786,374
Net loss per share attributable to common stockholders, diluted	$(0.17)	$(0.19)	$(0.39)	$(0.52)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024		2023
Convertible note	12,839,967	12,839,967	12,839,967	—	12,839,967
Stock options	8,681,347	8,934,259	8,681,347		8,934,259
RSUs	1,850,881	2,314,407	1,850,881		2,314,407
Earnout Shares	794,008	1,401,064	794,008		1,401,064
Public Warrants	5,749,986	5,749,986	5,749,986		5,749,986
Private Warrants	3,177,542	3,177,542	3,177,542		3,177,542
Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Patient services	$52,461	$53,426	$104,914	$103,699
Dispensary	44,440	25,196	84,119	49,436
Clinical trials & other	1,677	1,602	4,211	3,281
Consolidated revenue	$98,578	$80,224	$193,244	$156,416

Direct costs

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Patient services	$46,522	$44,878	$96,019	$87,692
Dispensary	38,801	20,111	71,610	39,256
Clinical trials & other	229	118	620	252
Total segment direct costs	$85,552	$65,107	$168,249	$127,200

Depreciation expense
Patient services	$500	$446	$1,015	$852
Dispensary	30	29	61	45
Total segment depreciation expense	$530	$475	$1,076	$897

Amortization of intangible assets
Patient services	$719	$676	$1,437	$1,351
Clinical trials & other	55	53	110	105
Total segment amortization	$774	$729	$1,547	$1,456

Operating income
Patient services	$4,720	$7,426	$6,443	$13,804
Dispensary	5,609	5,056	12,448	10,135
Clinical trials & other	1,393	1,431	3,481	2,924
Total segment operating income	$11,722	$13,913	$22,372	$26,863

Goodwill impairment charges
Patient services	$—	$—	$—	$16,235
Clinical trials & other	—	—	—	632
Total impairment charges	$—	$—	$—	$16,867

Selling, general and administrative expense	$27,872	$28,726	$56,324	$57,556
Non-segment depreciation and amortization	214	125	384	245
Total consolidated operating loss	$(16,364)	$(14,938)	$(34,336)	$(47,805)

(in thousands)	June 30, 2024	December 31, 2023
Assets
Patient services	$70,709	$73,551
Dispensary	17,353	8,378
Clinical trials & other	10,017	8,878
Non-segment assets	81,523	118,433
Total assets	$179,602	$209,240

Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees and expenses. Related party payments for the three and six months ended June 30, 2024 and 2023 were as follows:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
	Type	2024	2023	2024	2023
American Institute of Research	Consulting	$—	$9	$—	$24
Karen M Johnson	Board Fees	21	12	39	25
Richard Barasch	Board Fees	5	—	5	—
Anne M. McGeorge	Board Fees	19	16	38	29
Mohit Kaushal	Board Fees	21	12	39	27
Ravi Sarin	Board Fees	—	12	—	25
Maeve O'Meara Duke	Board Fees	19	12	38	25
M33 Growth LLC (Gabe Ling)	Board Fees	19	12	40	25
Mark L. Pacala	Board Fees	20	16	39	29
Richy Agajanian MD	Clinical Trials	—	5	—	7
Brad Hively	Board Fees	19	2	38	2
Total		$143	$108	$276	$218
There are no outstanding related party balances at June 30, 2024 and December 31, 2023.

Note 22. Subsequent Events
On July 1, 2024, the Company's capitation contract with Regal Medical Group, Inc. (Regal) terminated. For the three and six months ended June 30, 2024, revenue from Regal represented approximately 5.3% and 5.0%, respectively, of the Company’s consolidated operating revenue and 10.0% and 9.2%, respectively, of the Company’s patient services segment revenue. For the three and six months ended June 30, 2023, revenue from Regal represented approximately 6.9% and 7.1%, respectively, of the Company’s consolidated operating revenue and 10.3% and 10.9%, respectively, of the Company’s patient services segment revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the unaudited condensed consolidated financial statements and the related notes that are included elsewhere in this Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" (Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on March 28, 2024. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.
Unless the context dictates otherwise, references in this Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to The Oncology Institute, Inc., a Delaware corporation (“TOI”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices that serve patients at 87 clinic locations across 14 markets and four states throughout the United States. Our community-based oncology practices are staffed with 137 oncologists and advanced practice providers. 73 of these clinics are staffed with 126 providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs", which provided care for more than 64,000 patients in 2024 and managed a population of approximately 2.1 million patients under value-based agreements as of June 30, 2024. The Company also provides management services on behalf of 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
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
Selling, general and administrative expense
Selling, general and administrative expenses include employee-related expenses, including both clinic and field support staff as well as central administrative and corporate staff. These expenses include salaries and related costs and stock-based compensation for our executives and physicians. The Company's selling, general and administrative expenses also include occupancy costs, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and business development. Following the consummation of the Business Combination, general and administrative expenses have increased, and the Company expects continued increases over time, due to the additional legal, accounting, insurance, investor relations and other costs that the Company incurs as a public company, as well as other costs associated with continuing to grow the business. While the Company expects its selling, general and administrative expenses to increase in absolute dollars in the foreseeable future. Such expenses are on average expected to decrease as a percentage of revenue over the long term.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Patient services	53.2%	66.6%	54.3%	66.4%
Dispensary	45.1%	31.3%	43.5%	31.6%
Clinical trials & other	1.7%	2.0%	2.2%	2.1%
Total operating revenue	100.0%	99.9%	100.0%	100.1%
Operating expenses
Direct costs – patient services	47.2%	55.9%	49.7%	56.1%
Direct costs – dispensary	39.4%	25.1%	37.1%	25.1%
Direct costs – clinical trials & other	0.2%	0.1%	0.3%	0.2%
Goodwill impairment charges	0.0%	—%	0.0%	10.8%
Selling, general and administrative expense	28.3%	35.8%	29.1%	36.8%
Depreciation and amortization	1.5%	1.7%	1.6%	1.7%
Total operating expenses	116.6%	118.6%	117.8%	130.7%
Loss from operations	(16.6)%	(18.7)%	(17.8)%	(30.6)%
Other non-operating expense (income)
Interest expense, net	2.1%	2.0%	2.1%	2.0%
Change in fair value of derivative warrant liabilities	(0.6)%	(0.3)%	(0.3)%	(0.2)%
Change in fair value of earnout liabilities	—%	—%	—%	(0.5)%
Change in fair value of conversion option derivative liabilities	(2.6)%	(1.3)%	(1.3)%	(2.1)%
Gain on loan forgiveness	—%	—%	—%	—%
Other, net	0.1%	0.1%	0.1%	0.1%
Total other non-operating (income) loss	(1.0)%	0.5%	0.6%	(0.7)%
Loss before provision for income taxes	(15.6)%	(19.2)%	(18.4)%	(29.9)%
Income tax expense	—%	(0.1)%	—%	(0.1)%
Net loss	(15.6)%	(19.3)%	(18.4)%	(30.0)%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Patient services	$52,461	$53,426	$(965)	(1.8)%	$104,914	$103,699	$1,215	1.2%
Dispensary	44,440	25,196	19,244	76.4%	84,119	49,436	34,683	70.2%
Clinical trials & other	1,677	1,602	75	4.7%	4,211	3,281	930	28.3%
Total operating revenue	$98,578	$80,224	$18,354	22.9%	$193,244	$156,416	$36,828	23.5%
Patient services
Three Months Ended June 30, 2024 and 2023
The decrease in patient services revenue was primarily due to a 5.7% decrease in FFS revenue offset by a 3.9% increase in capitation revenue during the second quarter of 2024.

Six Months Ended June 30, 2024 and 2023
The increase in patient services revenue was primarily due to a 2.8% increase in capitation revenue offset by a 1.8% decrease in FFS revenue.
Dispensary
Three Months Ended June 30, 2024 and 2023
The increase in dispensary revenue was primarily due to a 89.9% increase in the number of prescriptions filled primarily related to the California pharmacy, offset by a 7.1% decrease in the average revenue per fill.
Six Months Ended June 30, 2024 and 2023
The increase in dispensary revenue was primarily due to a 80.5% increase in the number of prescriptions filled primarly related to the California pharmacy, offset by a 5.7% decrease in the average revenue per fill.
Clinical trials & other
Three Months Ended June 30, 2024 and 2023
The increase in clinical trials and other revenue was primarily due to an increase in other revenue compared to the three months ended June 30, 2023.
Six Months Ended June 30, 2024 and 2023
The increase in clinical trials and other revenue was primarily due to an increase in other revenue compared to the six months ended June 30, 2023.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Direct costs – patient services	$46,522	$44,878	$1,644	3.7%	$96,019	$87,692	$8,327	9.5%
Direct costs – dispensary	38,801	20,111	18,690	92.9%	71,610	39,256	32,354	82.4%
Direct costs – clinical trials & other	229	118	111	94.1%	620	252	368	146.0%
Goodwill impairment charges	—	—	—	N/A	—	16,867	(16,867)	(100.0)%
Selling, general and administrative expense	27,872	28,726	(854)	(3.0)%	56,324	57,556	(1,232)	(2.1)%
Depreciation and amortization	1,518	1,329	189	14.2%	3,007	2,598	409	15.7%
Total operating expenses	$114,942	$95,162	$19,780	20.8%	$227,580	$204,221	$23,359	11.4%
Patient services cost
Three Months Ended June 30, 2024 and 2023
The increase in patient services cost was primarily due to a 4.8% increase in clinical payroll costs due to growth and provider count offset by a 0.5% decrease in intravenous drug costs, as well as a 1.0% decrease in medical supply cost.

Six Months Ended June 30, 2024 and 2023
The increase in patient services cost was primarily due to a 5.2% increase in clinical payroll costs due to growth and provider count as well as a 4.2% increase in intravenous drug costs, driven by the Company's patient mix and volume.
Dispensary cost
Three Months Ended June 30, 2024 and 2023
The increase in dispensary cost was primarily due to a 89.9% increase in the number of prescriptions filled and by a 1.6% increase in the average cost of the prescriptions filled.
Six Months Ended June 30, 2024 and 2023
The increase in dispensary cost was primarily due to a 80.5% increase in the number of prescriptions filled and by a 1.1% increase in the average cost of the prescriptions filled.
Goodwill impairment charges
The goodwill impairment charges were $0 during the three and six months ended June 30, 2024, compared to $0 and $16,867 during the three and six months ended June 30, 2023. See Note 18 for additional detail.
Selling, general and administrative expense
Three Months Ended June 30, 2024 and 2023
The decrease in selling, general and administrative expense was primarily driven by a 8.3% decrease in salaries and benefits, a 2.7% decrease in business development expenses, offset by a 8.0% increase in operational expenses due to the growth of CA pharmacy business.
Six Months Ended June 30, 2024 and 2023
The decrease in selling, general and administrative expense was primarily driven by a 5.8% decrease in salaries and benefits, a 2.4% decrease in business development expenses, offset by a 6.1% increase in operational expenses due to the growth of CA pharmacy business.
Other Expenses (Income)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Interest expense, net	$2,118	$1,638	$480	29.3%	$4,103	$3,081	$1,022	33.2%
Change in fair value of derivative warrant liabilities	(552)	(118)	(434)	367.8%	(552)	(261)	(291)	111.5%
Change in fair value of earnout liabilities	—	(17)	17	(100.0)%	—	(769)	769	(100.0)%
Change in fair value of conversion option derivative liabilities	(2,568)	—	(2,568)	N/A	(2,568)	(3,318)	750	N/A
Other, net	117	357	(240)	(67.2)%	49	214	(165)	(77.1)%
Total other non-operating expense (income)	$(885)	$1,860	$(2,745)	(147.6)%	$1,032	$(1,053)	$2,085	(198.0)%
Interest expense, net
The increase in interest expense for the three and six months ended June 30, 2024 was the result of the decrease in interest income related to marketable treasury securities.

Change in fair value of liabilities
Three Months Ended June 30, 2024 and 2023
The decrease in change in fair value of liabilities was primarily due to a $2,568 gain as a result of the decrease in fair value of conversion option derivative liabilities for the three months ended June 30, 2024, compared to $0 gain for the three months ended June 30, 2023.
Six Months Ended June 30, 2024 and 2023
The increase in change in fair value of liabilities was primarily due to a $1,228 reduction in gain as a result of the decrease in fair value of derivative warrant and conversion option derivative liabilities for the six months ended June 30, 2024.
Other, net
The change in other, net was primarily due to unrealized gains on marketable securities compared to the same period in 2023.
Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Clinics (1)	87	83	87	83
Markets	14	15	14	15
Lives under value-based contracts (millions)	2.1	1.8	2.1	1.8
Adjusted EBITDA (in thousands) (2)	$(8,710)	$(6,944)	$(19,650)	$(14,303)
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

The following tables provide a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Net loss	$(15,479)	$(16,897)	$1,418	(8.4)%
Depreciation and amortization	1,518	1,329	189	14.2%
Interest expense, net	2,118	1,638	480	29.3%
Income tax benefit	—	99	(99)	(100.0)%
Non-cash addbacks(1)	(69)	23	(92)	(400.0)%
Share-based compensation	3,387	4,106	(719)	(17.5)%
Changes in fair value of liabilities	(3,120)	(136)	(2,984)	2,194.1%
Unrealized (gains) losses on investments	(34)	267	(301)	(112.7)%
Practice acquisition-related costs(2)	—	55	(55)	(100.0)%
Post-combination compensation expense(3)	186	581	(395)	(68.0)%
Consulting and legal fees(4)	245	929	(684)	(73.6)%
Infrastructure and workforce costs(5)	2,539	1,042	1,497	143.7%
Transaction costs(6)	—	20	(20)	(100.0)%
Adjusted EBITDA	$(8,709)	$(6,944)	$(1,765)	25.4%
(1)    During the three months ended June 30, 2024, non-cash addbacks were primarily comprised of non-cash rent of $107 offset by net credit loss of $37. During the three months ended June 30, 2023, non-cash addbacks were primarily comprised of net credit recovery of $2 and non-cash rent of $26.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain non-recurring advisory projects during the three months ended June 30, 2024. During the three months ended June 30, 2023, these fees related to non-recurring advisory projects and software implementations.
(5)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $336 and $430, software implementation fees of $36 and $22, severance expenses resulting from cost rationalization programs of $141 and $250, temporary labor of $74 and $339 and non-recurring legal fees related to infrastructure build out of $1,830 and $0 during the three months ended June 30, 2024 and 2023, respectively.
(6)    Transaction costs incurred during the three months ended June 30, 2023 were comprised of consulting, legal, administrative and regulatory fees associated with non-recurring due diligence projects.

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Net loss	$(35,368)	$(46,895)	$11,527	(24.6)%
Depreciation and amortization	3,007	2,598	409	15.7%
Interest expense, net	4,103	3,081	1,022	33.2%
Income tax expense	—	142	(142)	(100.0)%
Non-cash addbacks(1)	(108)	165	(273)	(165.5)%
Share-based compensation	7,474	9,072	(1,598)	(17.6)%
Goodwill impairment charges	—	16,867	(16,867)	N/A
Changes in fair value of liabilities	(3,120)	(4,348)	1,228	(28.2)%
Unrealized (gains) losses on investments	(116)	125	(241)	N/A
Practice acquisition-related costs(2)	—	71	(71)	(100.0)%
Post-combination compensation expense(3)	316	1,162	(846)	N/A
Consulting and legal fees(4)	420	1,514	(1,094)	(72.3)%
Infrastructure and workforce costs(5)	3,724	2,115	1,609	76.1%
Transaction costs(6)	18	28	(10)	(35.7)%
Adjusted EBITDA	$(19,650)	$(14,303)	$(5,347)	37.4%
(1)    During the six months ended June 30, 2024, non-cash addbacks were primarily comprised of non-cash rent of $158, offset by net reversal of bad debt recovery of $50. During the six months ended June 30, 2023, non-cash addbacks were primarily comprised of non-cash rent of $166 offset by net credit losses of $1 .
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain non-recurring advisory projects during the six months ended June 30, 2024. During the six months ended June 30, 2023, these fees related to certain advisory projects.
(5)    Infrastructure and workforce costs were primarily comprised of non-recurring legal fees related to infrastructure build out of $2,359 and $0, recruiting expenses to build out corporate infrastructure of $712 and $892, severance expenses resulting from cost rationalization programs of $151 and $265, and temporary labor of $326 and $907 during the six months ended June 30, 2024 and 2023, respectively.
(6)    Transaction costs incurred during the six months ended June 30, 2024 were comprised of consulting, legal, administrative and regulatory fees associated with non-recurring due diligence projects.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through debt facilities, issuances of equity securities and payments received from various payors. As of June 30, 2024, the Company had $36,424 of cash and cash equivalents and current marketable securities of $9,939.
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
Management believes that its cash on hand and investments in marketable securities will be sufficient to fund the Company's operating and capital needs for at least the next 12 months. Management's assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. The Company's actual results could vary because of, and its future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to open or acquire new clinics and expand into new markets and the expansion of sales and marketing activities. The Company may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than management currently expects. The Company may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to management or at all. If unable to raise additional capital when desired, or if the Company cannot expand operations or otherwise capitalize on business opportunities because the Company's lack of sufficient capital, the Company's business, results of operations, and financial condition would be adversely affected.
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

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Net cash and cash equivalents used in operating activities	$(31,543)	$(24,112)	$(7,431)	31%
Net cash and cash equivalents provided by investing activities	37,564	43,304	(5,740)	(13)%
Net cash and cash equivalents used in financing activities	(3,085)	(4,310)	1,225	(28)%
Net increase in cash and cash equivalents	$2,936	$14,882	$(11,946)	(80)%
Cash and cash equivalents at beginning of period	33,488	14,010	19,478	139%
Cash and cash equivalents at end of period	$36,424	$28,892	$7,532	26%
Operating Activities
Significant changes impacting net cash and cash equivalents used in operating activities for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 were due to $11,527 reduction in net loss offset by the following changes to the non-cash net loss adjustments:
•Goodwill impairment of $16,867 for the six months ended June 30, 2023 that did not occur in the current year,
•A $1,228 reduction in gains related to the change in the fair value of liabilities for the six months ended June 30, 2024;
•Share based compensation for the six months ended June 30, 2024 decreased by $1,598 compared to the six months ended June 30, 2023;
•Cash used by accounts receivable increased $5,081 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to timing and the growth in the Company's pharmacy business;
•Cash used by inventories decreased $5,263 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to reduction in inventory days on hands.
•Cash provided by accounts payable, accrued expenses and income taxes payable decreased $2,228 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the timing of the payment activities; and
•Cash used by prepaid and other current assets increased $1,199 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to timing.

Investing Activities
Net cash provided by investing activities decreased $5,740 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to a $10,380 decrease in net sales of marketable securities, offset by a $4,640 decrease in cash used in practice acquisitions in and purchases of property and equipment.
Financing Activities
Net cash used in financing activities decreased $1,225 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to a decrease of $1,574 related to payments made for financing of insurance payments and a $894 decrease in common stock repurchase offset by a $1,381 increase of deferred consideration liability payments during the six months ended June 30, 2024 .
Material Cash Requirements
The Company's material cash requirements for the following five years consist of debt servicing requirements, operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of June 30, 2024.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2024	2025-2026	2027-2028	Thereafter	Total
Convertible note[1]	$2,237	$8,922	$112,664	$—	$123,823
Operating leases	4,147	15,691	10,548	6,427	36,813
Deferred acquisition and contingent consideration	383	50	—	—	433
Other[2]	24	81	29	—	134
Total material cash requirements	$6,791	$24,744	$123,241	$6,427	$161,203
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
Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. The Company holds variable interests in the TOI PCs, comprised of TOI CA, TOI FL, TOI OR, and TOI TX all of which the Company cannot legally own due to jurisdictional laws governing the corporate practice of medicine. The TOI PCs employ physicians and other clinicians in order to provide professional services to patients of our managed clinics, and under substantially similar MSAs, we serve as the exclusive manager and administrator of the TOI PCs’ non-medical functions and services. The TOI PCs are considered variable interest entities (“VIEs”) as they do not have sufficient equity to finance their activities without additional financial support from the Company. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power), and (2) the obligation to absorb the losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power to control all financial activities of the TOI PCs, the rights to receive substantially all benefits from the VIEs, and consequently consolidates the TOI PCs. Revenues, expenses, and income along with the balance sheet accounts from the TOI PCs are included in the consolidated amounts as presented on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.
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
Interest Rate Risk
We held cash and cash equivalents of $36,424 and current marketable securities of $9,939 as of June 30, 2024, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in our internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2024, no director or officer adopted or terminated:
(i) Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and
(ii) Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on August 13, 2024.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)