Form 10-Q
period 2024-09-30
Oncology Institute, Inc.
filed 2024-11-13
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 6, 2024, the registrant had 75,559,075 shares of common stock outstanding.

THE ONCOLOGY INSTITUTE, INC.
Form 10-Q
For the Period Ended September 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,402	$33,488
Marketable securities	—	49,367
Accounts receivable, net	54,502	42,360
Other receivables	358	551
Inventories	10,106	13,678
Prepaid expenses and other current assets	4,057	4,049
Total current assets	116,425	143,493
Property and equipment, net	12,274	10,883
Operating right of use assets	27,083	29,169
Intangible assets, net	15,583	17,904
Goodwill	7,230	7,230
Other assets	588	561
Total assets	$179,183	$209,240
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,572	$14,429
Current portion of operating lease liabilities	6,749	6,363
Accrued expenses and other current liabilities	15,436	13,996
Total current liabilities	46,757	34,788
Operating lease liabilities, net of current portion	24,664	26,486
Derivative warrant liabilities	64	636
Conversion option derivative liabilities	514	3,082
Long-term debt, net of unamortized debt issuance costs	91,537	86,826
Other non-current liabilities	133	365
Deferred income taxes liability	32	32
Total liabilities	163,701	152,215

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	September 30, 2024	December 31, 2023
	(Unaudited)
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 77,292,849 shares issued and 75,559,075 shares outstanding at September 30, 2024 and 75,879,025 shares issued and 74,145,251 shares outstanding at December 31, 2023	8	8
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 165,045 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	214,124	204,186
Treasury Stock at cost, 1,733,774 shares at September 30, 2024 and December 31, 2023	(1,019)	(1,019)
Accumulated deficit	(197,631)	(146,150)
Total stockholders’ equity	15,482	57,025
Total liabilities and stockholders’ equity	$179,183	$209,240
Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $76,035 and $71,305 as of September 30, 2024 and December 31, 2023, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $266,205 and $210,422 as of September 30, 2024 and December 31, 2023, respectively. See Note 17 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Patient services	$49,752	$53,634	$154,666	$157,333
Dispensary	48,210	26,792	132,329	76,228
Clinical trials & other	1,939	1,609	6,150	4,890
Total operating revenue	99,901	82,035	293,145	238,451
Operating expenses
Direct costs – patient services	45,118	44,961	141,137	132,653
Direct costs – dispensary	40,091	21,072	111,701	60,328
Direct costs – clinical trials & other	326	24	946	276
Goodwill impairment charges	—	—	—	16,867
Selling, general and administrative expense	26,646	28,205	82,970	85,761
Depreciation and amortization	1,573	1,698	4,580	4,296
Total operating expenses	113,754	95,960	341,334	300,181
Loss from operations	(13,853)	(13,925)	(48,189)	(61,730)
Other non-operating expense (income)
Interest expense, net	2,225	1,755	6,328	4,836
Change in fair value of derivative warrant liabilities	(20)	203	(572)	(58)
Change in fair value of earnout liabilities	—	(23)	—	(792)
Change in fair value of conversion option derivative liabilities	—	1,284	(2,568)	(2,034)
Other, net	55	140	104	354
Total other non-operating loss	2,260	3,359	3,292	2,306
Loss before provision for income taxes	(16,113)	(17,284)	(51,481)	(64,036)
Income tax expense	—	(135)	—	(278)
Net loss	$(16,113)	$(17,419)	$(51,481)	$(64,314)
Net loss per share attributable to common stockholders:
Basic	$(0.18)	$(0.19)	$(0.56)	$(0.71)
Diluted	$(0.18)	$(0.19)	$(0.56)	$(0.71)
Weighted-average number of shares outstanding:
Basic	75,524,823	73,469,101	74,838,340	73,679,454
Diluted	75,524,823	73,469,101	74,838,340	73,679,454
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	75,879,025	$8	165,045	$—	$(1,019)	$204,186	$(146,150)	$57,025
Net loss	—	—	—	—	—	—	(19,889)	(19,889)
Issuance of common stock upon vesting of restricted stock units	83,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	84,649	—	—	—	—	73	—	73
Share-based compensation expense	—	—	—	—	—	4,087	—	4,087
Balance at March 31, 2024	76,046,694	$8	165,045	$—	$(1,019)	$208,346	$(166,039)	$41,296
Net loss	—	—	—	—	—	—	(15,479)	(15,479)
Issuance of common stock upon vesting of restricted stock units	1,174,868	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	2,701	—	—	—	—	2	—	2
Share-based compensation expense	—	—	—	—	—	3,387	—	3,387
Balance at June 30, 2024	77,224,263	$8	165,045	$—	$(1,019)	$211,735	$(181,518)	$29,206
Net loss	—	—	—	—	—	—	(16,113)	(16,113)
Issuance of common stock upon vesting of restricted stock units	68,586	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	2,389	—	2,389
Balance at September 30, 2024	77,292,849	$8	165,045	$—	$(1,019)	$214,124	$(197,631)	$15,482

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	73,265,621	$7	165,045	$—	$—	$186,250	$(63,082)	$123,175
Net loss	—	—	—	—	—	—	(29,998)	(29,998)
Issuance of common stock upon vesting of restricted stock units	488,988	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	5,229	—	5,229
Balance at March 31, 2023	73,754,609	$7	165,045	$—	$—	$191,479	$(93,080)	$98,406
Net loss	—	—	—	—	—	—	(16,897)	(16,897)
Issuance of common stock upon vesting of restricted stock units	793,607	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	4,107	—	4,107
Treasury stock purchase	—	—	—	—	(894)	—	—	(894)
Balance at June 30, 2023	74,548,216	$7	165,045	$—	$(894)	$195,586	$(109,977)	$84,722
Net loss	—	—	—	—	—	—	(17,419)	(17,419)
Issuance of common stock upon vesting of restricted stock units	899,069	1	—	—	—	—	—	1
Issuance of common stock upon exercise of options	14,616	—	—	—	—	13	—	13
Share-based compensation expense	—	—	—	—	—	4,657	—	4,657
Treasury stock purchase	—	—	—	—	(125)	—	—	(125)
Balance at September 30, 2023	75,461,901	$8	165,045	$—	$(1,019)	$200,256	$(127,396)	$71,849
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(51,481)	$(64,314)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	4,580	4,296
Amortization of debt issuance costs and debt discount	4,711	4,633
Goodwill impairment charges	—	16,867
Share-based compensation	9,863	13,731
Change in fair value of liability classified warrants	(572)	(58)
Change in fair value of liability classified earnouts	—	(792)
Change in fair value of liability classified conversion option derivatives	(2,568)	(2,034)
Realized loss on sale of investments	—	11
Unrealized (gain) loss on investments	(134)	(44)
Accretion of discount on investment securities	(499)	(712)
Deferred taxes	—	50
Credit losses	—	31
Loss on disposal of property and equipment	51	—
Changes in operating assets and liabilities:
Accounts receivable	(12,142)	(8,657)
Other receivables	193	153
Inventories	3,572	(2,913)
Prepaid expenses and other current assets	(8)	2,728
Operating right-of-use assets	2,086	4,448
Other assets	(27)	(83)
Accounts payable	8,476	3,961
Current and long-term operating lease liabilities	(1,436)	(3,909)
Accrued expenses and other current liabilities	4,815	579
Other non-current liabilities	(204)	(394)
Net cash and cash equivalents used in operating activities	(30,724)	(32,422)
Cash flows from investing activities:
Purchases of property and equipment	(2,034)	(3,706)
Cash paid for practice acquisitions, net	—	(4,300)
Purchases of marketable securities/investments	—	(9,683)
Sales of marketable securities/investments	50,000	68,702
Net cash and cash equivalents provided by investing activities	47,966	51,013
Cash flows from financing activities:
Payments made for financing of insurance payments	(1,002)	(3,010)
Payment of deferred consideration liability for acquisition	(2,372)	(959)
Principal payments on financing leases	(29)	(91)
Common stock repurchase	—	(1,019)
Common stock issued for options exercised	75	13
Net cash and cash equivalents used in financing activities	(3,328)	(5,066)
Net increase in cash and cash equivalents	13,914	13,525
Cash and cash equivalents at beginning of period	33,488	14,010
Cash and cash equivalents at end of period	$47,402	$27,535
Supplemental disclosure of noncash investing and financing activities:
Deferred consideration as part of practice acquisitions	$—	$1,813
Purchases of property and equipment included in accounts payable	$1,667	$—
Supplemental disclosure of cash flow information:
Cash paid for:

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2024	2023
Income taxes	$—	$226
Interest	$3,337	$3,383
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023
(US Dollars in thousands, except share data)
Note 1. Description of the Business
Overview of the Business
The Oncology Institute, Inc. (“TOI”) was formerly known as DFP Healthcare Acquisitions Corp. ("DFPH"). TOI is a Delaware corporation originally formed in 2019 as a publicly-traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination ("Business Combination"). The Company (as defined below) was originally founded in 2007 and is a community oncology practice that operates value-based oncology services platforms. TOI has various wholly-owned subsidiaries, including The Oncology Institute, LLC ("TOI LLC") (which was formerly known as TOI Parent, Inc.), The Oncology Institute of Hope and Innovation Patient Safety Organization, LLC, and TOI Management, LLC (“TOI Management”). Additionally, TOI Management holds master services agreements with affiliated physician-owned professional entities ("TOI PCs") that confer controlling financial interest over the professional entities and their wholly-owned subsidiaries (TOI PCs, together with TOI, the “Company”).
On November 12, 2021 ("Closing Date"), a series of mergers closed (the "Business Combination"), which resulted in DFPH emerging as the parent of the combined entity Orion Merger Sub II, LLC and TOI Parent (together, "Legacy TOI"). DFPH was renamed “The Oncology Institute, Inc.” and its common stock and "public warrants" continued to be listed on Nasdaq under the ticker symbols “TOI” and “TOIIW,” respectively.
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
The Company has 120 oncologists and mid-level professionals across 72 clinic locations located within four states: California, Florida, Arizona, Oregon and Nevada. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, is comprised of the clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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
The Company holds variable interests in TOI PCs, which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of September 30, 2024, TOI held variable interests in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), The Oncology Institute OR, a Professional Corporation ("TOI OR"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the shareholders of the Company's consolidating VIEs own a minority of the issued and outstanding shares of common stock of the Company.
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
For the nine months ended September 30, 2024, due to historical Direct and Indirect Remuneration (DIR) fee run out data and low reimbursement, the Company changed its estimates for DIR fees incurred. The result of this change in estimate resulted in a decrease to the dispensary operating revenue segment and net income by approximately $2.4 million for the nine months ended September 30, 2024.
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
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and customer type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. No allowance for credit losses was recorded as of September 30, 2024 and December 31, 2023.
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
We performed a qualitative assessment for the three and nine months ended September 30, 2024 and determined it was not necessary to perform the two-step quantitative analysis. We determined there was no impairment for the three and nine months ended September 30, 2024.
When assessing goodwill for impairment for the nine months ended September 30, 2023, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment including our share price decrease as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was likely that our reporting unit fair value was less than its carrying value and the two-step impairment test was performed. It was concluded that, based on the results of our assessment performed, there was a goodwill impairment of $16,867 for the three months ended March 31, 2023. Goodwill impairment recorded for the three and nine months ended September 30, 2023 was $0 and $16,867, respectively.
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
At each reporting period, the Company evaluates available-for-sale marketable securities, to the extent the fair value option is not elected, for any credit-related impairment when the fair value of the investment is less than its amortized cost. If the Company determines that the decline in fair value is below the carrying value and this decline is other-than-temporary, credit-related impairment is recognized in the Consolidated Statement of Operations in accordance with ASC 320, Debt Securities. As of September 30, 2024, there were no available-for-sale instruments for which the fair value option was not elected.
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
Recently Issued and Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The new standard became effective for the Company on January 1, 2024. The adoption of this standard did not have a material impact on our condensed consolidated financial statements as of September 30, 2024.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). Under ASU 2021-08, an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contract with Customers (“ASC 606”). The guidance became effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2021-08 on January 1, 2024 on a prospective basis.
On October 9, 2023, the FASB issued ASU 2023-06: Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"), which amends the disclosure and presentation requirements related to various Codification subtopics. The ASU ("ASU 2023-06") was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP and SEC requirements while facilitating the application of U.S. GAAP for all entities. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are currently evaluating the impact of the guidance on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide, in interim periods, all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU ("ASU 2023-07") does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The standard became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company expects this ASU to only impact our disclosures with no impact to our results of operations, cash flows and financial condition.

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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Percentage of Patient Services Net Revenue:
Payor A	N/A	11%	N/A	11%
Payor B	18%	14%	17%	14%
There was no concentration of gross receivables of patient services revenue on a percentage basis for major payors at September 30, 2024 and December 31, 2023.
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Percentage of Direct Costs:
Vendor A	100%	100%	100%	100%
The concentration of gross payables on a percentage basis for major payors at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Percentage of Gross Payables:
Vendor A	65%	70%

Note 4. Accounts Receivable
The Company’s accounts receivable consist primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of September 30, 2024 and December 31, 2023 consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Oral drug accounts receivable (Dispensary)	$9,222	$2,914
Capitated accounts receivable (Patient Services)	5,652	1,757
FFS accounts receivable (Patient Services)	29,921	30,173
Clinical trials accounts receivable	2,309	2,595
Other trade receivables	7,398	4,921
Total	$54,502	$42,360
The Company adopted ASU 2016-13, as amended, effective January 1, 2023, and determined no allowance for credit losses was required as of that date. No allowance for credit losses was recorded as of September 30, 2024 and December 31, 2023.
As of January 1, 2023, the accounts receivable balance amounted to $39,816.
During the three and nine months ended September 30, 2024, the Company had no net bad debt recoveries or bad debt expense. During the three and nine months ended September 30, 2023, credit losses related to direct write-offs totaled $31 and $42, respectively. Credit losses were a result of accounts receivable on completed contracts that were deemed uncollectible during the period. During the three and nine months ended September 30, 2023, the Company had recoveries of credit losses of $0 and $11, respectively
Note 5. Revenue
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Patient services
Capitated revenue	$14,813	$18,056	$51,182	$51,410
FFS revenue	34,939	35,578	103,484	105,923
Subtotal	49,752	53,634	154,666	157,333
Dispensary revenue	48,210	26,792	132,329	76,228
Clinical trials and other	1,939	1,609	6,150	4,890
Total	$99,901	$82,035	$293,145	$238,451
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of September 30, 2024, January 1, 2023, and December 31, 2023. Refer to Note 4 for accounts receivable as of September 30, 2024 and December 31, 2023.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of September 30, 2024 and December 31, 2023, contract liabilities amounted to $1,382 and $545, respectively. As of January 1, 2023, the contract liabilities amounted to $1,139. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to amounts not being material. During the nine month periods ended September 30, 2024 and 2023, the Company recognized revenue of $718 and $432, respectively, related to deferred capitation revenue received (contract liability) as of the beginning of each respective period.
Remaining Unsatisfied Performance Obligations
The accounting terms for the Company’s patient services and dispensary contracts do not extend past a year in duration. Additionally, the Company applies the ‘as invoiced’ practical expedient to its clinical research contracts.
Note 6. Inventories
The Company purchases intravenous chemotherapy drugs and oral prescription drugs from primarily one supplier.
The Company’s inventories as of September 30, 2024 and December 31, 2023 were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Oral drug inventory	$3,761	$3,640
IV drug inventory	6,345	10,038
Total	$10,106	$13,678
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounts for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. The Company’s investments in marketable securities at September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$38,028	$6	$(4)	$38,030

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$22,778	$5	$—	$22,783
Marketable securities:
Short-term U.S. Treasuries	49,501	$—	(134)	49,367
Total available for sale securities	$72,279	$5	$(134)	$72,150

The contractual maturities of the Company's investments in cash equivalents and marketable securities as of September 30, 2024 and December 31, 2023 is as follows:

September 30, 2024 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$38,030	$—	$—	$38,030

December 31, 2023 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$22,783	$—	$—	$22,783
Marketable securities:
Short-term U.S. Treasuries	49,367	—	—	49,367
Total available for sale securities	$72,150	$—	$—	$72,150
The Company recorded a net unrealized loss of $52 and a net unrealized gain of $134 for the three and nine months ended September 30, 2024. At September 30, 2024, one security was in an unrealized loss position. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to economic uncertainty and monetary policy. The Company does not currently intend to sell any of the securities in an unrealized loss position and further believes, it is more likely than not, that the Company will not be required to sell these securities before their anticipated recovery.
Accrued interest receivable on cash equivalents and marketable securities was $43 and $242, respectively, at September 30, 2024 and December 31, 2023, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at September 30, 2024 and December 31, 2023:

	September 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$38,030	$—	$38,030	—
Financial liabilities:
Derivative warrant liabilities	$64	$—	$64	$—
Conversion option derivative liabilities	514	—	—	514
There were no transfers between levels for the three and nine months ended September 30, 2024.
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
The Company measures goodwill at fair value on a nonrecurring basis and classifies goodwill within Level 3 of the fair value hierarchy. It was concluded in connection with the preparation of these financial statements that, based on the results of our most recent qualitative assessment performed as of September 30, 2024, there was no impairment of goodwill recorded for the three and nine months ended September 30, 2024.
The following table presents information about the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis at September 30, 2024:

(in thousands)	Derivative Earnout Liabilities	Conversion Option Derivative Liabilities
Balance at December 31, 2022	$803	$3,960
Decrease in fair value included in other expense	(803)	(878)
Balance at December 31, 2023	$—	$3,082
Change in fair value included in other expense	—	(2,568)
Balance at September 30, 2024	$—	$514
As of September 30, 2024 and December 31, 2023, the conversion option derivative and earnout liabilities were valued using a Binomial Lattice and Monte-Carlo Simulation Model, respectively, which is considered to be a Level 3 fair value measurements. The derivative warrant liabilities were valued using the public warrant trading price, which is considered to be a Level 2 fair value measurement, and the contingent consideration liability was valued using a present value factor, which is considered to be a Level 2 fair value measurement. A summary of the Level 3 fair value measurements inputs used in the valuations is as follows:

	September 30, 2024
	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liabilities
Unit price	$0.33	$0.33	$0.33	$0.33
Term (in years)	0.12	0.12	2.86	2.86
Volatility	105.20%	105.20%	110.10%	110.10%
Risk-free rate	4.60%	4.60%	3.50%	3.50%
Dividend yield	—	—	—	—
Cost of equity	16.10%	16.10%	—	—

	December 31, 2023
	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$2.04	$2.04	$2.04	$2.04
Term (in years)	0.87	0.87	3.61	3.61
Volatility	49.40%	49.40%	58.60%	58.60%
Risk-free rate	4.90%	4.90%	3.90%	3.90%
Dividend yield	—	—	—	—
Cost of equity	16.90%	16.90%	0.00%	0.00%
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
Note 8. Property and Equipment, Net
The Company accounts for property and equipment at historical cost less accumulated depreciation.
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	September 30, 2024	December 31, 2023
Computers and software	60 months	$3,865	$3,035
Office furniture	84 months	709	724
Leasehold improvements	Shorter of lease term or estimated useful life	10,438	9,214
Medical equipment	60 months	1,441	2,082
Construction in progress		2,241	1,801
Finance lease ROU assets	Shorter of lease term or estimated useful life	207	207
Less: accumulated depreciation		(6,627)	(6,180)
Total property and equipment, net		$12,274	$10,883
Depreciation expense for the three months ended September 30, 2024 and 2023 was $800 and $914, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $2,259 and $2,056, respectively.

Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023 consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Compensation, including bonuses, fringe benefits, and payroll taxes	$7,302	$5,518
Contract liabilities	1,382	545
Directors and officers insurance premiums	—	1,002
Deferred acquisition and contingent consideration (see Note 16)	168	2,206
Accrued interest	1,137	1,124
Other liabilities	5,447	3,601
Total accrued expenses and other current liabilities	$15,436	$13,996
Contract liabilities as of September 30, 2024 and December 31, 2023 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $1,250 financing arrangement in November 2023 with a maturity date of August 2024 at 8.75% annual interest rate to pay 10 monthly principal payments of approximately $122 in premiums for directors’ and officers’ (“D&O”) insurance coverage through November 2024 to protect against such losses on November 12, 2021. The principal outstanding balance was $1,002 as of December 31, 2023. As of September 30, 2024, the remaining D&O principal balance was paid in full.
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
Lease Expense
The components of lease expense were as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs:	$1,990	$1,971	$6,211	$5,572
Finance lease costs:
Amortization of ROU asset	$10	$10	$31	$48
Interest expense	$2	$2	$6	$9
Other lease costs:
Short-term lease costs	$3	$3	$7	$37
Variable lease costs	$415	$308	$1,199	$891
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.

Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to September 30, 2024 are as follows:

(in thousands)	Operating Leases	Finance Leases
2024 (remaining three months)	$2,130	$12
2025	8,460	42
2026	8,016	39
2027	6,806	29
2028	4,760	—
Thereafter	6,866	—
Total future lease payment	$37,038	$122
Less: amount representing interest	(5,625)	(10)
Present value of future lease payment (lease liabilities)	$31,413	$112
Reported as:
Lease liabilities, current	$6,749	$40
Lease liabilities, noncurrent	24,664	72
Total lease liabilities	$31,413	$112
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (in years)
Operating	4.83	5.43
Finance	2.85	3.75
Weighted-average discount rate
Operating	6.57%	6.34%
Finance	6.58%	6.45%
Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the:

(in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$6,289	$5,448
Financing cash payments for finance leases	36	91
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2,835	$9,011
Finance leases	—	3
Lease Modifications
During the three and nine months ended September 30, 2024, the Company had no lease modifications.

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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain a minimum unrestricted cash and cash equivalent balance of $40,000 and minimum net quarterly revenues of $75,000 during fiscal year 2024; and $100,000 during fiscal year 2025. Cash Equivalents as defined by the Facility Agreement means (a) any readily-marketable securities (i) issued by, or directly, unconditionally and fully guaranteed or insured by the United States federal government or (ii) issued by any agency of the United States federal government the obligations of which are fully backed by the full faith and credit of the United States federal government, (b) any readily-marketable direct obligations issued by any other agency of the United States federal government, any state of the United States or any political subdivision of any such state or any public instrumentality thereof, in each case having a rating of at least “A-1” from S&P or at least “P-1” from Moody’s, (c) any commercial paper rated at least “A-1” by S&P or “P-1” by Moody’s and issued by any person organized under the laws of any state of the United States, (d) any United States dollar-denominated time deposit, insured certificate of deposit, overnight bank deposit or bankers’ acceptance issued or accepted by any commercial bank that (A) is organized under the laws of the United States, any state thereof or the District of Columbia, (B) is “adequately capitalized” (as defined in the regulations of its primary federal banking regulators) and (C) has Tier 1 capital (as defined in such regulations) in excess of $250,000 and (e) shares of any United States money market fund that (i) has substantially all of its assets invested continuously in the types of investments referred to in clause (a), (b), (c) and/or (d) above with maturities as set forth in the proviso below, (ii) has net assets in excess of $500,000 and (iii) has obtained from either S&P or Moody’s the highest rating obtainable for money market funds in the United States; provided, however, that the maturities of all obligations specified in any of clause (a), (b), (c) and (d) above shall not exceed one year. Additionally, the registration rights agreement between the Company and certain stockholders of Legacy TOI and DFPH entered into in connection with the Business Combination requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of September 30, 2024.
Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of a predefined formula, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of September 30, 2024. No Conversion Shares were issued as of September 30, 2024 and December 31, 2023.
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
Convertible Note Warrants
The Facility Agreement also provides for the issuance of warrants (the “Convertible Note Warrants”) on each date any principal amount of any Senior Secured Convertible Note is paid, repaid, redeemed, or prepaid at any time prior to the Maturity Date. Convertible Note Warrants are exercisable from their original issue date to August 9, 2027, for purchase of an aggregate amount of Conversion Shares into which such principal amount of Senior Secured Convertible Note was convertible into, immediately prior to such payment, at an exercise price of $8.567. The holder of Convertible Note Warrants may pay the exercise price in cash or exercise the warrant on cashless basis or through a reduction of an amount of principal outstanding under any Senior Secured Convertible Note held by such holder. In the event that the Convertible Note Warrant has not been exercised in full as of the last business day during its term, the holder shall be deemed to have exercised the purchase rights represented by the Convertible Note Warrant in full as a cashless exercise, in which event the Company shall issue that number of shares to the holder computed on the basis of a predefined formula.
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

As of September 30, 2024 and December 31, 2023, there were no Convertible Note Warrants outstanding.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 2.86 years remain).
The total issuance costs of $4,924 was allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,260 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 2.86 years remain).
Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of September 30, 2024 and December 31, 2023 consists of the following:

(in thousands)	September 30, 2024	December 31, 2023
Senior Secured Convertible Note, due August 9, 2027	$110,000	$110,000
Less: Unamortized debt issuance costs	2,387	2,875
Less: Unamortized debt discount	16,076	20,299
Long-term debt, net of unamortized debt discount and issuance costs	$91,537	$86,826
The amortization of the debt issuance costs and debt discount was charged to interest expense for all periods presented. For the three months ended September 30, 2024 and 2023, the effective yield was 13.38%. The amount of debt issuance costs and debt discount included in interest expense for the three and nine months ended September 30, 2024 was $1,588 and $4,711, respectively. The amount of debt issuance costs and debt discount included in interest expense for the three and nine months ended September 30, 2023 was $1,566 and $4,633, respectively. The Company had interest expense of $1,125 and $3,349, respectively, on the Credit Agreement term loan for the three and nine months ended September 30, 2024. The Company recorded interest of $1,125 and $3,337 on the Credit Agreement term loan for the three and nine months ended September 30, 2023, respectively. There was $1,137 and $1,100 of accrued interest as of September 30, 2024 and 2023, respectively. There was $1,124 accrued interest as of December 31, 2023.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of September 30, 2024:

(in thousands)
2024 (remaining three months)	$—
2025	—
2026	—
2027	110,000
Total debt	$110,000
Note 12. Income Taxes
The Company recorded income tax expense of $0 for the three and nine months ended September 30, 2024, as compared to income tax expense of $135 and $278 for the three and nine months ended September 30, 2023, respectively. The decrease of

$278, in income tax expense is primarily related to the corresponding change in the valuation allowance for TOI. The Company's effective tax rate increased to 0.00% for the nine months ended September 30, 2024, from (0.43)% for the nine months ended September 30, 2023.
The Company's effective tax rate for the three and nine months ended September 30, 2024 was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the change in the valuation allowance, partially offset by non-deductible expenses, as well as the Section 162(m) limitation on compensation for covered employees, and Section 163(l) limitation on interest expense related to the convertible note, all of which are non-taxable for federal income tax purposes.
Note 13. Stockholders' Equity
Common Stock
As of September 30, 2024, there were 77,292,849 shares issued and 75,559,075 shares outstanding of common stock. As of December 31, 2023, there were 75,879,025 shares issued and 74,145,251 shares outstanding of common stock.
Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of September 30, 2024 and December 31, 2023.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. Immediately following the Closing Date and as of December 31, 2021, there were 163,510 shares of preferred stock outstanding. As of September 30, 2024 and December 31, 2023, there were 165,045 shares of preferred stock outstanding.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of September 30, 2024.
Assumed Public Warrants and Private Placement Warrants
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of September 30, 2024, there are 5,749,986 public warrants outstanding and 3,177,542 private placement warrants outstanding.
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
As of September 30, 2024, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 6,543,380. There were 1,579,393 Stock Options granted for the nine months ended September 30, 2024.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the Stock Option units granted during the nine months ended September 30, 2024 and 2023 are provided in the following table:

	September 30, 2024	September 30, 2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	80.20%	64.00%
Risk-free rate	4.40%	3.40%
Expected term (years)	6.25	6.25
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the nine months ended September 30, 2024 and 2023 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2024	8,525,262	$1.74
Granted	1,579,393	2.00
Exercised	(87,350)	0.86
Forfeited	(2,034,526)	2.31
Expired	(220,884)	1.19
Balance at September 30, 2024	7,761,895	$1.67	6.63	$—
Vested Options Exercisable at September 30, 2024	5,407,495	$1.51	5.70	$—

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2023	8,049,474	$2.14
Granted	1,948,354	0.48
Exercised	(14,616)	0.86
Forfeited	(1,050,646)	2.31
Expired	(103,184)	1.32
Balance at September 30, 2023	8,829,382	$1.76	7.09	$4,110
Vested Options Exercisable at September 30, 2023	3,915,306	$1.32	5.91	$1,925
Total share-based compensation expense during the three and nine months ended September 30, 2024 was $1,551 and $5,881, respectively. Total share-based compensation expense relating to stock options during the three and nine months ended September 30, 2023 was $2,563 and $7,823, respectively.
At September 30, 2024, there was $1,779 of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.84 years as of September 30, 2024. During the nine months ended September 30, 2024, the Company received $75 in cash and $1 tax benefit from the stock options exercised. The total fair value of shares of common stock vested during the nine months ended September 30, 2024 and 2023 was $356 and $1,616, respectively.
Restricted Stock Units (“RSUs”)
The Company had 1,461,679 and 2,176,422 RSUs outstanding as of September 30, 2024 and December 31, 2023, respectively. The RSUs are service vesting and are valued based on the fair value of the Company’s common stock at the date of grant. The weighted-average grant date fair values of the RSUs granted during the nine months ended September 30, 2024 and 2023, were determined to be $0.60 and $0.64, respectively, based on the fair value of the Company’s shares of common stock at the grant date.

A summary of the activity for the RSUs for the nine months ended September 30, 2024 and 2023, respectively, are shown in the following table:

	Nine Months Ended September 30,
	2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,176,422	$3.50	2,106,540	$7.25
Granted	1,381,983	0.60	1,899,809	0.64
Vested	(1,326,474)	2.64	(1,208,380)	2.45
Forfeited	(770,252)	2.66	(673,064)	4.49
Unvested at end of year	1,461,679	$1.98	2,124,905	$4.44
The total share-based compensation expense related to RSUs was $824 and $3,676, respectively, during the three and nine months ended September 30, 2024 related to the RSUs. The total share-based compensation expense related to RSUs during the three and nine months ended September 30, 2023 was $1,188 and $4,715, respectively.
As of September 30, 2024 there was $2,900 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.82 years as of September 30, 2024. As of September 30, 2024, 1,326,474 of the RSUs have vested and none were net settled to cover the required withholding tax upon vesting.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of TOI to issue RSUs of the Company (“Medical RSUs”). Vesting on each annual Medical RSU award is dependent on the participant performing a specified minimum number of service hours during the calendar year (“One-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first or second quarter of the calendar year following the one-year Term. During the nine months ended September 30, 2024 and 2023, 387,797 and 824,288 Medical RSU awards were granted, respectively.
The number of Medical RSUs granted to each such participant is determined by dividing a fixed monetary value by the trailing five-day closing price per share of the Common Stock preceding the grant date. Due to the calculation, some Medical RSU awards are liability-classified whereas other Medical RSU awards have a fixed number of shares and are equity-classified. There were no unvested equity-classified Medical RSU awards outstanding as of September 30, 2024 or September 30, 2023.

A summary of the activity for the equity-classified Medical RSUs for the nine months ended September 30, 2024 and 2023, respectively, is shown in the following table:

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	—	147,470
Granted	387,797	824,288
Vested	(387,797)	(971,758)
Forfeited	—	—
Balance at end of period	—	—
Total compensation costs for Medical RSUs was $237 for the three and nine months ended September 30, 2024. Total compensation costs for Medical RSUs was $814 and $872 for the three and nine months ended September 30, 2023. As of September 30, 2024, all Medical RSUs had vested.
Earnout Shares granted to Employees
In connection with the Business Combination in 2019, the Company issued Employee Earnout Shares. Employee Earnout Shares vest upon the Company's common stock achieving the price per share as provided for in the agreement, so long as the optionee has remained continuously employed by the Company at that date and may be subject to other vesting requirements.
A summary of the activity for the Employee Earnout Shares for the nine months ended September 30, 2024 and 2023 is shown in the following table:

	Nine months ended September 30
	2024	2023
Outstanding at beginning of period	1,401,064	1,417,632
Granted	—	—
Vested	—	—
Forfeited	(607,056)	(16,568)
Outstanding at end of period	794,008	1,401,064
The total share-based compensation expense, related to the Employee Earnout Shares during the three and nine months ended September 30, 2024 was $14 and $68, respectively. The total share-based compensation expense was $92 and $319 for the three and nine months ended September 30, 2023 respectively.
As of September 30, 2024, there was $3 of unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest. That cost is expected to be recognized over a weighted average period of 0.01 years as of September 30, 2024. As of September 30, 2024, none of the Employee Earnout Shares have vested.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of September 30, 2024 and December 31, 2023.
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
Note 16. Business Combinations
During the year ended December 31, 2023, the Company closed on two business combinations. There were no business combinations or asset acquisitions during the nine months ended September 30, 2024.

Practice Acquisitions
For the acquisition of various clinical practices, the Company applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition dates.
Southland Practice Acquisition
On June 5, 2023, the Company acquired certain non-clinical assets of Covina Cancer Care Medical Center Inc. d/b/a Southland Radiation Oncology Network from Arvind Lapsiwala, M.D. (“Dr. Arvind” and such acquisition, the "Southland Practice Acqusition"). Intangible assets of $2,844 were provisionally recognized pursuant to the acquisition in the form of payor contracts and non-compete agreements with a weighted average amortization period of 18 and 5 years, respectively. The Company became liable for purchase consideration that consisted of $4,300 in cash paid upon closing and contingent consideration of $2,072. The deferred contingent cash consideration represents a fixed amount that is contingent upon the non-cancellation of the Transition Services Agreement by the seller. The fair value of the deferred cash consideration liability was determined to be $1,813 at the acquisition date.

The Southland Practice Acquisition was determined to constitute a business combination in accordance with ASC 805. The deferred cash consideration liability was remeasured at each reporting period until the contingent milestone was achieved or the liability was settled. Any changes in the fair value of the deferred cash consideration liability was recognized in the Condensed Consolidated Statements of Operations. The Company recognized $0 and $36 for the three and nine months ended September 30, 2024 and $131 for the year ended December 31, 2023, respectively, in the Condensed Consolidated Statements of Operations for the change in fair value for the deferred cash consideration liability. The Company paid $2 million in June 2024 in regards to the deferred cash consideration liability. The remaining deferred cash consideration was paid in July 2024. The fair value of the deferred cash consideration liability was $0 and $1,944 at September 30, 2024 and December 31, 2023, respectively.

Bolsa Pharmacy Acquisition
On November 28, 2023, the Company acquired certain clinical and non-clinical assets of Bolsa Medical Pharmacy (the "Bolsa Practice Acquisition"). Intangible assets of $113 were provisionally recognized pursuant to the acquisition in the form of clinical contracts and licenses with a weighted average amortization period of 10 and 2 years, respectively. The Company became liable for purchase consideration of $157 in cash which was paid upon closing.

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
There were no acquisition costs for the three and nine months ended September 30, 2024. Acquisition costs amounted to $41 and $112 for the three and nine months ended September 30, 2023, respectively, and were recorded as “General and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.

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
The Company recognized $22,643 and $55,273 in cumulative revenue and $4,506 and $10,146 in cumulative net income in its Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024, respectively, related to clinical practices acquired in the prior year.
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

(in thousands)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$893	$2,282
Accounts receivable, net	54,465	45,175
Other receivables	129	129
Inventories	10,106	13,646
Prepaid expenses and other current assets	1,878	1,136
Total current assets	67,471	62,368

(in thousands)	September 30, 2024	December 31, 2023
Property and equipment, net	75	105
Other assets	552	525
Intangible assets, net	5,258	5,628
Goodwill	2,679	2,679
Total assets	$76,035	$71,305
Liabilities
Current liabilities:
Accounts payable	$20,652	$12,729
Accrued expenses and other current liabilities	9,802	8,413
Amounts due to affiliates	235,713	189,048
Total current liabilities	266,167	210,190
Other non-current liabilities	17	211
Deferred income taxes liability	21	21
Total liabilities	$266,205	$210,422
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL, TOI OR, and TOI TX, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA, TOI FL, TOI OR or TOI TX, however.
Note 18. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets.
Intangible Assets
As of September 30, 2024, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(11,544)	$10,647
Trade names	10 years	6,650	(3,084)	3,566
Clinical contracts and noncompete agreements	8 years	3,191	(1,821)	1,370
Total intangible assets		$32,032	$(16,449)	$15,583
As of December 31, 2023, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(10,014)	$12,177
Trade names	10 years	6,650	(2,594)	4,056
Clinical contracts and noncompete agreements	8 years	3,191	(1,520)	1,671
Total intangible assets		$32,032	$(14,128)	$17,904

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of September 30, 2024 is as follows:

(in thousands)	Amount
Year ending December 31:
2024 (remaining three months)	$774
2025	3,091
2026	3,060
2027	2,933
2028	2,828
Thereafter	2,897
Total	$15,583
The aggregate amortization expense during the three months ended September 30, 2024 and 2023 was $774 and $784, respectively. The aggregate amortization expense during the nine months ended September 30, 2024 and 2023 was $2,321 and $2,240, respectively
Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of September 30, 2024 and December 31, 2023 is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Patient services	$2,679	$2,679
Dispensary	4,551	4,551
Clinical trials & other	—	—
Total goodwill	$7,230	$7,230
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 and for the year ended December 31, 2023 are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Balance as of January 1	$7,230	$21,418
Goodwill acquired	—	2,679
Goodwill impairment charges (see Note 2 and Note 7)	—	(16,867)
The end of the period	$7,230	$7,230
Note 19. Net Loss Per Share
The following table sets forth the computation of the Company's basic net loss per share to common stockholders for the three and nine months ended September 30, 2024 and 2023.

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to TOI	$(16,113)	$(17,419)	$(51,481)	$(64,314)
Net loss attributable to TOI available for distribution	(16,113)	(17,419)	(51,481)	(64,314)
Net loss attributable to participating securities, basic	(2,890)	(3,148)	(9,302)	(11,723)
Net loss attributable to common stockholders, basic	$(13,223)	$(14,271)	$(42,179)	$(52,591)

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding, basic	75,524,823	73,469,101	74,838,340	73,679,454
Net loss income per share attributable to common stockholders, basic	$(0.18)	$(0.19)	$(0.56)	$(0.71)
The following table sets forth the computation of the Company's diluted net loss per share to common stockholders for the three and nine months ended September 30, 2024 and 2023.

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to TOI	$(16,113)	$(17,419)	$(51,481)	$(64,314)
Net loss attributable to TOI available for distribution	(16,113)	(17,419)	(51,481)	(64,314)
Net loss attributable to participating securities, diluted	(2,890)	(3,148)	(9,302)	(11,723)
Net loss attributable to common stockholders, diluted	$(13,223)	$(14,271)	$(42,179)	$(52,591)
Weighted average common shares outstanding, basic	75,524,823	73,469,101	74,838,340	73,679,454
Weighted average shares outstanding, diluted	75,524,823	73,469,101	74,838,340	73,679,454
Net loss per share attributable to common stockholders, diluted	$(0.18)	$(0.19)	$(0.56)	$(0.71)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible note	12,839,967	12,839,967	12,839,967	12,839,967
Stock options	7,761,895	8,829,382	7,761,895	8,934,259
RSUs	1,461,679	2,124,905	1,461,679	2,314,407
Earnout Shares	794,008	1,401,064	794,008	1,401,064
Public Warrants	5,749,986	5,749,986	5,749,986	5,749,986
Private Warrants	3,177,542	3,177,542	3,177,542	3,177,542
Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Patient services	$49,752	$53,634	$154,666	$157,333
Dispensary	48,210	26,792	132,329	76,228
Clinical trials & other	1,939	1,609	6,150	4,890
Consolidated revenue	$99,901	$82,035	$293,145	$238,451

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct costs
Patient services	$45,118	$44,961	$141,137	$132,653
Dispensary	40,091	21,072	111,701	60,328
Clinical trials & other	326	24	946	276
Total segment direct costs	$85,535	$66,057	$253,784	$193,257

Depreciation expense
Patient services	$559	$749	$1,574	$1,601
Dispensary	31	30	92	75
Total segment depreciation expense	$590	$780	$1,666	$1,676

Amortization of intangible assets
Patient services	$718	$731	$1,437	$2,082
Clinical trials & other	55	53	110	158
Total segment amortization	$773	$784	$1,547	$2,240

Operating income
Patient services	$3,357	$7,193	$10,518	$20,997
Dispensary	8,088	5,690	20,536	15,825
Clinical trials & other	1,558	1,531	5,094	4,455
Total segment operating income	$13,003	$14,414	$36,148	$41,277

Goodwill impairment charges
Patient services	$—	$—	$—	$16,235
Clinical trials & other	—	—	—	632
Total impairment charges	$—	$—	$—	$16,867

Selling, general and administrative expense	$26,646	$28,205	$82,970	$85,761
Non-segment depreciation and amortization	210	134	1,367	379
Total consolidated operating loss	$(13,853)	$(13,925)	$(48,189)	$(61,730)

(in thousands)	September 30, 2024	December 31, 2023
Assets
Patient services	$72,572	$73,551
Dispensary	16,022	8,378
Clinical trials & other	8,410	8,878
Non-segment assets	82,179	118,433
Total assets	$179,183	$209,240

Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees and expenses. Related party payments for the three and nine months ended September 30, 2024 and 2023 were as follows:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
	Type	2024	2023	2024	2023
American Institute of Research	Consulting	$—	$14	$—	$38
Karen M Johnson	Board Fees	19	13	58	38
Richard Barasch	Board Fees	—	—	5	—
Anne M. McGeorge	Board Fees	19	29	56	58
Mohit Kaushal	Board Fees	19	32	58	59
Ravi Sarin	Board Fees	—	29	—	54
Maeve O'Meara Duke	Board Fees	19	13	57	38
M33 Growth LLC (Gabe Ling)	Board Fees	19	33	59	58
Mark L. Pacala	Board Fees	19	29	57	58
Richy Agajanian MD	Clinical Trials	—	5	—	12
Brad Hively	Board Fees	29	2	66	4
Total		$143	$199	$416	$417
There are no outstanding related party balances at September 30, 2024 and December 31, 2023.

Note 22. Subsequent Events
On October 22, 2024, the Company reached a settlement agreement through arbitration in connection with a legal dispute involving a contractual disagreement with a provider. The arbitration ruling was favorable to the Company and resulted in a $4.1 million settlement payment to the Company. Under the terms of the settlement, the Company will receive this payment in four installments by December 31, 2024.

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
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices for the Company and for independent oncology practices that together serve patients at 86 clinic locations across 14 markets and four states throughout the United States. Additionally, the Company has commenced operations in Oregon in October 2024. Our community-based oncology practices are staffed with 131 oncologists and advanced practice providers. 72 of these clinics are staffed with 120 providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs", which provided care for more than 64,000 patients in 2024 and managed a population of approximately 1.9 million patients under value-based agreements as of September 30, 2024. The Company also provides management services on behalf of 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
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

	Three Months Ended September 30,		Nine months ended September 30
	2024	2023	2024	2023
Revenue
Patient services	49.8%	65.4%	52.8%	65.9%
Dispensary	48.3%	32.6%	45.1%	32.0%
Clinical trials & other	1.9%	2.0%	2.1%	2.1%
Total operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct costs – patient services	45.2%	54.8%	48.1%	55.6%
Direct costs – dispensary	40.1%	25.7%	38.1%	25.3%
Direct costs – clinical trials & other	0.3%	—%	0.3%	0.1%
Goodwill impairment charges	0.0%	—%	0.0%	7.1%
Selling, general and administrative expense	26.7%	34.4%	28.3%	36.0%
Depreciation and amortization	1.6%	2.1%	1.6%	1.8%
Total operating expenses	113.9%	117.0%	116.4%	125.9%
Loss from operations	(13.9)%	(17.0)%	(16.4)%	(25.9)%
Other non-operating expense (income)
Interest expense, net	2.2%	2.2%	2.2%	2.1%
Change in fair value of derivative warrant liabilities	—%	0.2%	(0.2)%	—%
Change in fair value of earnout liabilities	—%	—%	—%	(0.3)%
Change in fair value of conversion option derivative liabilities	—%	1.6%	(0.9)%	(0.9)%
Gain on loan forgiveness	—%	—%	—%	—%
Other, net	0.1%	0.2%	0.1%	0.2%
Total other non-operating loss	2.3%	4.2%	1.2%	1.1%
Loss before provision for income taxes	(16.2)%	(21.2)%	(17.6)%	(27.0)%
Income tax expense	—%	(0.2)%	—%	(0.1)%
Net loss	(16.2)%	(21.4)%	(17.6)%	(27.1)%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine months ended September 30		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Patient services	$49,752	$53,634	$(3,882)	(7.2)%	$154,666	$157,333	$(2,667)	(1.7)%
Dispensary	48,210	26,792	21,418	79.9%	132,329	76,228	56,101	73.6%
Clinical trials & other	1,939	1,609	330	20.5%	6,150	4,890	1,260	25.8%
Total operating revenue	$99,901	$82,035	$17,866	21.8%	$293,145	$238,451	$54,694	22.9%
Patient services
Three Months Ended September 30, 2024 and 2023
The decrease in patient services revenue was primarily due to a 1.6% decrease in FFS revenue and a 5.6% decrease in capitation revenue during the third quarter of 2024. This was primarily due to fluctuations in members and loss of contract. During the three months ended September 30, 2024, we signed an additional 3 capitated contracts across 2 states, including both medical and radiation oncology services. We added a second capitation contract in Florida which is direct to a health plan partner, as well as our first capitation contract in Oregon. Year to date, we have now signed 13 new capitation contracts across the organization. We also achieved certification to begin radio-pharmaceutical therapy in our California radiation oncology practice. This will be an important driver of growth and margin for our radiation oncology business going forward, and we are one of the few community-based practices on the West Coast to offer this service which traditionally occurs in the hospital setting. We are targeting a December 2024 go-live for this important new therapeutic service at TOI. With the recent execution of our capitation contracts, we expect significant improvement in our net loss in Q4 and beyond. We are well-positioned to handle substantial growth in the markets we serve without needing to add more providers or increase overhead costs.
Nine Months Ended September 30, 2024 and 2023
The decrease in patient services revenue was primarily due to a 1.7% decrease in FFS revenue.
Dispensary
Three Months Ended September 30, 2024 and 2023
The increase in dispensary revenue was primarily due to a 86.5% increase in the number of prescriptions filled primarily related to the California pharmacy, offset by a 3.5% decrease in the average revenue per fill. We are continuing to set new monthly fill records and now project revenue of more than $75 million from our California Pharmacy.
Nine Months Ended September 30, 2024 and 2023
The increase in dispensary revenue was primarily due to a 82.5% increase in the number of prescriptions filled primarily related to the California pharmacy, offset by a 4.9% decrease in the average revenue per fill.
Clinical trials & other
Three Months Ended September 30, 2024 and 2023
The increase in clinical trials and other revenue was primarily due to an increase in other revenue compared to the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 and 2023
The increase in clinical trials and other revenue was primarily due to an increase in other revenue compared to the nine months ended September 30, 2023.
Operating Expenses

	Three Months Ended September 30,		Change		Nine months ended September 30		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Direct costs – patient services	$45,118	$44,961	$157	0.3%	$141,137	$132,653	$8,484	6.4%
Direct costs – dispensary	40,091	21,072	19,019	90.3%	111,701	60,328	51,373	85.2%
Direct costs – clinical trials & other	326	24	302	1258.3%	946	276	670	242.8%
Goodwill impairment charges	—	—	—	N/A	—	16,867	(16,867)	(100.0)%
Selling, general and administrative expense	26,646	28,205	(1,559)	(5.5)%	82,970	85,761	(2,791)	(3.3)%
Depreciation and amortization	1,573	1,698	(125)	(7.4)%	4,580	4,296	284	6.6%
Total operating expenses	$113,754	$95,960	$17,794	18.5%	$341,334	$300,181	$41,153	13.7%
Patient services cost
Three Months Ended September 30, 2024 and 2023
The increase in patient services cost was primarily due to a 4.8% increase in clinical payroll costs due to growth and provider count offset by a 4.0% decrease in intravenous drug costs, as well as a 0.9% decrease in medical supply cost.

Intravenous drug costs are in line with normal seasonality and we expect improvement in the margins as the year progresses as additional rebates are achieved through volume-based tiering in our contractual pricing.
Nine Months Ended September 30, 2024 and 2023
The increase in patient services cost was primarily due to a 5.1% increase in clinical payroll costs due to growth and provider count as well as a 1.5% increase in intravenous drug costs, driven by the Company's patient mix and volume.
Dispensary cost
Three Months Ended September 30, 2024 and 2023
The increase in dispensary cost was primarily due to a 86.5% increase in the number of prescriptions filled and by a 2.0% increase in the average cost of the prescriptions filled.
Nine Months Ended September 30, 2024 and 2023
The increase in dispensary cost was primarily due to a 82.5% increase in the number of prescriptions filled and by a 1.4% increase in the average cost of the prescriptions filled.
Goodwill impairment charges
The goodwill impairment charges were $0 during the three and nine months ended September 30, 2024, compared to $0 and $16,867 during the three and nine months ended September 30, 2023. See Note 18 for additional detail.
Selling, general and administrative expense
Three Months Ended September 30, 2024 and 2023
The decrease in selling, general and administrative expense was primarily driven by a 12.2% decrease in salaries and benefits, a 2.1% decrease in business development expenses, offset by a 8.8% increase in operational expenses due to the growth of CA pharmacy business. This decrease is a direct result of our ongoing efforts to streamline operations, improve efficiency, and optimize our cost structure. We are confident that these cost-management efforts, combined with our robust top-line growth, will continue to strengthen our financial performance and position in the quarters ahead.
Nine Months Ended September 30, 2024 and 2023
The decrease in selling, general and administrative expense was primarily driven by a 7.9% decrease in salaries and benefits, a 2.3% decrease in business development expenses, offset by a 7.0% increase in operational expenses due to the growth of CA pharmacy business.
Other Expenses (Income)

	Three Months Ended September 30,		Change		Nine months ended September 30		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Interest expense, net	$2,225	$1,755	$470	26.8%	$6,328	$4,836	$1,492	30.9%
Change in fair value of derivative warrant liabilities	(20)	203	(223)	(109.9)%	(572)	(58)	(514)	886.2%
Change in fair value of earnout liabilities	—	(23)	23	(100.0)%	—	(792)	792	(100.0)%
Change in fair value of conversion option derivative liabilities	—	1,284	(1,284)	N/A	(2,568)	(2,034)	(534)	N/A
Other, net	55	140	(85)	(60.7)%	104	354	(250)	(70.6)%
Total other non-operating expense (income)	$2,260	$3,359	$(1,099)	(32.7)%	$3,292	$2,306	$986	42.8%

Interest expense, net
The increase in net interest expense for the three and nine months ended September 30, 2024 was the result of the decrease in interest income related to marketable treasury securities.
Change in fair value of liabilities
Three Months Ended September 30, 2024 and 2023
The decrease in change in fair value of liabilities was primarily due to no change in the fair value of conversion option derivative liabilities for the three months ended September 30, 2024, compared to $1,284 loss for the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 and 2023
The increase in change in fair value of liabilities was primarily due to a $256 reduction in gain as a result of the decrease in fair value of derivative warrant and conversion option derivative liabilities for the nine months ended September 30, 2024.
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

	Three Months Ended September 30,		Nine months ended September 30
	2024	2023	2024	2023
Clinics (1)	86	84	86	84
Markets	14	15	14	15
Lives under value-based contracts (millions)	1.9	1.8	1.9	1.8
Adjusted EBITDA (in thousands) (2)	$(8,196)	$(5,346)	$(27,847)	$(19,647)
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

The following tables provide a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Net loss	$(16,113)	$(17,419)	$1,306	(7.5)%
Depreciation and amortization	1,573	1,698	(125)	(7.4)%
Interest expense, net	2,225	1,755	470	26.8%
Income tax benefit	—	136	(136)	(100.0)%
Non-cash addbacks(1)	(102)	(13)	(89)	684.6%
Share-based compensation	2,388	4,658	(2,270)	(48.7)%
Changes in fair value of liabilities	(20)	1,464	(1,484)	(101.4)%
Unrealized (gains) losses on investments	(18)	(156)	138	(88.5)%
Practice acquisition-related costs(2)	—	41	(41)	(100.0)%
Post-combination compensation expense(3)	45	399	(354)	(88.7)%
Consulting and legal fees(4)	352	1	351	35,100.0%
Infrastructure and workforce costs(5)	1,473	1,978	(505)	(25.5)%
Transaction costs(6)	—	112	(112)	(100.0)%
Adjusted EBITDA	$(8,197)	$(5,346)	$(2,851)	53.3%
(1)    During the three months ended September 30, 2024, non-cash addbacks were primarily comprised of non-cash rent of $104 offset by net credit loss of $2. During the three months ended September 30, 2023, non-cash addbacks were primarily comprised of net bad debt expense of $32 offset by non-cash rent of $45.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain non-recurring advisory projects during the three months ended September 30, 2024. During the three months ended September 30, 2023, these fees related to non-recurring advisory projects, including software implementations.
(5)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $218 and $701, software implementation fees of $0 and $37, severance expenses resulting from cost rationalization programs of $67 and $633, temporary labor of $142 and $310 and non-recurring legal fees related to infrastructure build out of $948 and $2 during the three months ended September 30, 2024 and 2023, respectively.

(6)    Transaction costs incurred during the three months ended September 30, 2023 were comprised of consulting, legal, administrative and regulatory fees associated with non-recurring due diligence projects.

	Nine months ended September 30		Change
(dollars in thousands)	2024	2023	$	%
Net loss	$(51,481)	$(64,314)	$12,833	(20.0)%
Depreciation and amortization	4,580	4,296	284	6.6%
Interest expense, net	6,328	4,836	1,492	30.9%
Income tax expense	—	278	(278)	(100.0)%
Non-cash addbacks(1)	(210)	152	(362)	(238.2)%
Share-based compensation	9,862	13,730	(3,868)	(28.2)%
Goodwill impairment charges	—	16,867	(16,867)	N/A
Changes in fair value of liabilities	(3,140)	(2,884)	(256)	8.9%
Unrealized (gains) losses on investments	(134)	(31)	(103)	N/A
Practice acquisition-related costs(2)	—	112	(112)	(100.0)%
Post-combination compensation expense(3)	361	1,561	(1,200)	N/A
Consulting and legal fees(4)	772	1,515	(743)	(49.0)%
Infrastructure and workforce costs(5)	5,197	4,095	1,102	26.9%
Transaction costs(6)	18	140	(122)	(87.1)%
Adjusted EBITDA	$(27,847)	$(19,647)	$(8,200)	41.7%
(1)    During the nine months ended September 30, 2024, non-cash addbacks were primarily comprised of non-cash rent of $261, offset by net reversal of bad debt recovery of $51. During the nine months ended September 30, 2023, non-cash addbacks were primarily comprised of non-cash rent of $120 and net credit losses of $31 .
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain non-recurring advisory projects during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, these fees related to non-recurring advisory projects, including software implementations.
(5)    Infrastructure and workforce costs were primarily comprised of non-recurring legal fees related to infrastructure build out of $3,307 and 2,035, recruiting expenses to build out corporate infrastructure of $930 and $1,593, severance expenses resulting from cost rationalization programs of $219 and $898, and temporary labor of $468 and $1,217 during the nine months ended September 30, 2024 and 2023, respectively.
(6)    Transaction costs incurred during the nine months ended September 30, 2024 were comprised of consulting, legal, administrative and regulatory fees associated with non-recurring due diligence projects.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through debt facilities, issuances of equity securities and payments received from various payors. As of September 30, 2024, the Company had $47,402 of cash and cash equivalents.
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

Management believes that its cash and cash equivalents on hand will be sufficient to fund the Company's operating and capital needs for at least the next 12 months. Management's assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. The Company's actual results could vary because of, and its future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to open or acquire new clinics and expand into new markets and the expansion of sales and marketing activities. The Company may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than management currently expects. The Company may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to management or at all. If unable to raise additional capital when desired, or if the Company cannot expand operations or otherwise capitalize on business opportunities because of the Company's lack of sufficient capital, the Company's business, results of operations, and financial condition would be adversely affected.
Outside of the aforementioned, and any transactions made in the ordinary course of business, there have been no significant changes to our material cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows
The following table presents a summary of the Company's consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Net cash and cash equivalents used in operating activities	$(30,724)	$(32,422)	$1,698	(5)%
Net cash and cash equivalents provided by investing activities	47,966	51,013	(3,047)	(6)%
Net cash and cash equivalents used in financing activities	(3,328)	(5,066)	1,738	(34)%
Net increase in cash and cash equivalents	$13,914	$13,525	$389	3%
Cash and cash equivalents at beginning of period	33,488	14,010	19,478	139%
Cash and cash equivalents at end of period	$47,402	$27,535	$19,867	72%
Operating Activities
Significant changes impacting net cash and cash equivalents used in operating activities for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was due to $12,833 reduction in net loss and the following changes to the non-cash net loss adjustments:
•Goodwill impairment of $16,867 for the nine months ended September 30, 2023 that did not occur in the current year,
•A $256 reduction in gains related to the change in the fair value of liabilities for the nine months ended September 30, 2024;
•Share based compensation for the nine months ended September 30, 2024 decreased by $3,868 compared to the nine months ended September 30, 2023;
•Cash used by accounts receivable increased $3,485 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to timing and the growth in the Company's pharmacy business;
•Cash used by inventories decreased $6,485 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to reduction in inventory days on hands.
•Cash provided by accounts payable, accrued expenses and income taxes payable increased $8,751 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the timing of the payment activities; and

•Cash used by prepaid and other current assets increased $2,736 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to timing.
We have implemented targeted initiatives to optimize our working capital going forward. We are improving our receivables management and are in the process of renegotiating payment terms with key suppliers. The goal is to reduce our days sales outstanding (DSO), while also extending our days payable outstanding (DPO) through ongoing negotiations with our vendors. These efforts are for long and short-term improvement in cash flow from operations and improving liquidity.
Investing Activities
Net cash provided by investing activities decreased $3,047 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to a $9,019 decrease in net sales of marketable securities, offset by a $5,972 decrease in cash used in practice acquisitions in and purchases of property and equipment.
Financing Activities
Net cash used in financing activities decreased $1,738 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to a decrease of $2,008 related to payments made for financing of insurance payments and a $1,019 decrease in common stock repurchases offset by a $1,413 increase of deferred consideration liability payments during the nine months ended September 30, 2024.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of debt servicing requirements, operating leases and deferred acquisition and contingent consideration. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of September 30, 2024.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2024	2025-2026	2027-2028	Thereafter	Total
Convertible note[1]	$1,124	$8,922	$112,664	$—	$122,711
Operating leases	2,130	16,476	11,566	6,866	37,038
Deferred acquisition and contingent consideration	175	50	—	—	225
Other[2]	12	81	29	—	122
Total material cash requirements	$3,441	$25,529	$124,259	$6,866	$160,096
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
Interest Rate Risk
We held cash and cash equivalents of $47,402 as of September 30, 2024, consisting of bank deposits and U.S. Treasury Debt Securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.
Inflation Risk
In recent years inflation has impacted the U.S. economy. Inflation can adversely affect us by increasing the costs of drugs, clinical trials and research, administration and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in our internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes, other than noted below, to the risk factors previously described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Common Stock is listed on The Nasdaq Capital Market ("Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that the closing bid price of our Common Stock be at least $1.00 per share. On June 20, 2024, we received a letter from Nasdaq indicating that, for the previous 30 consecutive business days, the bid price for the Company’s Common Stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). As reported on our Current Report on Form 8-K filed on June 21, 2024, we have an initial period of 180 calendar days, or until December 17, 2024 to regain compliance. We may be granted an additional 180 days to regain compliance and, if we do not regain compliance by December 17, 2024, we anticipate seeking Nasdaq’s grant of the additional 180-day extension of the compliance deadline before December 17, 2024. If we do not regain compliance by December 17, 2024 and that additional compliance period is granted, we intend to regain compliance with the bid price requirement during the second 180-day compliance period, by effecting a reverse stock split if necessary. If we fail to regain compliance with the minimum bid requirement by December 17, 2024 (or during the second 180-day compliance period, if made available) or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities. If Nasdaq delists our shares of Common Stock and Public Warrants for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

–a limited availability of market quotations for our securities;

–reduced liquidity for our securities;

–a limited amount of analyst coverage; and

–a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2024, no director or officer adopted or terminated:
(i) Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and
(ii) Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
10.1	Employment agreement, effective as of September 30, 2024, by and between the Company and Robert Carter					X
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on November 13, 2024.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Robert Carter
Robert Carter
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)