Form 10-K
period 2024-12-31
Oncology Institute, Inc.
filed 2025-03-26
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of $0.46 per shares of the Registrant’s common stock as reported by the Nasdaq Capital Market as of June 30, 2024, was approximately $34.9 million.
The registrant had outstanding 75,753,229 shares of common stock as of March 10, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on May 7, 2025, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

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
•failure to continue to meet, or to cure any deficiency, with respect to stock exchange listing standards;
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

PART I
Item 1. Business

Overview
Formed in 2007, the business of what is now The Oncology Institute, Inc. ("TOI", the "Company", "we", or "our) and its affiliated professional corporations was created initially as a collection of community oncology practices in southern California, and has evolved to be a national leader in the pursuit of reducing the ever-rising cost of oncology care, while embracing clinical best practices, state-of-the-art technology, and compassionate treatment of patients.
While we continue our original purpose of seeing our patients on a fee-for-service basis for their oncology, hematology, specialty infusion, oral pharmacy needs, as well as enrolling patients in clinical trials, where appropriate, TOI's true mission lies in our differentiated ability to partner with managed care providers and other risk-bearing entities to transfer the risk and patient coordination responsibility of treating cancer in the subset of the population that is experiencing an oncology treatment episode. To do this, we utilize a combination of gain/loss sharing, capitation, and full delegation contracts at the population-level, which allow TOI to control the treatment of oncology patients in an outpatient setting, across both medical oncology (traditional IV-based infusion therapy) and radiation oncology (radiation therapy provided by linear accelerator equipment).
TOI treats patients across 16 markets and 5 states throughout the United States, via our 72 clinics owned by affiliated physicians and staffed with 130 providers (the "TOI PCs"), 14 independently-owned clinics which are contracted with TOI's managed services organization and staffed with 11 providers, as well as our contracted network of independent clinics unaffiliated with TOI in instances where TOI is the fully delegated market manager under a value-based contract.
Through this network, TOI provided care for more than 72,000 patients in 2024 and managed a population of approximately 1.9 million patients under value-based agreements as of December 31, 2024.
(1) Based on study conducted by the American Society of Clinical Oncology and published in the Journal of Oncology Practice in September 2019 titled “Lay Health Worker-Led Cancer Symptom Screening Intervention and the Effect on Patient-Reported Satisfaction, Health Status, Health Care Use, and Total Costs: Results from a Tri-Party Collaboration”

Our Business Lines
Patient Services
Fee for Service
TOI provides medical care on a fee-for service basis for physician services, in-house infusion, radiation, and innovative programs like outpatient blood product transfusions, along with 24/7 patient support. The services TOI provides in its fee for service business are generally covered under commercial and government managed care programs, which are billed retrospectively for care provided in clinics, following a typically small patient co-pay collected at the time of service. We customarily bill for physician and infusion services on a CPT-code basis, and for drugs on a cost-plus basis. We are generally reliant on outside referrals of these fee-for-service patients, who may be in the care of a primary care provider, non-oncology specialist physician, or hospitalist, who then refers the patient upon diagnosis to an oncology provider within TOI. We generate these referrals based on the reputation of our doctors and our platform within the communities we serve, as well as our active and direct referrer education efforts.
Value-based

TOI offers value-based contracts to payors, including managed care organizations and other risk-bearing entities, who are interested in transferring both the risk and responsibility for managing outpatient oncology care to us. These arrangements can take multiple different forms, but typically involve a population-level assignment, where TOI receives 100% share of a patient population and is paid either a fixed amount per member on a regular (typically monthly) schedule, or is paid/recouped a portion of gains/losses at the end of a measurement period. In this way, TOI receives a predictable, recurring payment for oncology care, and generates a profit to the extent the actual cost of oncology care for our contracted patient populations is less than this fixed payment. Generally, we are able to offer fixed payments to payors that represent a discount to the historical oncology cost for these patient populations, while still generating positive profitability for TOI. We do this through active management of clinical pathways and drug formulary, incorporating best clinical practices and recognized quality metrics, using both our affiliated and MSO clinics, as well as negotiating network contracts with third-party providers. TOI's decade-plus of experience efficiently managing oncology populations, intensive clinical interventions, and comprehensive knowledge of therapeutic options across both pharmaceuticals and radiation therapy positions us to effectively manage these contracts in a way that adds value to both our payor partners and patients.
Dispensary
TOI operates specialty and retail pharmacies in all 5 states through which we are capable of filling medication orders that are incidental or coincidental to our patients' oncology care. Often patients undergoing outpatient oncology treatment are receiving a combination of IV-infused, oral, and injectable medications, for oncology treatment as well as other co-occurring conditions, making our populations particularly relevant for pharmacy services on therapeutics that are not provider-administered within the clinic and therefore would typically fall outside of our traditional Patient Services fee for service business. Because of the relationship derived from the repeated visits and close consultation that occurs during treatment for an active oncology episode, our patients develop a relationship to providers in the TOI clinics, as well as a cadence of regular visits. This provides TOI a complementary opportunity to service these patients by ordering and filling oral, IV, and injectable medications that the patients frequently self-administer or have administered inside or outside of TOI's clinics. For these medications, we are typically billing patients pharmacy benefit managers, which are generally incorporated within patients' managed care plans, whether commercial or government. Pharmacy claims are generally billed at the time medication is ordered, along with a customary patient co-pay, which TOI seeks to collect at the time of pickup. Reimbursement for the pharmacy is generally calculated using a wholesale acquisition cost, or WAC-minus basis, which is on average a higher rate than TOI is able to procure the medication from its vendors.
Clinical Trials and Other
Through TOI Clinical Research, LLC ("TCR"), the clinical research arm of our affiliated professional corporations, or TOI PCs, we also provide and manage clinical trial services and research for the benefit of cancer patients, as well as palliative care for patients in the last stages of disease. Many of our services, such as managing clinical trials and palliative care programs, are traditionally accessed through academic and tertiary care settings, while the TOI PCs bring these services to patients in a community setting, by which we mean, providing care in our convenient clinic locations rather than academic or tertiary care settings. Revenue in our clinical trials business is billed to pharmaceutical companies or the contract research organizations engaged by pharmaceutical companies to administer their trials, and paid in arrears based on which individual medical procedures were performed on enrolled patients during the course of the trial.

Our Mission
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
In 2024, we generated more than 46% of our revenue from patients who are covered by value-based contracts. Historically, our value-based contracts have predominately taken the form of capitated contracts. Our capitated contracts remove incentives to drive up costs, and they also have incentives for meeting or exceeding certain quality metrics. In some capitated contracts we are penalized if we fail to meet certain quality metrics. In other capitated contracts, we receive bonuses/rewards if we meet or exceed certain quality metrics. Our value-based contracts could also take on other forms, such as sharing with payors in the cost savings generated for specific medical oncology costs (which we refer to as 'gain-sharing' contracts), along with incentives to meet certain quality metrics. These contracts, despite their modifications on how reimbursement is structured, still meet the definition of value-based care. We and our affiliated providers have contractual relationships with payors serving a variety of patients, including Medicare Advantage ("MA"), Medicaid, and commercial patients. These payors include affiliates of Anthem, CareMore Health, Heritage Provider Network and Optum Care.
In 2024, we continued to evolve the way we structure our value-based arrangements, particularly in areas of the country where there are limits on medical group delegation, or an increased desire from groups to incentivize TOI for cost of care that extends beyond medical oncology and includes elements such as management of acute care utilization and/or management of non-employed oncologists. We believe that these new contracting methodologies are furthering our mission to provide access to world-class oncology care in an affordable manner to underserved populations.

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
As of December 31, 2024, we were active in 16 markets in five states. Across these states, there were approximately 81 million commercial, Medicaid, and MA lives. This population provides us with a substantial opportunity to capture a portion of those lives in both our legacy, existing markets, as well as in our new expansion geographies.
Our Care Model
Since our founding over 15 years ago, we have built a solid track record around our care model for value-based oncology care. Our care model is focused on delivering personalized, evidenced-based care, consistently, and at scale. We seek to deliver better patient outcomes for lower costs, and to care for more of our payors’ patient populations.
Our care model is designed to remove physicians’ incentives to over-prescribe or prescribe high-cost chemotherapy that is of limited clinical utility to patients, but rather focus on adherence to National Comprehensive Cancer Network ("NCCN")

guidelines and, when possible, choose clinically equivalent but lower-cost therapeutics to benefit patients and our payor partners. We invest in nurse practitioners to help with advanced care planning and palliative care discussions with patients. We give patients the education and tools to make their own decisions about when the right time is to choose palliative care or hospice.
While the TOI PCs treat patients under both value-based and FFS contracts, our affiliated providers’ approach to care focuses on achieving the best outcomes at the lowest cost, regardless of the reimbursement methodology. We have developed a High Value Cancer Care, or HVCC, program, in which patients are able to access targeted care resources that augment and support their treatment. Our treatment regimens are based on algorithms established by the NCCN and are evidence-based. NCCN is a not-for-profit alliance of 32 leading cancer centers devoted to patient care, research and education (not including TOI). NCCN focuses on improving cancer care through the input of clinical thought leaders at its member organizations. NCCN publishes guidelines developed from evidence- based medicine to ensure that all cancer patients receive preventative, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes. The NCCN guidelines are widely recognized as the standard for clinical care in medical oncology, and the intent of the guidelines is to assist in clinical decision making. Our affiliated providers strive to ensure that clinical pathways in our electronic health records system, as well as recommendations on use of chemotherapy and supportive care medications are consistent with NCCN guidelines to ensure patients receive the best clinical care based on their individual disease and comorbidities. Moreover, the TOI PCs operate physician dispensaries that allow our affiliated providers to prescribe and dispense oral oncolytics and related medications to patients, alongside chemotherapy infusion and injections. This provides patients with holistic and convenient access to the most appropriate treatment pathways, all in a community setting. According to a study conducted by researchers at Stanford University on the TOI PCs’ patients in 2019 who were enrolled in our HVCC program, we saw improvements in several key metrics, including:

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
Based on the latest 3,500+ Google reviews we have an average patient rating of 4.6 out of 5 stars.
Growth Strategy and Opportunities
Our footprint as of December 31, 2024 spanned five states and is growing rapidly.

	California	Arizona	Nevada	Florida	Oregon
Markets	7	1	1	5	2
Managed and Affiliated Clinics(1)	63	4	3	14	2
Providers	101	5	3	20	2
(1) 72 clinics operated under the TOI PCs, whereby we receive a percentage of revenues under our management services agreements, or MSAs and are consolidated; and 14 independent oncology practice locations that are under MSAs for limited management and administrative services but do not bear any direct operating costs.
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
•New Market Contract Growth: Our replicable operating model enables quick scaling in new markets. Oncology continues to be a key focus area for payors and providers, who are highly supportive of our entry into new markets. Our high priority markets have attractive market dynamics due to the high cost of oncology care in these geographies, the prevalence of risk-bearing organizations, and the presence of national payor partners with whom we collaborate in existing markets. Our initial approach to value-based contracting in new markets is likely to be in the form of gain- sharing contracts These new contracts, which will enable us to work with payors and risk-taking providers as they continue their shift to value-based care, are likely to produce lower revenue and profitability in the initial period as compared to full capitation. Once payors and risk-bearing providers in these new markets become comfortable with our ability to generate savings and better outcomes, we believe these contracts are likely to shift to capitation.
•M&A Opportunities: Leveraging our existing pipeline and mergers and acquisition expertise can help us facilitate growth in both existing and new markets, allowing us to rapidly establish market presence. Once on-boarded, we can transition the affiliated practice to our value-based model, as well as expand and enhance the scope of services provided to patients by the affiliated practice, such as adding dispensary operations, managing clinical trials and access to our broad purchasing contracts. Independent oncologists continue to face a multitude of challenges and our acquisition model offers a path for these oncologists to continue to practice in their community without the burdens of business building or administration, while at the same time working alongside a dynamic and growing organization at the forefront of value-based care. We look for acquisition targets where the practice is philosophically aligned with us in driving the shift to value-based care.
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
Payor Relationships
Our ability to consistently attract patients across multiple geographic markets depends on our ability to contract with payors in each market. Depending on the market, payors can be delegated medical groups who are taking risk or insurance companies themselves. By opening clinics in locations where the TOI PCs currently manage the oncology care for a large number of insured Medicare, commercial and Medicaid members, we believe we are creating net benefits for payors, as our affiliated providers are able to reduce unnecessary costs and improve patient care and experience. This also allows us to benefit from the value-based offerings already established by payors in the market, therefore not requiring us to single-handedly drive patient growth. Some of the biggest and most respected names in healthcare contract with the TOI PCs to provide oncology care to their members, including Anthem, CareMore Health, Heritage Provider Network and Optum Care. More than half of our revenue in 2024 was generated from value-based contracts where payors have made our affiliated providers their preferred or exclusive oncology group.
While our relationships with payors are long-standing, we believe we have limited concentration risk as our largest customer by revenue in 2024 represented approximately 16% of our patient services revenue.
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
Competition
The U.S. healthcare industry is generally highly competitive. We compete with large and medium-sized local and national providers of cancer care services, such as health system affiliated practices, for, among other things, contracts with payors, recruitment of physicians and other medical and non-medical personnel and patients. The closest competitors are traditional oncology physician practices, such as American Oncology Network, Inc., Florida Cancer Specialists & Research Institute, LLC, U.S. Oncology Network, Inc., and OneOncology, Inc. These organizations are predominantly reimbursed via FFS contracts, which we believe can often lead to over utilization of treatments that may be medically appropriate but often results in higher costs. Secondary competitors may include specialty benefit managers. These include companies such as AIM Specialty Health, eviCore Healthcare, Magellan Health, New Century Health, OneOncology, Inc., Thyme Care, and OncoHealth. These benefit managers seek to change provider behavior by reviewing and authorizing treatment requests. The benefit manager model can produce incremental improvement in utilization, but the benefit managers are often unable to achieve results comparable to managed healthcare practices like ours. Furthermore, the benefit manager model frequently results in an antagonistic relationship with physicians who are operating in a traditional FFS-based practice. We distinguish ourselves from other managed oncology practices and specialty benefit managers in our ability to align incentives across the care continuum, including physicians and payors in delivering high quality care at lower costs, and we believe there are currently no other value-based oncology management companies of meaningful scale in the U.S.
We believe the principal competitive factors for serving the healthcare market for Medicare beneficiaries include: patient experience, quality of care, health outcomes, total cost of care, brand identity and trust in that brand. We believe we compete favorably on all these factors.
Government Regulation
Regulatory Licensing, Accreditation and Certification
Many states, including California, require regulatory approval, including licensure, accreditation and certification before establishing certain types of clinics offering certain professional and ancillary services, including the services we offer. The operations of our managed clinics are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, dispensing of prescription drugs, fire prevention, rate-setting and compliance with building codes and environmental protection. Our ability to operate profitably will depend in part on the ability of our managed clinics and doctors to obtain and maintain all necessary licenses, accreditation and other approvals, and maintain updates to their enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. In addition, certain ancillary services such as the provision of diagnostic laboratory testing require additional state and federal licensure and regulatory oversight, including oversight by CMS, under Clinical Laboratory Improvement Amendments of 1988, which requires all clinical laboratories to meet certain quality assurance, quality control and personnel standards, and comparable state laboratory licensing authorities, including for example, the California Department of Public Health. Our pharmacy and dispensary operations must also comply with applicable laws. Sanctions for failure to comply with applicable state and federal licensing, accreditation, certification and other regulatory requirements include suspension, revocation or limitation of the applicable authorization, significant fines and penalties and/or an inability to receive reimbursement from government healthcare programs and other third-party payors.
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
Employees and Human Capital Resources
As of December 31, 2024, we and TOI PCs collectively had approximately 825 employees, including approximately 119 oncologists and advanced practice providers. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.
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
•A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the re-emergence of the COVID-19 pandemic, could adversely affect our business.
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
•There can be no assurance that we maintain our listing on Nasdaq.

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
We incurred a net loss of $64,663,000 in 2024, and a loss from operations in 2024. We expect our losses will continue as we expect to invest heavily in increasing our patient base, expanding our operations, and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our patient services and the incurrence of indebtedness. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
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
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the re-emergence of the COVID-19 pandemic, could adversely affect our business.
A pandemic, epidemic or outbreak of an infectious disease, including the re-emergence of the COVID-19 pandemic, that occurs in the United States or worldwide, may adversely affect our business.
Adverse market conditions resulting from the spread of any epidemic, pandemic, or infectious disease outbreak could materially adversely affect our business and the value of our Common Stock. Preventative measures taken to alleviate any public health crises, such as “shelter-in-place” orders, quarantines, executive orders and similar government orders may result in largely remote operations at our headquarters, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; restrictions on our business development activities due to potential payors or other entities we and the TOI PCs engage with limiting their corresponding business development efforts; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which a pandemic, epidemic, or infectious disease outbreak impacts our business will depend on developments that are highly uncertain and cannot be predicted, including information that may emerge concerning the severity and spread of the pandemic and the actions to contain it or treat its impact, among others.

Because of our business model, the full impact of pandemic outbreaks may not be fully reflected in our results of operations and overall financial condition until future periods. It is not currently possible to reliably project the direct impact of the COVID-19 pandemic on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in our service areas as well as societal and governmental responses. Patients may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. This could have the effect of deterring healthcare costs that we will need to incur to later periods and may also affect the health of patients who defer treatment, which may cause our costs to increase in the future. Further, as a result of the COVID-19 pandemic, we may experience slowed growth or a decline in new patient demand. We also may experience increased internal and third-party medical costs as the TOI PCs and our affiliated providers provide care for patients suffering from COVID-19. This increase in costs may be particularly significant given the number of patients who are under capitation agreements. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.

To the extent any pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyberattacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.
Our services are concentrated in certain geographic areas and populations exposing us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions.
The TOI PCs’ membership remains concentrated in certain geographic areas in the United States. We have clinic locations in five states. As of December 31, 2024, the vast majority of the TOI PC members under capitation agreements were residents of California. In addition, during 2024, approximately 85% of our revenues were generated in California. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in the states in which we operate or any other geographic area where the TOI PCs’ membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Additionally, the geographic concentration of a significant portion of the TOI PCs’ membership may make them more vulnerable to events such as the COVID-19 pandemic.
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
Approximately 17% of our revenue for 2024 was derived from fixed fees paid by payors under capitation agreements with the TOI PCs. While there are variations specific to each agreement, the TOI PCs generally contract with payors to receive a fixed fee per month for professional services and assume the financial responsibility for the specified medical oncology and related expenses of our patients. This type of contract is referred to as a “capitation” contract. To the extent that patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, the TOI PCs will not be able to increase the fee received under these risk agreements during their then-current terms and we could suffer losses with respect to such agreements.

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
Our operations are dependent on a concentrated number of payors with whom the TOI PCs contract to provide services to patients. We generally manage the TOI PCs’ payor contracts on a state by state basis, entering into a separate contract in each state with the local affiliate of the relevant payor such that no one local payor contract accounts for a majority of our collective revenue. No non-government payor accounted for more than 10% of the Patient Services revenue in 2024. We believe that a majority of the TOI PCs’ revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with the TOI PC or the individual TOI PC physicians credentialed by them upon the occurrence of certain events. The loss of any of the TOI PCs’ payor partners, or the renegotiation of any of the TOI PCs’ payor contracts, could adversely affect our operating results. In the ordinary course of business we engage in active discussions and renegotiations with payors in respect of the services the TOI PCs provide and the terms of the TOI PCs’ payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of the payors may seek to renegotiate or terminate their agreements with the TOI PCs. These discussions could result in reductions to the fees and changes to the scope of services contemplated by the original payor contracts and consequently could negatively impact our revenues, business and prospects.
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
The TOI PCs receive a significant portion of revenue directly from Medicare, which accounted for approximately 16% of our Patient Services revenue in 2024. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of Medicare Advantage, are themselves reimbursed by Medicare for the services the TOI PCs provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income, as well as future growth opportunities. For example, although the Congressional Budget Office (“CBO”) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 36 million by 2027. Although Medicare Advantage enrollment has increased significantly over the past decade, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2024, CMS announced an average increase of 2.28%; and for 2025, 3.70%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to our business.
According to the Kaiser Family Foundation, or KFF, Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2024, the KFF reported that two payors together accounted for nearly half of Medicare Advantage enrollment and seven firms accounted for nearly 85% of covered lives. Consolidation among Medicare Advantage plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
The amounts the TOI PCs receive for services provided to patients are determined by a number of factors, including the payor mix of patients and the reimbursement methodologies and rates utilized by our patients’ plans. Our Patient Services revenue consists of both capitation and fee-for-service agreements held by the TOI PCs. Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide the TOI PCs with an opportunity to capture any additional surplus created by applying our care model. Under a capitation plan, the TOI PCs receive a fixed fee PMPM for services. Under a fee-for-service payor arrangement, the TOI PCs collect fees directly from the payor as services are provided. Our Patient Services revenue accounted for approximately 52% of total revenue for the year ended December 31, 2024. A significant decrease in the number of capitation or FFS arrangements held by the TOI PCs could adversely affect our revenues and results of operation.
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
We are substantially dependent on a single source of drug supplies and if that supplier does not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs purchased or if we are unable to effectively access new technology or superior products, it could negatively impact the ability of the TOI PCs to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are substantially dependent on a single source of drug supplies, which is critical to the services the TOI PCs provide, or to which we have committed obligations to make purchases, sometimes at particular prices. Approximately 45% of the TOI PCs’ total costs are related to drug purchases, including both oral and chemotherapy drugs, for the year ended December 31, 2024. If our suppliers terminate the relationship or do not meet the TOI PCs’ needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that the TOI PCs purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we and the TOI PCs could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

Finally, while we were impacted by the Change Healthcare cyberattack in February 2024, which caused disruptions to healthcare companies across the US, our team actively collaborated with our practice management vendor to swiftly establish alternative channels for transmitting claims to payors. Significant progress was made in successfully submitting claims to commercial payors and applications were completed for Medicare and Medicaid agencies to accept our claims through a new intermediary. Delays in claim submissions temporarily impacted our cash flow in the first and second quarters of 2024. Nevertheless, we do not believe the impact to have been material and remain confident in our ability to resolve these challenges. Although, we are confident that this recent cyberattack did not have a material adverse impact, similar cybersecurity breaches could be successfully launched in the future, and there is no assurance that such attacks will not have material adverse effect on our results of operations and cash flows.

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
The results of regulatory proceedings, litigation, claims, audits, and investigations cannot be predicted with certainty, and determining reserves for pending litigation and legal, regulatory, audit or other matters may require significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our common stock.
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
The TOI PCs have employment contracts with physicians and other health professionals in many states. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non- compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit the TOI PCs from using non-competition covenants with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. Additionally, the Federal Trade Commission recently proposed new rules which, if enforced, would ban non-compete agreements in employee contracts. There can be no assurance that the TOI PCs’ non-compete agreements related to physicians and other health professionals will be found enforceable if challenged in certain states. In such event, the TOI PCs would be unable to prevent physicians and other health professionals formerly employed by the TOI PCs from competing with us, potentially resulting in the loss of some of our patients.
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
As of December 31, 2024, we had federal income tax NOLs of $184,835,785 and state income tax NOLs of $175,187,277 available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Code or otherwise. The federal NOLs will be carried forward indefinitely and the state NOLs begin expiring after 2040. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use is pre-ownership change NOLs to offset its post-ownership change income may be limited. In 2022 and 2023, we completed an ownership change analysis pursuant to IRC Section 382 of the Code for the period from September 10, 2018 through taxable year ended December 31, 2021 and from January 1, 2022 through taxable year ended December 31, 2023 in which we determined that the Company did not experience an ownership change. We are in the process of completing an analysis to determine whether there was a change in ownership during the year ended December 31, 2024 and we do not anticipate a change in ownership during the year ended December 31, 2024. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. The deferred tax asset associated with the Company’s federal and state net operating losses are fully offset by a valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.

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
Risks Related to Our Financial Condition
Goodwill and other intangible assets represent a portion of our total assets. Goodwill is tested for impairment at least annually, which could result in a material, non-cash write-down of goodwill and could have a material adverse effect on our results of operations and stockholders’ equity.
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of the carrying equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, we are required to write down all or a significant part of our goodwill, our net earnings could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $7,230,000 of goodwill recorded on our Consolidated Balance Sheets at December 31, 2024 and 2023. Goodwill impairment charges of $0 and $16,867,000 were recorded during the years ended December 31, 2024 and 2023, respectively, based on management's evaluation of the value of goodwill. It is not possible at this time, under current market conditions, to determine if there will be any future impairment charge, or if there is, whether such charges would be material.
If the Company is required to record additional goodwill impairment, our financial condition and results could be negatively affected.
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in the Company’s Business Combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based on a qualitative assessment factoring in our share price decrease, as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was likely that our reporting unit fair value was less than the carrying value. After conducting a two-step quantitative assessment, we recorded an impairment of $16,867,000 of goodwill during the three months ended March 31, 2023 (there was no impairment recorded in 2024). If our stock price remains low, or negative macroeconomic, industry or business factors worsen, we may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of the remaining goodwill. Additionally, significant impairment charges may negatively affect our compliance with the financial covenants of our Facility Agreement.

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
In addition, the shares of our Common Stock reserved for future issuance under The Oncology Institute, Inc. 2021 Incentive Award Plan (the "2021 Plan") will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2024, we have 6,590,321 shares available for issuance under the 2021 Plan, which amount will automatically increase on January 1 of each successive year through and including January 1, 2031 in amount equal to 4% of the fully diluted shares outstanding as of the preceding December 31 or such lesser amount as is determined by the Board. We have filed multiple registration statements on Form S-8 under the Securities Act to register shares of our Common Stock or securities convertible into or exchangeable for shares of our Common Stock issued pursuant to our equity incentive plans. Such Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements are available for sale in the open market.

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

Our Common Stock and Warrants are listed for trading on Nasdaq. To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share, among others. On June 20, 2024, we received a letter from Nasdaq indicating that, for the previous 30 consecutive business days, the bid price for the Company’s Common Stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). We had an initial period of 180 calendar days, or until December 17, 2024 to regain compliance. In a letter dated December 19, 2024, Nasdaq notified the Company that the Company was eligible for an additional 180 calendar day period, or until June 16, 2025, to regain compliance. If we fail to regain compliance with the minimum bid requirement by June 16, 2025 (including effecting a reverse stock split, if necessary) or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

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
Simultaneously with the closing of its IPO, DFP Healthcare Acquisitions Corp., issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Common Stock at $11.50 per share through November 2026. As of December 31, 2024, there were 2,187,283 private placement warrants outstanding. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.
Risks Related to Our Indebtedness
The Facility Agreement and the associated restrictive covenants thereunder could adversely affect our financial condition and will restrict our ability to raise capital.
On August 9, 2022, we entered into a $110 million Facility Agreement with Deerfield Partners and certain of its affiliates, of which $90 million is currently outstanding. The Facility Agreement contains various covenants, including a requirement to maintain a minimum revenue of $50,000,000, $75,000,000, and $100,000,000 for each fiscal quarter ending during the fiscal year 2023, 2024, and 2025, respectively. In addition, the Facility Agreement restricts our and the guarantors’ ability to, among other things, (i) merge, consolidate, dissolve or liquidate into or convey, transfer, lease or dispose of all or substantially all of its assets (other than into another Loan Party or if the Company determines in good faith in the best interest of a subsidiary and not materially disadvantageous), (ii) create or incur any lien on our assets beyond those outstanding on the date of the Facility Agreement and certain other permitted liens, (iii) dispose of any assets or property or issue, transfer, or provide a controlling, management, or other interest in certain securities of the Company or its guarantors, (iv) incur any indebtedness not to exceed $1,000,000 or as otherwise permitted, (v) make any investments other than as otherwise permitted, (vi) amend our organizational documents or any material agreements in a manner that would reasonably be expected to be materially adverse to the rights of the lenders or (vii) change our reporting practices or fiscal year, in each case, subject to exceptions set forth in the Facility Agreement. Furthermore, under the Facility Agreement, we are required to, among other things, (i) remain a reporting company and maintain the listing of our common shares on an eligible market, (ii) provide the lenders with information regarding any event of default or the occurrence of any material adverse event and (iii) publicly disclose material, nonpublic information that is provided to the lenders without their prior written consent. Subject to customary exceptions and exclusions, our obligations under the Facility Agreement are guaranteed by a perfected, first-priority security interest in substantially all of our personal property, including our intellectual property and the equity ownership interests directly and indirectly held by us in our wholly-owned subsidiaries. Compliance with such covenants and our indebtedness will result in the following, which could materially and adversely affect our business, financial condition and results of operations:
•require us to dedicate a substantial portion of cash and cash equivalents to the payment of interest on, and principal of, the indebtedness, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes and require us to pay a make-whole amount, exit fee, and issue warrants to the lenders if the debt is prepaid;
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
We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations. As of December 31, 2024, we have leases for 72 clinics located in California, Arizona, Nevada, Florida, Oregon, and Texas. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
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
Holders
As of March 10, 2025, we had approximately 29 active holders of record of our common stock.
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
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the historical audited annual financial statements for the years ended December 31, 2024 and 2023, and the related notes that are included elsewhere in this Annual Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" section in this Annual Report on Form 10-K, and in subsequent filings we make with the Securities and Exchange Commission, where we may discuss new risks that have not yet arisen at the time of this Annual Report. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Annual Report on Form 10-K and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.

Unless the context dictates otherwise, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our,” and similar words are references to The Oncology Institute, Inc., a Delaware corporation (“TOI”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Overview
The Company is a leading value-based oncology company that manages community-based oncology practices for the Company and for independent oncology practices that together serve patients at 86 clinic locations across 16 markets and five states throughout the United States. The Company commenced operations in Oregon in October 2024. As of December 31, 2024, our community-based oncology practices are staffed with 130 oncologists and advanced practice providers. 72 of these clinics are staffed with 119 providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs," which provided care for more than 72,000 patients in 2023 and 2024, respectively, and managed a population of approximately 1.9 million patients under value-based agreements as of December 31, 2024. The Company also provides management services to 14 clinic locations owned by independent oncology practices. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
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

	Year Ended December 31,
	2024	2023
Revenue
Patient services	52.1%	66.0%
Dispensary	45.7%	32.0%
Clinical trials & other	2.2%	2.0%
Total operating revenue	100.0%	100.0%
Operating expenses
Direct costs – patient services	47.5%	55.8%
Direct costs – dispensary	38.4%	25.6%
Direct costs – clinical trials & other	0.3%	0.2%
Goodwill impairment charges	—%	5.2%
Selling, general and administrative expense	27.4%	35.1%
Depreciation and amortization	1.6%	1.8%
Total operating expenses	115.2%	123.7%
Loss from operations	(15.2)%	(23.7)%
Other non-operating expense (income)
Interest expense, net	1.9%	2.1%
Change in fair value of derivative warrant liabilities	(0.2)%	0.1%
Change in fair value of earnout liabilities	—%	(0.2)%
Change in fair value of conversion option derivative liabilities	(0.7)%	(0.3)%
Gain on loan forgiveness	—%	—%
Other, net	0.2%	0.3%
Total other non-operating loss expense	1.2%	2.0%
Loss before provision for income taxes	(16.4)%	(25.7)%
Income tax benefit	—%	—%
Net loss	(16.4)%	(25.7)%
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Patient services	$204,883	$213,504	$(8,621)	(4.0)%
Dispensary	179,916	103,835	76,081	73.3%
Clinical trials & other	8,613	6,900	1,713	24.8%
Total operating revenue	$393,412	$324,239	$69,173	21.3%
Patient services
The decrease in patient services revenue was primarily due to a 5.0% decrease in FFS revenue and a 1.3% decrease in capitation revenue as a result of a terminated contract during the year, partially offset by other contract starts.
Dispensary
The increase in dispensary revenue was primarily due to a 85.9% increase in the number of fills offset by 6.8% decrease in the average revenue per fill.
Clinical trials & other
For the year ended December 31, 2024, the increase in clinical trials and other revenue was primarily due to an increase in other revenue compared to the prior year.

Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Direct costs – patient services	$186,880	$181,017	$5,863	3.2%
Direct costs – dispensary	151,231	83,071	68,160	82.1%
Direct costs – clinical trials & other	1,304	578	726	125.6%
Goodwill impairment charges	0	16,867	(16,867)	N/A
Selling, general and administrative expense	107,828	113,851	(6,023)	(5.3)%
Depreciation and amortization	6,287	5,873	414	7.0%
Total operating expenses	$453,530	$401,257	$52,273	13.0%
Patient services cost
The increase in patient services cost was primarily due to a 13.9% increase in clinical payroll costs due to the expectation of growth from additional contracts, partially offset by a 0.4% decrease in intravenous drug costs, primarily driven by the Company's patient mix and volume.
The increase in dispensary cost was primarily due to a 85.9% increase in the number of prescriptions filled offset by a 2.1% decrease in the average cost of the prescriptions filled.
Goodwill impairment charges
During the years ended December 31, 2024 and 2023, impairment charges of $0 and $16,867 were recorded related to goodwill, respectively. See Note 2 and Note 18 in Item. 8 Financial Statements and Supplementary Data for additional detail.
Selling, general and administrative expense
The decrease in selling, general and administrative expense was primarily driven by a 5.6% decrease in share-based compensation expense, a 2.1% decrease in non-clinical payroll, a 2.2% decrease in insurance expense, and a 1.5% decrease in deferred purchase price expense offset by a 2.2% increase in professional fees, a 1.6% increase in real estate and equipment expenses and a 5.1% increase in office expenses and supplies due to the growth in the Company's management and corporate teams.
Other Non-Operating Expenses (Income)

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense, net	$7,496	$6,777	$719	10.6%
Change in fair value of derivative warrant liabilities	(619)	286	(905)	(316.4)%
Change in fair value of earnout liabilities	—	(803)	803	(100.0)%
Change in fair value of conversion option derivative liabilities	(2,697)	(878)	(1,819)	N/A
Other, net	365	704	(339)	(48.2)%
Total other non-operating expense	$4,545	$6,086	$(1,541)	(25.3)%
Interest expense
The increase in interest expense was primarily the result of interest and amortization related to the Senior Secured Convertible Notes issued during the year ended December 31, 2024.
Change in fair value of liabilities
The decrease in non-operating (income) expense was primarily due to the decrease in gains of $803 and $1,819, respectively during the year ended December 31, 2024, as a result of decreases in the fair value of earnout liabilities and conversion option derivative liabilities, which were created as part of the Business Combination and the issuance of the Senior Secured Convertible Note, respectively.

Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2024	2023
Clinics (1)	86	83
Markets	16	15
Lives under value-based contracts (millions)	1.9	1.8
Net loss	$(64,663)	$(83,068)
Adjusted EBITDA (in thousands) (2)	$(35,688)	$(25,805)
(1)     Includes independent oncology practices to which we provide limited management services, but do not bear the operating costs.
(2) Adjusted EBITDA is a "non-GAAP" financial measure within the meaning of Item 10 of Regulation S-K promulgated by the SEC. The Company defines Adjusted EBITDA as net income (loss) adjusting for:
•Depreciation and amortization,
•Interest expense, net,
•Tax payments and penalties,
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

The following tables provide a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Net loss	$(64,663)	$(83,068)	$18,405	(22.2)%
Depreciation and amortization	6,287	5,873	414	7.0%
Interest expense, net	7,496	6,777	719	10.6%
Tax payments and penalties	(32)	(36)	4	(11.1)%
Non-cash addbacks(1)	(139)	2,029	(2,168)	(106.9)%
Share-based compensation	11,152	17,548	(6,396)	(36.4)%
Goodwill impairment charges	—	16,867	(16,867)	N/A
Change in fair value of liabilities	(3,316)	(1,395)	(1,921)	137.7%
Unrealized (gains) losses on investments	(133)	(237)	104	N/A
Practice acquisition-related costs(2)	—	113	(113)	(100.0)%
Post-combination compensation expense(3)	374	2,048	(1,674)	N/A
Consulting and legal fees(4)	841	1,570	(729)	(46.4)%
Infrastructure and workforce costs(5)	6,427	5,965	462	7.7%
Transaction costs(6)	18	141	(123)	(87.2)%
Adjusted EBITDA	$(35,688)	$(25,805)	$(9,883)	38.3%
(1)    During the year ended December 31, 2024, non-cash addbacks were primarily comprised of non-cash rent of $411 and $259 loss on disposal of fixed assets. During the year ended December 31, 2023, non-cash addbacks were primarily comprised of a $2,020 of net bad debt write-off.
(2)    Practice acquisition-related costs were comprised of consulting and legal fees incurred to perform due diligence, execute, and integrate acquisitions of various oncology practices.
(3)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(4)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees during the years ended December 31, 2024 and 2023, and related to certain advisory projects, software implementations, and legal fees for debt financing and predecessor litigation matters.
(5)    Infrastructure and workforce costs were primarily comprised of recruiting expenses to build out corporate infrastructure of $1,294 and $2,227, severance expenses resulting from cost rationalization programs of $343 and $979, temporary labor of $748 and $1,365, and lease terminations, settlements, and penalty addbacks of $3,921 and $1,289 during the years ended December 31, 2024 and 2023, respectively.

(6)    Transaction costs were comprised of consulting and legal fees associated with non-recurring due diligence projects during the year ended December 31, 2024, and related to consulting, legal, administrative and regulatory fees associated with share repurchases and practice acquisitions during the year ended December 31, 2023.
Liquidity and Capital Resources
General
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the consolidated financial statements for the year ended December 31, 2024, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $49,669 and an accumulated deficit of $210,813 at December 31, 2024, and a net loss of $64,663 and net cash used in operating and investing activities of $26,538 for the year ended December 31, 2024. In February 2025, the Company entered into an Amendment to the Facility Agreement (see Note 11 - Debt) in which the Company made a partial prepayment of approximately $20 million together with accrued and unpaid interest. Among other items, the Amendment provided for the removal of the financial covenant that required the Company to hold at least $40 million of cash and cash equivalents (see Note 22 — Subsequent Events). Additionally, in March 2025, the Company entered into a securities purchase agreement for a private placement that resulted in gross proceeds of approximately $16.5 million, before deducting placement agent fees and offering expenses. Additionally, the Company's lender and existing investor, entered into an exchange agreement, in which approximately $4.1 million aggregate principal amount of the Company's senior secured convertible notes would be exchanged for common-equivalent preferred stock and warrants for common stock.

The Company has also taken a number of other actions to increase cash flow. As one of our strategic priorities in 2024 and beyond, the Company implemented an initiative to eliminate cash burn. Due to efforts towards working capital management that saw improvements across receivables, inventory, and payables, the Company was able to generate a positive cash flow from operations in Q4 2024 of approximately $4 million. Additionally, we generated an 11% reduction in SG&A expenses compared to the prior year directly as a result of our ongoing efforts to streamline operations, improve efficiency, and optimize our overhead resourcing.

Accordingly, the Company has concluded that it will have sufficient liquidity to fund its operations for at least one year from the date these consolidated financial statements are issued.

Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that such sources will be sufficient to satisfy its liquidity requirements in the future. If the Company cannot generate or obtain needed funds, it might be forced to make substantial reductions in its operating and capital expenses or pursue restructuring plans, which could adversely affect its business operations and ability to execute its current business strategy.

Cash Flows
The following table presents a summary of the Company's consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Net cash and cash equivalents used in operating activities	$(26,538)	$(36,315)	$9,777	(26.9)%
Net cash and cash equivalents provided by investing activities	46,211	62,640	(16,429)	(26.2)%
Net cash and cash equivalents used in financing activities	(3,492)	(6,847)	3,355	(49.0)%
Net increase in cash and cash equivalents	$16,181	$19,478	$(3,297)	(16.9)%
Cash and cash equivalents at beginning of period	33,488	14,010	19,478	139.0%
Cash and cash equivalents at end of period	$49,669	$33,488	$16,181	48.3%
Operating Activities
Significant changes impacting net cash and cash equivalents used in operating activities for the year ended December 31, 2024 as compared to the year ended December 31, 2023 were as follows:
•Net loss decreased of $18,405, primarily as a result of a $16,900 reduction of operation loss and a $1,921 decrease in the fair value of warrant, earnout and conversion option liabilities of for the year ended December 31, 2024 as compared to the year ended December 31, 2023;
•Cash used by accounts receivable increased $1,411 for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to new contract wins and therefore more services being provided and billed.

•Cash provided by accounts payable and accrued expenses increased $10,527 for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to an increase in vendor payables resulting from the growth in the Company's business and strategic cash management;
•Cash used by purchasing inventory decreased $8,024 for the year ended December 31, 2024 as compared to the year ended December 31, 2023 as a result of favorable payment terms with suppliers and improved inventory management;
•Cash provided by prepaid and other current assets decreased $1,952 for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Investing Activities
Net cash provided by investing activities decreased $16,429 for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to the decrease in sale of marketable securities of $31,258, offset by $9,595 reduction in purchases of marketable securities, and a decrease in cash used for purchases of practice acquisitions and intangibles of $4,456.
Financing Activities
Net cash used by financing activities decreased $3,355 for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to a $1,019 decrease in the common stock repurchase that was done in the prior year, and a $2,113 decrease in finance insurance premium payments during year ended December 31, 2024.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of principal and interest due on the convertible note, operating leases and other miscellaneous items. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of December 31, 2024.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2025	2026-2027	2028-2029	Thereafter	Total
Convertible note[1]	$4,461	$117,125	$—	$—	$121,586
Operating leases	8,467	14,961	8,221	3,556	35,205
Deferred acquisition and contingent consideration	225	—	—	—	225
Other[2]	840	68	—	—	908
Total material cash requirements	$13,993	$132,154	$8,221	$3,556	$157,924
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ significantly from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in the notes to our audited consolidated financial statements elsewhere in this Annual Report on Form 10-K. We believe that the following accounting policies reflects the most critical judgments and estimation uncertainty used in the preparation of our Consolidated Financial Results.

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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

A valuation allowance is required when there is significant uncertainty as to whether certain deferred tax assets can be realized. The ability to realize deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•future reversals of existing taxable temporary differences;
•future taxable income or loss, exclusive of reversing temporary differences and carryforwards;
•tax-planning strategies; and
•taxable income in prior carryback years.

We will continue to reevaluate the continued need for a valuation allowance. Relevant factors include:

•current financial performance;
•our ability to meet short-term and long-term financial and taxable income projections;
•the overall market environment; and
•the volatility and trends in the industry in which we operate.

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
Interest Rate Risk
We held cash and cash equivalents of $49,669 as of December 31, 2024, consisting of bank deposits and Treasury bills. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
For the year ended December 31, 2024, the Company recognized no impairment charge to write-down the carrying value of goodwill related to patient services in excess of the fair value.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Oncology Institute, Inc.
Cerritos, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Oncology Institute, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Costa Mesa, California

March 25, 2025

THE ONCOLOGY INSTITUTE, INC. CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$49,669	$33,488
Marketable securities	—	49,367
Accounts receivable, net	48,335	42,360
Other receivables	346	551
Inventories	10,039	13,678
Prepaid expenses and other current assets	4,029	4,049
Total current assets	112,418	143,493
Property and equipment, net	11,888	10,883
Operating right of use assets	25,782	29,169
Intangible assets, net	14,810	17,904
Goodwill	7,230	7,230
Other assets	589	561
Total assets	$172,717	$209,240
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,324	$14,429
Current portion of operating lease liabilities	6,798	6,363
Accrued expenses and other current liabilities	21,093	13,996
Total current liabilities	52,215	34,788
Operating lease liabilities	23,223	26,486
Derivative warrant liabilities	17	636
Conversion option derivative liabilities	385	3,082
Long-term debt, net of unamortized debt issuance costs	93,131	86,826
Other non-current liabilities	125	365
Deferred income taxes liability	32	32
Total liabilities	169,128	152,215
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Common Stock, 0.0001 par value, authorized 500,000,000 shares; 77,470,886 shares issued and 75,737,112 shares outstanding at December 31, 2024 and 75,879,025 shares issued and 74,145,251 shares outstanding at December 31, 2023	8	8
Series A Convertible Preferred Stock, 0.0001 par value, authorized 10,000,000 shares; 165,045 shares issued and outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	215,413	204,186
Treasury Stock at cost, 1,733,774 shares at December 31, 2024 and 2023	(1,019)	(1,019)
Accumulated deficit	(210,813)	(146,150)
Total stockholders’ equity	3,589	57,025
Total liabilities and stockholders’ equity	$172,717	$209,240
Note: The Company’s consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $70,804 and $71,305 as of December 31, 2024 and 2023, respectively, and total liabilities of the

Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $274,001 and $210,422 as of December 31, 2024 and 2023, respectively. See Note 17 for further details.
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue
Patient services	$204,883	$213,504
Dispensary	179,916	103,835
Clinical trials & other	8,613	6,900
Total operating revenue	393,412	324,239
Operating expenses
Direct costs – patient services	186,880	181,017
Direct costs – dispensary	151,231	83,071
Direct costs – clinical trials & other	1,304	578
Goodwill impairment charges	—	16,867
Selling, general and administrative expense	107,828	113,851
Depreciation and amortization	6,287	5,873
Total operating expenses	453,530	401,257
Loss from operations	(60,118)	(77,018)
Other non-operating expense (income)
Interest expense, net	7,496	6,777
Change in fair value of derivative warrant liabilities	(619)	286
Change in fair value of earnout liabilities	—	(803)
Change in fair value of conversion option derivative liabilities	(2,697)	(878)
Other, net	365	704
Total other non-operating loss expense	4,545	6,086
Loss before provision for income taxes	(64,663)	(83,104)
Income tax benefit	—	36
Net loss	$(64,663)	$(83,068)
Net loss per share attributable to common stockholders:
Net loss attributable to common stockholders, basic and diluted	$(53,005)	$(67,877)
Weighted-average number of shares outstanding, basic and diluted	75,043,678	73,748,660
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.92)
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share data)

	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Treasury stock	Additional paid in capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	73,265,621	$7	165,045	$—	$—	$186,250	$(63,082)	$123,175
Net loss	—	—	—	—	—	—	(83,068)	(83,068)
Issuance of common stock upon vesting of RSUs	2,475,089	1	—	—	—	—	—	1
Issuance of common stock upon exercise of options	138,315	—	—	—	—	126	—	126
Share-based compensation expense	—	—	—	—	—	17,810	—	17,810
Treasury stock purchase	—	—	—	—	(1,019)	—	—	(1,019)
Balance at December, 31, 2023	75,879,025	$8	165,045	$—	$(1,019)	$204,186	$(146,150)	$57,025
Net loss	—	—	—	—	—	—	(64,663)	(64,663)
Issuance of common stock upon vesting of RSUs	1,504,511	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	87,350	—	—	—	—	75	—	75
Share-based compensation expense	—	—	—	—	—	11,152	—	11,152
Balance at December 31, 2024	77,470,886	$8	165,045	$—	$(1,019)	$215,413	$(210,813)	$3,589

See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands)
	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(64,663)	$(83,068)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	6,287	5,873
Amortization of debt issuance costs and debt discount	6,305	6,205
Goodwill impairment charges	—	16,867
Share-based compensation	11,152	17,810
Change in fair value of liability classified warrants	(619)	286
Change in fair value of liability classified earnouts	—	(803)
Change in fair value of liability classified conversion option derivatives	(2,697)	(878)
Unrealized (gain) loss on investments	(133)	(249)
Accretion of discount on investment securities	(500)	(2,631)
Deferred taxes	—	(76)
Bad debt expense	—	2,020
(Gain) loss on disposal of property and equipment	271	(30)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(5,975)	(4,564)
Inventories	3,639	(4,385)
Other receivables	205	66
Prepaid expenses	1,176	3,128
Operating lease right-of-use assets	3,387	5,806
Other assets	(28)	(84)
Accrued expenses and other current liabilities	9,471	3,357
Income taxes payable	—	(255)
Accounts payable	9,215	5,057
Current and long-term operating lease liabilities	(2,828)	(5,324)
Other non-current liabilities	(203)	(443)
Net cash and cash equivalents used in operating activities	(26,538)	(36,315)
Cash flows from investing activities:
Purchases of property and equipment	(3,789)	(4,567)
Cash paid for practice acquisitions, net	—	(4,456)
Purchases of marketable securities/investments	—	(9,595)
Sales of marketable securities/investments	50,000	81,258
Net cash and cash equivalents provided by investing activities	46,211	62,640
Cash flows from financing activities:
Payments made for financing of insurance payments	(1,156)	(3,269)
Payment of deferred consideration liability for acquisition	(2,372)	(2,584)
Principal payments on financing leases	(39)	(101)
Common stock repurchase	—	(1,019)
Common stock issued for options exercised	75	126
Net cash and cash equivalents used in financing activities	(3,492)	(6,847)
Net increase in cash and cash equivalents	16,181	19,478
Cash and cash equivalents at beginning of period	33,488	14,010
Cash and cash equivalents at end of period	$49,669	$33,488
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$—	$403
Interest	$4,498	$4,506
Supplemental disclosure of noncash investing and financing activities:
Deferred consideration as part of practice acquisitions	$—	$1,813
Financed insurance premiums	$844	$1,253
Purchases of property and equipment included in accounts payable	$680	$182

See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023
(US Dollars in thousands, except share data)
Note 1. Description of the Business
Overview of the Business
The Oncology Institute, Inc. (“TOI”) was formerly known as DFP Healthcare Acquisitions Corp. ("DFPH"). TOI is a Delaware corporation originally formed in 2019 as a publicly-traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination ("Business Combination"). The business of the Company (as defined below) was originally founded in 2007 and is a community oncology practice that operates value-based oncology services platforms. TOI has various wholly-owned subsidiaries, including The Oncology Institute, LLC ("TOI LLC") (which was formerly known as TOI Parent, Inc.), The Oncology Institute of Hope and Innovation Patient Safety Organization, LLC, and TOI Management, LLC (“TOI Management”). Additionally, TOI Management holds master services agreements with affiliated physician-owned professional entities ("TOI PCs") that confer controlling financial interest over the professional entities and their wholly-owned subsidiaries (TOI PCs, together with TOI, the “Company”).
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
The Company has 119 oncologists and mid-level professionals across 72 clinic locations located within five states: California, Florida, Arizona, Oregon, and Nevada. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, is comprised of the clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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

Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Company are presented as a component of total equity to distinguish between the interests of the Company and the interests of the noncontrolling owners. Revenues, expenses, and net income (loss) from these subsidiaries are included in the consolidated amounts as presented on the Consolidated Statements of Operations.
The Company holds variable interests in TOI PCs, which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of December 31, 2024, TOI held variable interests in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), The Oncology Institute OR, a Professional Corporation ("TOI OR"), and The Oncology Institute TX, a Professional Association ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs, and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 17, the noncontrolling shareholders hold nominal interests in the VIEs and do not participate in the income or loss of the VIEs.
Liquidity
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the consolidated financial statements for the year ended December 31, 2024, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $49,669 and an accumulated deficit of $210,813 at December 31, 2024, and a net loss of $64,663 and net cash used in operating of $26,538 for the year ended December 31, 2024. In 2025, the Company entered into an Amendment to the Facility Agreement (see Note 11 - Debt) in which the Company made a partial prepayment of approximately $20 million together with accrued and unpaid interest. Among other items, the Amendment provided for the removal of the financial covenant that required the Company to hold at least $40 million of cash and cash equivalents. Additionally, on March 24, 2025, the Company entered into a securities purchase agreement for a private placement that resulted in gross proceeds of approximately $16.5 million to the Company before deducting placement agent fees and offering expenses (see Note 22 — Subsequent Events).
The Company has also taken a number of other actions to increase cash flow. As one of the Company’s strategic priorities in 2024 and beyond, the Company implemented initiatives to reduce costs and more effectively manage working capital, which resulted in generating positive cash flows from operations in the fourth quarter of 2024 of approximately $4 million (unaudited).
Accordingly, the Company has concluded that it will have sufficient liquidity to fund its operations for at least one year from the date these consolidated financial statements are issued. Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that such sources will be sufficient to satisfy its liquidity requirements in the future. If the Company cannot generate or obtain needed funds, it might be forced to make substantial reductions in its operating and capital expenses or pursue restructuring plans, which could adversely affect its business operations and ability to execute its current business strategy.

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates under different assumptions or conditions. Significant items subject to such estimates and assumptions include judgements related to fee-for-service ("FFS") revenue recognition, estimated FFS accounts receivable and the allowance for credit losses, useful lives and recoverability of long-lived assets, recoverability of goodwill, fair values of acquired identifiable assets and assumed liabilities in business combinations, fair value of share-based compensation, fair value of liability classified instruments, and judgements related to deferred income taxes.
For the twelve months ended December 31, 2024, due to historical Direct and Indirect Remuneration ("DIR") fee run out data and low reimbursement, the Company changed its estimates for DIR fees incurred. The result of this change in estimate resulted in a decrease to the dispensary operating revenue segment and net income by approximately $3.0 million for the twelve months ended December 31, 2024.
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
The treasury stock method is used to calculate the potentially dilutive effect of stock options, RSUs, public warrants, and private placement warrants. The if-converted method is used to calculate the potentially dilutive effect of the Senior Secured Convertible Notes. In both methods, diluted net income (loss) attributable to common stockholders and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules. The earnout shares are contingently issuable; therefore, the earnout shares are excluded from basic and diluted net income (loss) per share until the market conditions have been met. The Medical RSUs are also contingently issuable; therefore, they are excluded from basic net income (loss) per share until the performance and service conditions have been met (see more detail in Note 14). Further, the number of contingently issuable Medical RSUs included in diluted net income (loss) per share is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive. For the periods presented, the public and private placement warrants are out of the money; therefore, the public and private placement warrants are antidilutive and excluded from diluted net loss per share.
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
The Company receives payments from the following sources for services rendered and when prescriptions are delivered: (i) commercial insurers; (ii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); (iii) state governments under the Medicaid and other programs; (iv) other third-party payors (e.g., hospitals and independent practice associations (“IPAs”)); and (v) individual patients and clients.
Revenue primarily consists of capitation revenue, FFS revenue, dispensary revenue, and clinical trials revenue. Revenue is recognized in the period in which services are rendered and prescriptions are delivered or the period in which the Company is obligated to provide services. The form of billing and related risk of collection for such services may vary by type of revenue and the payor. The following paragraphs provide a summary of the principal forms of the Company’s billing arrangements and how revenue is recognized for each.
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
Dispensary
The Company sells oral prescription drugs directly through its dispensaries and pharmacy. Each prescription filled and delivered to the customer is a distinct performance obligation. The transaction price for the prescriptions is based on fee schedules set by various pharmacy benefit managers (“PBMs”) and other third party payors. The fee schedule is often subject to DIR fees, which are based primarily on pre-established metrics. DIR fees may be assessed in periods after payments are received against future payments. Prior to January 1, 2024, the Company estimated DIR fees to arrive at the transaction price for prescriptions related to fills. Effective January 1, 2024, DIR fees are assessed at the time of payment. The Company recognizes revenue based on the transaction at the time the customer takes possession of the oral drug. DIR fees are reflected in the net reimbursements received.
Clinical Trials & Other Revenue
The Company enters into contracts to perform clinical research trials. The terms for clinical trial contracts last many months as the clinical research is performed. Each contract represents a single, integrated set of research activities and thus is a single performance obligation. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of arrangement and furthers progress of the clinical trial. Under the clinical trial contracts, the Company receives a fixed payment for administrative, set-up, and close-down fees; a fixed amount for each patient site visit; and certain expense reimbursements. Under ASC 606, the Company has elected to recognize revenue for these arrangements using the ‘as-invoiced’ practical expedient. The Company invoices the customer periodically based on the progress of the trial such that each invoice captures the revenue earned to date based on the state of the trial as established between the Company and the customer and corresponds directly to the value to the customer of the Company’s performance completed to date.
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
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and payor type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. No allowance for credit losses was recorded as of December 31, 2024 and 2023.
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
When events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, or other long-lived assets, may not be recoverable, an evaluation of the recoverability of currently recorded costs is performed. When an evaluation is performed, the estimated value of undiscounted future net cash flows associated with the asset groups is compared to the asset groups’ carrying value to determine if a write-down to fair value is required. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the assets. There were no impairment adjustments recorded for long-lived assets during the years ended December 31, 2024 and 2023.
Accounts Payable, Accrued Expenses, and Other Current Liabilities
Accounts payable primarily consists of unpaid invoices related to routine operating expenses. Accrued expenses and other current liabilities primarily consist of accruals made for payroll expenses, overpayments from payors, and deferred capitation.
Leases
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
The Company performed a qualitative assessment for the twelve months ended December 31, 2024 and determined it was not necessary to perform the two-step quantitative analysis. The Company determined there was no impairment for the twelve months ended December 31, 2024.
When assessing goodwill for impairment for the twelve months ended December 31, 2023, the Company first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment including our share price decrease as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, the Company determined it was likely that its reporting unit fair value was less than its carrying value and the two-step impairment test was performed. It was concluded that, based on the results of our assessment performed, there was a goodwill impairment of $16,867 for the twelve months ended December 31, 2023.
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
For the years ended December 31, 2024 and 2023, the Company performed a qualitative analysis and determined that there were no indicators of impairment. Therefore, no impairment charge of its finite-lived intangible assets was recorded.
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
Earnout Liability
The Company determined that Earnout Shares issuable to Legacy TOI stockholders and DFPH stockholders failed to meet equity classification criteria under ASC 815-40 and therefore, represents a liability that meets the definition of a derivative and recognized it on the balance sheet at its fair value upon the Closing Date. The right to Earnout Shares issuable to Legacy TOI stockholders and DFPH stockholders are remeasured at fair value using a Monte Carlo simulation model each period through earnings. The Earnout Shares were cancelled as of December 31, 2024 due to the performance obligation not being met. See Note 7 for further discussion.
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
Retirement Plans

The Company provides a qualified 401(K) plan to all eligible employees which is administered through the Principal Financial Group, Inc. Employees are eligible to participate in the plan on the first day of the month subsequent to completing two months of service. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. In 2024 and 2023, the Company provided a matching contribution of 100% of the elective deferral that does not exceed 4% of compensation. Participants are always fully vested in their own contributions and the Company’s matching contributions vest immediately. The Company expensed to selling, general and administrative expenses $1,383 and $1,271 in matching contributions related to the 401(K) plan during the years ended December 31, 2024 and 2023, respectively.
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
Recently Issued and Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The new standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide, in interim periods, all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on a retrospective basis as of December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures ("ASU 2023-09"). The new standard requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 requires footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-production activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will adopt ASU 2024-03 at the beginning of fiscal year 2027. The Company is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements.

Note 3. Credit and Concentration Risks
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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Percentage of Patient Services Net Revenue:
Payor A	N/A	11%
Payor B	16%	14%
The concentration of gross receivables on a percentage basis for major payors at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Percentage of Gross Receivables of Patient Services Revenue:
Payor B	11%	N/A

All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of direct costs on a percentage basis for major vendors for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Percentage of Direct Costs:
Vendor A	98%	99%
The concentration of gross payables on a percentage basis for major vendors at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Percentage of Gross Payables:
Vendor A	65%	70%
Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of December 31, 2024 and 2023 consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Oral drug accounts receivable (Dispensary)	$6,371	$2,914
Capitated accounts receivable (Patient Services)	3,695	1,757
FFS accounts receivable (Patient Services)	26,532	30,173
Clinical trials accounts receivable	1,863	2,595
Other trade receivables	9,874	4,921
Total	$48,335	$42,360
The Company adopted ASU 2016-13, as amended, effective January 1, 2023, and determined no allowance for credit losses was required as of that date. No allowance for credit losses was recorded as of December 31, 2024 and 2023.
As of January 1, 2023, the accounts receivable balance amounted to $39,816.
During the years ended December 31, 2024 and 2023, the Company had net bad debt recoveries of $0, and bad debt recoveries of $11, respectively, and bad debt expense of $0 and $2,031, respectively. Credit losses were a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts.
Note 5. Revenue
The Company recognizes revenue in accordance with ASC 606 on the basis of its satisfaction of outstanding performance obligations. The Company fulfills its performance obligations over time, either over the course of a single treatment (fee-for-service or "FFS"), a month (capitation), or a number of months (clinical research). The Company also has revenue that is satisfied at a point in time (dispensary). See Note 2 for summary of the Company’s policies and significant assumptions related to revenue recognition.

Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Year Ended December 31,
	2024	2023
Patient services
Capitated revenue	$68,686	$70,370
FFS revenue	136,197	143,134
Subtotal	204,883	213,504
Dispensary revenue	179,916	103,835
Clinical research trials and other revenue	8,613	6,900
Total	$393,412	$324,239
Refer to Note 20 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of December 31, 2024 and 2023. Refer to Note 4 for accounts receivable as of December 31, 2024 and 2023.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of December 31, 2024 and 2023, contract liabilities amounted to $2,351 and $545, respectively. As of January 1, 2023, the contract liabilities amounted to $1,139. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to amounts not being material. During the years ended December 31, 2024 and 2023, the Company recognized revenue of $545 and $594, respectively, related to deferred capitation revenue received (contract liability) as of the beginning of each respective year.
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
The Company’s inventories as of December 31, 2024 and 2023 were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Oral drug inventory	$3,483	$3,640
IV drug inventory	6,556	10,038
Total	$10,039	$13,678
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating expense (income) on the Company's Consolidated

Statements of Operations. The Company’s investments in cash equivalents and marketable securities at December 31, 2024 and 2023 is as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$38,657	$5	$—	$38,662

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$22,778	$5	$—	$22,783
Marketable securities:
Short-term U.S. Treasuries	49,501	—	(134)	49,367
Total available for sale securities	$72,279	$5	$(134)	$72,150
The contractual maturities of the Company's investments in cash equivalents and marketable securities as of December 31, 2024 and 2023 is as follows:

December 31, 2024 (in thousands)	Due in One Year or less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$38,662	$—	$—	$38,662

December 31, 2023 (in thousands)	Due in One Year or less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$22,783	$—	$—	$22,783
Marketable securities:
Short-term U.S. Treasuries	49,367	—	—	49,367
Total available for sale securities	$72,150	$—	$—	$72,150

The Company recorded a net unrealized gain of $133 for the twelve months ended December 31, 2024. At December 31, 2024, two securities were in an unrealized gain position.
Accrued interest receivable on cash equivalents and marketable securities was $37 and $242, respectively, at December 31, 2024 and 2023, and is included within other receivables in the Consolidated Balance Sheets.
Fair Value Measurements
The following tables present the carrying amounts of the Company’s financial instruments at December 31, 2024 and 2023:

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$38,662	$—	$38,662	$—
Financial liabilities:
Derivative warrant liabilities	$17	$—	$17	$—
Conversion option derivative liabilities	385	—	—	385

There were no transfers between levels for the twelve months ended December 31, 2024.
As of December 31, 2023, derivative warrant liabilities of $636 were transferred from a Level 3 to a Level 2 financial instrument as a result of the valuation being based on the market price of our public warrants, which management considers to be a similar and comparable instrument, as compared to the previous valuation which was based on the Binomial Lattice Model.

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$22,783	$—	$22,783	—
Marketable securities	49,367	—	49,367	—
Financial liabilities:
Derivative warrant liabilities	$636	$—	$636	$—
Conversion option derivative liabilities	3,082	—	—	3,082
Contingent consideration liability	1,944	—	1,944	—
Non-recurring fair value measurement
Goodwill	$7,230	$—	$—	$7,230
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
The Company measures its private derivative warrants on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy because the valuation is based on the observable input of a similar instrument. The Company measures its convertible note warrant derivative liability, optional redemption derivative liability and conversion option derivative liability on a recurring basis and classifies those instruments within level 3 of the fair value hierarchy because unobservable inputs are used to measure fair value. See Note 2 for a summary of the Company’s policies relating to fair value measurements, and Note 11 for more detail on the convertible note warrant, optional redemption, and conversion option derivative liabilities.
Due to significant declines in the Company's share price during the year ended December 31, 2023, the Company performed a quantitative analysis of impairment over goodwill and determined goodwill was impaired. As a result, the Company recorded an impairment charge of $16,867 for the year ended December 31, 2023. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rate of 25.0% and various revenue growth rates utilized in the financial forecast of future cash flows.
The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis at December 31, 2024:

(in thousands)	Derivative Earnout Liabilities	Conversion Option Derivative Liability
Balance at December 31, 2022	$803	$3,960
Decrease in fair value included in other expense	(803)	(878)
Balance at December 31, 2023	$—	$3,082
Change in fair value included in other expense	—	(2,697)
Balance at December 31, 2024	$—	$385
As of December 31, 2024 and 2023, the conversion option derivative was valued using a Binomial Lattice, which is considered to be a Level 3 fair value measurement. The derivative warrant liabilities were valued using the public warrant trading price, which is considered to be a Level 2 fair value measurement, and the contingent consideration liability was valued using a present value factor, which is considered to be a Level 2 fair value measurement. A summary of the level 3 fair value measurements inputs used in the valuations is as follows:

	December 31, 2024
	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$0.31	$0.31
Term (in years)	2.60	2.60
Volatility	112.80%	112.80%
Risk-free rate	4.20%	4.20%
Dividend yield	—	—
Cost of equity	—	—

	December 31, 2023
	First Tranche Earnout	Second Tranche Earnout	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$2.04	$2.04	$2.04	$2.04
Term (in years)	0.87	0.87	3.61	3.61
Volatility	49.40%	49.40%	58.60%	58.60%
Risk-free rate	4.90%	4.90%	3.90%	3.90%
Dividend yield	—	—	—	—
Cost of equity	16.90%	16.90%	—	—
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
The inputs to estimate the fair value of the Company’s derivative warrant, convertible note warrant, and conversion option derivative liabilities were the market price of the Company’s common stock, their remaining expected term, the volatility of the Company’s common stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.
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

Property and equipment, net, consist of the following:

(in thousands)	Useful lives	December 31, 2024	December 31, 2023
Computers and software	60 months	$3,814	$3,035
Office furniture	84 months	786	724
Leasehold improvements	Shorter of lease term or estimated useful life	12,502	9,214
Medical equipment	60 months	1,445	2,082
Construction in progress		106	1,801
Finance lease ROU assets	Shorter of lease term or estimated useful life	207	207
Less: accumulated depreciation		(6,972)	(6,180)
Total property and equipment, net		$11,888	$10,883
Depreciation expense for the years ended December 31, 2024 and 2023 was $3,192 and $2,864, respectively.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2024 and 2023 consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Compensation, including bonuses, fringe benefits, and payroll taxes	$6,975	$5,518
Contract liabilities	2,351	545
Directors and officers insurance premiums	770	1,002
Deferred acquisition and contingent consideration (see Note 16)	180	2,206
Accrued interest	1,136	1,124
Deferred CAP revenue	2,351	545
Repayments on advances	3,198	—
Other accrued expenses	4,132	3,056
Total accrued expenses and other current liabilities	$21,093	$13,996
Contract liabilities as of December 31, 2024 and 2023 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $844 financing arrangement in November 2024 with a maturity date of October 2025 at 7.99% annual interest rate to pay 11 monthly principal payments of approximately $80 in premiums for directors’ and officers’ (“D&O”) insurance coverage through November 2025 to protect against such losses on November 12, 2021. The principal outstanding balance was $770 as of December 31, 2024.
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
Lease Expense
The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease costs:	$8,558	$7,556
Finance lease costs:
Amortization of ROU asset	42	59
Interest expense	8	11
Other lease costs:
Short-term lease costs	10	39
Variable lease costs	1,634	1,240
Total lease costs	$10,252	$8,905
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to December 31, 2024 are as follows:

(in thousands)	Operating Leases	Finance Leases
2025	$8,467	$42
2026	8,049	39
2027	6,912	29
2028	4,830	—
2029	3,391	—
Thereafter	3,556	—
Total future lease payment	$35,205	$110
Less: amount representing interest	(5,184)	(9)
Present value of future lease payment (lease liability)	$30,021	$101
Reported as:
Lease liabilities, current	$6,798	$37
Lease liabilities, noncurrent	23,223	64
Total lease liabilities	$30,021	$101
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating	4.65	5.31
Finance	2.64	3.50
Weighted-average discount rate
Operating	6.59%	6.50%
Finance	6.62%	6.47%

Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the years ended December 31, 2024 and 2023.

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment for operating leases	$8,509	$7,513
Financing cash payments for finance leases	48	63
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,049	$11,096
Finance leases	—	3
During the years ended December 31, 2024 and 2023 , ROU assets of $3,049 and $11,096 were obtained in exchange for lease obligations, respectively.
Lease Modifications
During the year ended December 31, 2024, the Company extended its lease terms for four clinics in California. These extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, in the year ended December 31, 2024, the Company recognized the difference of $1,410 as an increase to the operating lease liability; $1,375, net of lease incentives, as an increase to operating lease right-of-use asset, and $85 as a net increase to rent expense.

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
Note 11. Debt
Senior Secured Convertible Note
On August 9, 2022, TOI entered into a Facility Agreement (the “Facility Agreement”) with certain lenders (“Lenders”) and Deerfield Partners L.P. (“Agent”), pursuant to which, TOI borrowed cash loans from the Lenders in the amount of $110,000, in exchange for which, TOI issued to each Lender a secured convertible promissory note (“Senior Secured Convertible Notes”), which is payable to such Lenders in an amount equal to the unpaid principal amount of loans held by such Lender.
The Senior Secured Convertible Notes will mature on August 9, 2027 (the “Maturity Date”) and shall bear interest at the rate of 4.00% per annum from August 9, 2022, on the outstanding principal amount, any overdue interest and any other amounts and obligations. The interest shall be paid in cash quarterly in arrears commencing on October 1, 2022. In case of any prepayment, repayment or redemption of the Senior Secured Convertible Note, the Company shall pay any accrued and unpaid interest on the principal, along with a make whole amount and an exit fee. The Facility Agreement also provides for the issuance of warrants to purchase Common Stock (the “Convertible Note Warrants”) to the extent that the obligations under the Facility Agreement and the Senior Secured Convertible Notes are prepaid. If issued, the Convertible Note Warrants will be exercisable on a cash or cashless (net exercise) basis. The Senior Secured Convertible Notes and the Convertible Note Warrants, if issued, are subject to customary anti-dilution adjustments, and are subject to potential increases in the number of shares of Common Stock issuable upon conversion or exercise, as applicable, following certain events.
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

and $100,000 during fiscal year 2025. Cash Equivalents as defined by the Facility Agreement means (a) any readily-marketable securities (i) issued by, or directly, unconditionally and fully guaranteed or insured by the United States federal government or (ii) issued by any agency of the United States federal government the obligations of which are fully backed by the full faith and credit of the United States federal government, (b) any readily-marketable direct obligations issued by any other agency of the United States federal government, any state of the United States or any political subdivision of any such state or any public instrumentality thereof, in each case having a rating of at least “A-1” from S&P or at least “P-1” from Moody’s, (c) any commercial paper rated at least “A-1” by S&P or “P-1” by Moody’s and issued by any Person organized under the laws of any state of the United States, (d) any United States dollar-denominated time deposit, insured certificate of deposit, overnight bank deposit or bankers’ acceptance issued or accepted by any commercial bank that (A) is organized under the laws of the United States, any state thereof or the District of Columbia, (B) is “adequately capitalized” (as defined in the regulations of its primary federal banking regulators) and (C) has Tier 1 capital (as defined in such regulations) in excess of $250,000 and (e) shares of any United States money market fund that (i) has substantially all of its assets invested continuously in the types of investments referred to in clause (a), (b), (c) and/or (d) above with maturities as set forth in the proviso below, (ii) has net assets in excess of $500,000 and (iii) has obtained from either S&P or Moody’s the highest rating obtainable for money market funds in the United States; provided, however, that the maturities of all obligations specified in any of clause (a), (b), (c) and (d) above shall not exceed one year. Additionally, the Registration Rights Agreement requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of December 31, 2024. See Note 22. Subsequent Events for the amendment to our Facility Agreement.
Conversion Options
The Senior Secured Convertible Notes contain several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Notes the ability to convert the Senior Secured Convertible Notes at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of predefined formulae, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of December 31, 2024. No Conversion Shares were issued as of December 31, 2024.
The Company evaluated the Conversion Options of the Senior Secured Convertible Notes under ASC 815 and concluded that they require bifurcation from the host contract as a separate unit of account. The Conversion Options do not meet the criteria to be classified in stockholders’ equity and hence, are accounted for as a derivative liability remeasured at fair value at each balance sheet date with changes in fair value reported in earnings.
The Conversion Options contain certain limits on exercise if, after giving effect to the exercise, the Lender would beneficially own a number of shares of common stock of the Company in excess of those permissible under the terms of the Senior Secured Convertible Notes. The number of shares to be issued against these notes and conversion price are each subject to adjustments provided under the terms of Senior Secured Convertible Notes.
The holder shall receive dividends on the Senior Secured Convertible Notes and distributions of any kind made to the holders of common stock, other than dividends of, or distributions in, shares, to the same extent as if the holder had converted the Senior Secured Convertible Notes into such shares and had held such shares on the record date for such dividends and distributions any limitations on conversion options.
Optional Redemption
The Facility Agreement also provides the Company the right to redeem the outstanding principal amount of each note (“Optional Redemption”) for the principal amount, plus undiscounted interest. The Company shall not affect any Optional Redemption under this Senior Secured Convertible Notes unless along with this, the Company effects an optional redemption under all other notes in accordance with the terms thereof, on a pro rata basis, based upon the respective applicable original principal amount of each of the notes outstanding as of the date the notice for Optional Redemption is delivered to the holders.
The Company evaluated the Optional Redemption feature of the Senior Secured Convertible Notes under ASC 815 and concluded that it requires bifurcation from the host contract as a separate unit of account. The Optional Redemption feature does not meet the criteria to be classified in stockholders’ equity and hence, is accounted for as a derivative liability remeasured at fair value at each balance sheet date with changes in fair value reported in earnings. The fair value of the Optional Redemption feature is de minimis.

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
The Company evaluated the Convertible Note Warrants of the Senior Secured Convertible Notes under ASC 815 and concluded that they require bifurcation from the host contract as a separate unit of account. The Convertible Note Warrants do not meet the criteria to be classified in stockholders’ equity and hence, are accounted for as a derivative liability remeasured at fair value at each balance sheet date with changes in fair value reported in earnings.
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
As of December 31, 2024, there are no Convertible Note Warrants outstanding.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 2.61 years remain).
The total issuance costs of $4,924 was allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company immediately expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 2.61 years remain).

Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of December 31, 2024 consists of the following:

	December 31, 2024	December 31, 2023
Senior Secured Convertible Note, due August 9, 2027	$110,000	$110,000
Less: Unamortized debt issuance costs	2,211	2,875
Less: Unamortized debt discount	14,658	20,299
Long-term debt, net of unamortized debt discount and issuance costs	$93,131	$86,826
The amortization of the debt issuance costs and debt discount was charged to interest expense for all periods presented. For the years ended December 31, 2024 and 2023, the effective yield was 13.38%. The amount of debt issuance costs and debt discount included in interest expense for the years ended December 31, 2024 and 2023 was $6,305 and $6,205, respectively. The Company had interest expense of $4,473 on the Facility Agreement term loan for the years ended December 31, 2024 and 2023, respectively. The Company had $1,136 and $1,124 of accrued interest as of December 31, 2024 and 2023, respectively.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Additionally, the lenders' Agent holds shares of common and preferred stock within the Company as of December 31, 2024 and 2023.
Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of December 31, 2024:

(in thousands)
2025	$—
2026	—
2027	110,000
Total debt	$110,000
Note 12. Income Taxes
The components of the provision (benefit) for income taxes consists of:

(in thousands)	Current	Deferred	Total
Year ended December 31, 2024:
U.S. federal	$—	$—	$—
State and local	—	—	—
	$—	$—	$—

(in thousands)	Current	Deferred	Total
Year ended December 31, 2023:
U.S. federal	$83	$2	$85
State and local	(43)	(78)	(121)
	$40	$(76)	$(36)
The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 21% to pretax income from operations because of the effect of the following items:

(in thousands)	Year Ended December 31,
	2024	2023
Income tax at federal statutory rate	$(13,579)	$(17,432)
State tax, net federal benefit	—	(62)
Meals and entertainment	36	20
Transaction costs	—	30
Fines and penalties	11	—
Stock based compensation	5,095	1,970
Warrant expense	(130)	60
Earnout expense	—	(169)
162(m) Analysis	—	4
162(m) Deferred haircut	(387)	131
163(l) Interest expense limitation	2,264	2,242
DFP derivative expense	(566)	(184)
Prior year deferred true-ups	19	(224)
Amended return	—	40
Change in valuation allowance	7,232	13,538
Other	5	—
Income tax (benefit) expense	$—	$(36)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below.

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Accrued Expenses	$1,190	$1,204
Net operating loss carryforwards	53,419	40,359
Deferred revenue	683	160
Stock based compensation	1,351	4,969
Charitable contributions	2	1
Tenant improvement allowance	—	(21)
ROU Lease liability	8,522	9,446
Financing lease liability	229	261
Unrealized gain/loss	1	42
Intangibles	7,386	7,736
Total gross deferred tax assets	72,783	64,157
Valuation allowance	(63,595)	(53,979)
Net deferred tax assets	$9,188	$10,178
Deferred tax liabilities:
Property, plant, and equipment	$(1,688)	$(1,595)
ROU Asset	(7,290)	(8,363)
Financial lease asset	(293)	(261)
IRC 174 expenditures	51	9
Total gross deferred liabilities	$(9,220)	$(10,210)
Net deferred tax liabilities	$(32)	$(32)
The valuation allowance for deferred tax assets as of December 31, 2024 and 2023, was $63,595 and $53,979, respectively. The net change in the total valuation allowance was an increase of $9,616 in 2024 and an increase of $19,064 in 2023.

The valuation allowance at December 31, 2024 was primarily related to net operating loss carryforwards of TOI, Inc., TOI CA, TOI FL, TOI OR, and TOI TX, that, in the judgment of management, are not more likely than not to be realized. Similar to 2023, TOI Inc., TOI CA, TOI FL, TOI OR, and TOI TX will continue to file a consolidated 2024 federal return and state income tax return. Accordingly, net operating losses of TOI CA, TOI FL, TOI OR, and TOI TX can offset taxable income of TOI Parent for federal and state tax purposes. Deferred tax assets and deferred tax liabilities have been separately determined for all groups, as has the valuation allowance assessment for each. The table above reflects the combined deferred tax assets, deferred tax liabilities, and valuation allowance for TOI Inc., TOI CA, TOI FL, TOI OR, and TOI TX. Of the $63,595 total valuation allowance, $45,673 is attributable to the Federal Group, $2,532 is attributable to TOI Parent, $15,289 is attributable to TOI CA, $99 is attributable to TOI FL, and $2 to TOI OR.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect of available carry back and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2024.
At December 31, 2024, the Company has net operating loss carryforwards for Federal income tax purposes of $184,836, with $179,226 attributable to the Practice and $5,610 attributable to TOI Parent, which are available to offset future Federal taxable income of the Practice and Parent indefinitely. The Company has net operating loss carryforwards for state income tax purposes of $175,187, of which $163,012 is attributable to the Practice and will begin to expire after 2040, and $12,175 is attributable to Parent and will begin to expire after 2041.
Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. In 2022 and 2023, we completed an ownership change analysis pursuant to IRC Section 382 of the Code for the period from September 10, 2018 through taxable year ended December 31, 2021 and from January 1, 2022 through taxable year ended December 31, 2023 in which we determined that the Company did not experience an ownership change. We do not anticipate a change in ownership during the year ended December 31, 2024. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If it is determined that an ownership change has occurred as a result of the Business Combination or we undergo an ownership change in the future, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration.
The deferred tax asset associated with the Company’s federal and state net operating losses are fully offset by a valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2024 and 2023 is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Beginning balance of unrecognized tax benefits	$99	$99
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions of prior years	—	—
Reductions due to lapse of applicable statute of limitation	—	—
Settlements	—	—
Ending balance of unrecognized tax benefits	$99	$99
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
The Company is subject to taxation in the U.S., California, Arizona, Florida, Oregon, and Texas. As of December 31, 2024, the statute of limitations remains open for tax year 2020 through the current year.

Note 13. Stockholders' Equity
Common Stock
As of December 31, 2024 there were 77,470,886 shares issued and 75,737,112 shares outstanding of common stock. As of December 31, 2023, there were 75,879,025 shares issued and 74,145,251 shares outstanding of common stock.
Voting shares
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of December 31, 2024.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. As of December 31, 2024 and 2023, there were 165,045 shares of preferred stock outstanding.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of December 31, 2024.
Assumed Public Warrants and Private Placement Warrants
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of December 31, 2024, there are 5,749,986 public warrants outstanding and 2,187,283 private placement warrants outstanding.
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

As of December 31, 2024, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 6,590,321. There were 1,579,393 Stock Options granted for the twelve months ended December 31, 2024.
The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the stock options granted during the years ended December 31, 2024 and 2023 are provided in the following table:

	December 31, 2024	December 31, 2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	80.20%	56.2% to 64.0%
Risk-free interest rate	4.40%	3.40% to 4.30%
Expected term (years)	6.25	6.25
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the years ended December 31, 2024 and 2023 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2024	8,525,262	$1.74
Granted	1,579,393	2.00
Exercised	(87,350)	0.86
Forfeited	(2,305,864)	2.23
Expired	(222,582)	1.19
Balance at December 31, 2024	7,488,859	$1.67	6.21	$—
Vested Options Exercisable at December 31, 2024	5,709,755	$1.58	5.41	$—

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2023	8,049,474	$2.14
Granted	1,979,203	0.50
Exercised	(138,315)	0.91
Forfeited	(1,225,337)	2.36
Expired	(139,763)	2.18
Balance at December 31, 2023	8,525,262	$1.74	7.04	$8,220
Vested Options Exercisable at December 31, 2023	4,598,066	$1.60	6.05	$4,550
Total share-based compensation expense related to stock options during the years ended December 31, 2024 and 2023 was $6,682 and $10,342, respectively. The weighted average fair market value of the stock options granted during 2024 and 2023 was $0.59 and $0.50, respectively. The total intrinsic value of options exercised during 2024 and 2023, was $89 and $171, respectively.
At December 31, 2024, there was $867 of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.81 years as of December 31, 2024. During the year ended December 31, 2024, the Company received $75 in cash and $1 in tax benefit from the stock options exercised. The total fair value of common shares vested during the years ended December 31, 2024 and 2023 was $430 and $3,942, respectively.

Restricted Stock Units (“RSUs”)
The Company had 1,509,737 and 2,176,422 RSUs outstanding as of December 31, 2024 and 2023, respectively. The RSUs are service vesting and are valued based on the fair value of the Company’s common stock at the date of grant. The weighted-average grant date fair values of the RSUs granted during the year ended December 31, 2024 and 2023 were determined to be $0.50 and $0.83, respectively, based on the fair value of the Company’s common shares at the grant date.
A summary of the activity for the RSUs for the years ended December 31, 2024 and 2023, respectively, are shown in the following tables:

	Year Ended December 31,
	2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,176,422	$3.50	2,106,540	$7.25
Granted	1,759,983	0.50	2,332,757	0.83
Vested	(1,504,511)	3.22	(1,501,805)	3.04
Forfeited	(922,157)	2.43	(761,070)	4.23
Unvested at end of year	1,509,737	$0.94	2,176,422	$3.50

The total share-based compensation expense related to RSUs during the year ended December 31, 2024 was $4,161. The total share-based compensation expense related to RSUs during the year ended December 31, 2023 was $5,959.
As of December 31, 2024, there was $1,418 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.21 years as of December 31, 2024.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of TOI to issue RSUs of the Company (“Medical RSUs”). Vesting on each annual Medical RSU award is dependent on the participant performing a specified minimum number of service hours during the calendar year (“one-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first quarter of the calendar year following the one-year Term. During the twelve months ended December 31, 2024 and 2023, 387,797 and 824,288 Medical RSU awards were granted, respectively.
The number of Medical RSUs granted to each such participant is determined by dividing a fixed monetary value by the trailing five-day closing price per share of the Common Stock preceding the grant date. Due to the calculation, some Medical RSU awards are liability-classified whereas other Medical RSU awards have a fixed number of shares and are equity-classified. There were no unvested equity-classified Medical RSU awards outstanding as of December 31, 2024 and 2023.
A summary of the activity for the equity-classified Medical RSUs for the year ended December 31, 2024 is shown in the following table:

Number of Shares
Balance at January 1, 2023	147,470
Granted	824,288
Vested	(971,758)
Balance at December 31, 2023	—
Granted	387,797
Vested	(387,797)
Balance at December 31, 2024	—
Total compensation costs for Medical RSUs were $237 and $872 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, all Medical RSUs have vested.

Earnout Shares granted to Employees
In connection with the Business Combination in 2019, the Company issued Employee Earnout Shares. Employee Earnout Shares vest upon the Company's common stock achieving the price per share as provided for in the agreement, so long as the optionee has remained continuously employed by the Company at that date and may be subject to other vesting requirements. Earnout shares were forfeited in November 2024 due to failure to meet earnout targets of TOI's stock price.
A summary of the activity for the Employees Earnout Shares for the years ended December 31, 2024 and 2023 is shown in the following tables:

	Year Ended December 31,
	2024	2023
Outstanding at beginning of year	1,401,064	1,417,632
Granted	—	—
Forfeited	(1,401,064)	(16,568)
Outstanding at end of year	—	1,401,064
The total share-based compensation expense related to the Employees Earnout Shares during the years ended December 31, 2024 and 2024 was $72 and $375, respectively.
As of December 31, 2024, there was no unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of December 31, 2024 and 2023.
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
Note 16. Business Combinations
During the year ended December 31, 2023, the Company closed on two business combinations and no asset acquisitions. There were no business combinations or asset acquisitions during the year ended December 31, 2024.
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

The Southland Practice Acquisition was determined to constitute a business combination in accordance with ASC 805. The deferred cash consideration liability will be remeasured at each reporting period until the contingent milestone is achieved or the liability is settled. Any changes in the fair value of the deferred cash consideration liability will be provisionally recognized in the Consolidated Statements of Operations. The Company recognized $131 and $36 for the periods ended December 31, 2023 and 2024, respectively, in the Consolidated Statements of Operations for the change in fair value for the deferred cash consideration liability. The fair value of the deferred cash consideration liability was $1,944 at December 31,

2023. The Company paid $2 million in June 2024 in regard to the deferred cash consideration liability. The remaining deferred cash consideration was paid in July 2024.

Bolsa Pharmacy Acquisition
On November 28, 2023 ("Bolsa Acquisition Date"), the Company acquired certain clinical and non-clinical assets of Bolsa Medical Pharmacy. Intangible assets of $113 were recognized pursuant to the acquisition in the form of clinical contracts and licenses with a weighted average amortization period of 10 and 2 years, respectively. The Company transferred purchase consideration of $157 in cash paid upon closing.

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
Acquisition costs amounted to $0 and $114 for the years ended December 31, 2024 and 2023 respectively, and were recorded as “General and administrative expenses” in the accompanying Consolidated Statements of Operations.
The following table summarizes the fair values assigned to identifiable assets acquired and liabilities assumed.

(in thousands)	Southland	Bolsa	Total
Consideration:
Cash	$4,300	$157	$4,457
Deferred	1,813	—	1,813
Fair value of total consideration transferred	$6,113	$157	$6,270
Estimated fair value of identifiable assets acquired and liabilities assumed:
Inventory	$—	$32	$32
Property and equipment, net	590	12	602
Operating right of use assets	4,246	44	4,290
Clinical contracts and noncompetes	2,844	113	2,957
Goodwill	2,679	—	2,679
Total assets acquired	10,359	201	10,560
Current portion of operating lease liabilities	378	27	405
Operating lease liabilities	3,868	17	3,885
Total liabilities assumed	4,246	44	4,290
Net assets acquired	$6,113	$157	$6,270
The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. The fair values assigned to the assets acquired are based on estimates and assumptions from data that is readily available.
The Company recognized $2,921 cumulative revenue and $1,723 cumulative net income in its Consolidated Statement of Operations for the December 31, 2023, from the clinical practices acquired during the year ended December 31, 2023.

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

(in thousands)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$2,354	$2,282
Accounts receivable, net	48,298	45,175
Other receivables	129	129
Inventories	10,039	13,646
Prepaid expenses and other current assets	1,591	1,136
Total current assets	62,411	62,368
Property and equipment, net	64	105
Other assets	553	525
Intangible assets, net	5,097	5,628
Goodwill	2,679	2,679
Total assets	$70,804	$71,305
Liabilities
Current liabilities:
Accounts payable	$21,507	$12,729
Income taxes payable	—	—
Accrued expenses and other current liabilities	13,912	8,413
Amounts due to affiliates	238,577	189,048
Total current liabilities	273,996	210,190
Other non-current liabilities	5	211
Deferred income taxes liability	—	21
Total liabilities	$274,001	$210,422
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL, TOI OR, and TOI TX, which represents nominal noncontrolling interests. However, the noncontrolling interests do not participate in the profit or loss of TOI CA, TOI FL, TOI OR or TOI TX.
Note 18. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value, net of impairments recognized and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets, as well as a discussion of the goodwill impairment charges recorded for the years ended December 31, 2024 and 2023.

Intangible Assets
As of December 31, 2024, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(12,054)	$10,137
Trade names	10 years	6,650	(3,247)	3,403
Clinical contracts and noncompetes	8 years	3,191	(1,921)	1,270
Total intangible assets		$32,032	$(17,222)	$14,810
As of December 31, 2023, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(10,014)	$12,177
Trade names	10 years	6,650	(2,594)	4,056
Clinical contracts and noncompetes	8 years	3,191	(1,520)	1,671
Total intangible assets		$32,032	$(14,128)	$17,904
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of December 31, 2024 is as follows:

(in thousands)	Amount
Year ending December 31:
2025	$3,091
2026	3,060
2027	2,933
2028	2,828
2029	463
Thereafter	2,435
Total	$14,810
The aggregate amortization expense during the year ended December 31, 2024 and 2023 were $3,094 and $3,009, respectively.

Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments of patient services, dispensary, and clinical trials & other. The goodwill allocated to each of the reporting units as of December 31, 2024 and December 31, 2023 is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Patient services	$2,679	$2,679
Dispensary	4,551	4,551
Clinical trials & other	—	—
Total goodwill	$7,230	$7,230
The changes in the carrying amounts of goodwill for the years ended December 31, 2024 and December 31, 2023 are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Balance as of January 1:	$7,230	$21,418
Goodwill acquired	—	2,679
Goodwill impairment charges (see Note 2)	—	(16,867)
The end of the period	$7,230	$7,230
The accumulated goodwill impairment for patient services was $26,179 as of December 31, 2024, and 2023. The accumulated goodwill impairment was $9,944 as of January 1, 2023. The accumulated goodwill impairment for clinical trials & others was $632 as of December 31, 2024 and 2023. The accumulated goodwill impairment as of January 1, 2023, was $0. There was no accumulated goodwill impairment for dispensary as of December 31, 2024, December 31, 2023, and January 1, 2023.
Note 19. Net Loss Per Share
The following table sets forth the computation of the Company's basic and diluted net loss per share to common stockholders for the years ended December 31, 2024 and 2023.

(in thousands, except share data)	Year Ended December 31,
	2024	2023
Net loss attributable to TOI	$(64,663)	$(83,068)
Net loss attributable to TOI available for distribution	(64,663)	(83,068)
Net loss attributable to participating securities, basic and diluted	(11,658)	(15,191)
Net loss attributable to common stockholders, basic and diluted	$(53,005)	$(67,877)
Weighted average common shares outstanding, basic and diluted	75,043,678	73,748,660
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.92)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2024	2023
Convertible note	12,839,967	12,839,967
Stock options	7,488,859	8,525,262
RSUs	1,509,737	2,176,422
Earnout Shares	—	1,401,064
Public Warrants	5,749,986	5,749,986
Private Warrants	2,187,283	3,177,542

Note 20. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Year Ended December 31,
	2024	2023
Revenue
Patient services	$204,883	$213,504
Dispensary	179,916	103,835
Clinical trials & other	8,613	6,900
Consolidated revenue	393,412	324,239

Direct costs
Intravenous (IV) drug costs	118,893	121,670
Clinician salaries and benefits	59,340	52,588
Medical supplies and other	8,646	6,758
Total patient services (A)	186,880	181,017
Dispensary (B)	151,231	83,071
Clinical trials & other (C)	1,304	578
Total segment direct costs	339,415	264,666

Depreciation expense
Patient services	2,267	2,156
Dispensary	124	106
Clinical trials & other	2	1
Total segment depreciation expense	2,392	2,263

Amortization of intangible assets
Patient services	2,874	2,799
Clinical trials & other	220	210
Total segment amortization	3,094	3,009

Operating income
Patient services	12,862	27,532
Dispensary	28,561	20,658
Clinical trials & other	7,087	6,111
Total segment operating income	48,511	54,301

Goodwill impairment charges
Patient services	—	16,235
Clinical trials & other	—	632
Total impairment charges	—	16,867
Other items not allocated to segments:
Selling, general and administrative expense	107,828	113,851
Non-segment depreciation and amortization	801	601
Total consolidated operating loss	(60,118)	(77,018)
Interest expense, net	7,496	6,777
Change in fair value of derivative warrant liabilities	(619)	286

(in thousands)	Year Ended December 31,
	2024	2023
Change in fair value of earnout liabilities	—	(803)
Change in fair value of conversion option derivative liabilities	(2,697)	(878)
Other, net	365	704
Total other non-operating loss expense	4,545	6,086
Consolidated loss before provision for income taxes	$(64,663)	$(83,104)

(in thousands)	December 31, 2024	December 31, 2023
Assets
Capitated accounts receivable	$3,695	$1,757
FFS accounts receivable	26,532	30,173
IV drug inventory	6,556	10,038
Other assets	31,667	31,583
Patient services	68,450	73,551

Oral drug accounts receivable	6,371	2,914
Oral drug inventory	3,483	3,640
Other assets	4,574	1,824
Dispensary	14,428	8,378

Clinical trials & other	7,974	8,878
Non-segment assets	81,865	118,433
Total assets	$172,717	$209,240
The Company’s chief operating decision maker (CODM) is the Chief Executive Officer. The CODM uses segment operating income to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income for evaluating drug pricing to assess each segment’s performance by comparing the results and return on assets of each segment with one another and in the compensation of specific employees.
(A) Direct costs - patient services primarily includes chemotherapy drug costs, clinician salaries and benefits, and medical supplies. Clinicians include oncologists, advanced practice providers such as physician assistants and nurse practitioners, and registered nurses employed by the TOI PCs. These costs are regularly provided to the CODM to evaluate IV drug costs and clinician performance.
(B) Direct costs - dispensary primarily includes the cost of oral medications dispensed in the TOI PCs’ clinic locations. The CODM regularly reviews these costs evaluate drug margins, compression, and to evaluate suppliers.
(C) Direct costs - clinical trials & other primarily includes costs related to clinical trial contracts and medical supplies.

Note 21. Related Party Transactions
Related party transactions include payments for consulting services provided by the Company's board of directors and key shareholders to the Company, clinical trials, board fees, and share repurchases. Related party payments for the years ended December 31, 2024 and 2023 were as follows:

(in thousands)		Year Ended December 31,
	Type	2024	2023
American Institute of Research	Consulting	$—	$38
Karen M Johnson	Board Fees	77	63
Richard Barasch	Board Fees	5	—
Anne M. McGeorge	Board Fees	75	70
Mohit Kaushal	Board Fees	77	71
Ravi Sarin	Board Fees	—	63
Maeve O'Meara Duke	Board Fees	76	63
M33 Growth LLC (Gabe Ling)	Board Fees	78	63
Mark L. Pacala	Board Fees	76	69
Richy Agajanian MD	Clinical Trials	—	17
Brad Hively	Board Fees/Other	85	46
Total		$549	$563
There are no outstanding related party balances at December 31, 2024 and December 31, 2023.
Note 22. Subsequent Events
        On February 25, 2025, the Company, the other loan parties party thereto, the lenders party thereto and Deerfield Partners, L.P. (the “Agent”), entered into that certain Limited Consent and Amendment No. 1 to Facility Agreement (the “Consent and Amendment”), which amends the Company’s existing Facility Agreement (see Note 11), dated as of August 9, 2022, by and among the Company, the other loan parties party thereto from time to time, the lenders party thereto from time to time, and the Agent (as amended, the “Facility Agreement”).
The Consent and Amendment, among other things, provides for (i) lenders’ consents to the waiver of certain restrictions imposed by the Facility Agreement regarding the issuance and sale of the Company’s equity and equity-linked securities, (ii) the removal of the financial covenant that required the Company to hold at least $40,000,000 of cash or cash equivalents in accounts that are subject to control agreements in favor of the Agent, and (iii) amendment and restatement of the Company’s financial reporting covenant under the Facility Agreement in its entirety. In connection with the Consent and Amendment, the Company made a partial prepayment of the senior secured convertible notes issued pursuant to the Facility Agreement in an aggregate principal amount of approximately $20,000,000 together with accrued and unpaid interest thereon.

Additionally, on March 24, 2025, the Company, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors for a private placement that resulted in gross proceeds of approximately $16.5 million, before deducting placement agent fees and offering expenses (the “Private Placement”). The Private Placement includes participation from existing investors, as well as members of the Company’s management team and Board of Directors. Pursuant to the terms of the Securities Purchase Agreement, the Company will issue to purchasers in the Private Placement units consisting of two shares of common stock (or pre-funded warrants in lieu thereof) and common warrants to purchase one share of common stock (or pre-funded warrants) of the Company at a price of $2.2084 per unit (or $2.2082 in the case of units consisting of prefunded warrants). The pre-funded warrants will have an exercise price of $0.0001 per share until exercised in full, and the common warrants will have an exercise price of $1.1980 per share.

In connection with the Private Placement, investment funds affiliated with Deerfield Management Company, L.P. (“Deerfield”), an existing investor in the Company, has entered into an exchange agreement pursuant to which Deerfield has agreed to exchange approximately $4.1 million aggregate principal amount of the Company’s senior secured convertible notes held by Deerfield in exchange for 37,232.83 shares of common-equivalent preferred stock (convertible into 3,723,283 shares of Common Stock) and warrants to purchase 1,861,642 shares of common stock at the same prices being paid by the investors in the Private Placement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our Securities and Exchange Commission ("SEC") reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
Management's Annual Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2024, our internal controls over financial reporting was effective.
Attestation Report of the Independent Registered Public Accounting Firm
As an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
During the twelve months ended December 31, 2024, no director or officer adopted or terminated:
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the proxy statement for the annual meeting of our stockholders (the "Proxy Statement"), to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

The Company has adopted an Insider Trading Compliance Policy governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees and other covered persons that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of this policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

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
(3)    Exhibits: See Index to Exhibits below.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
4.5	Description of Registered Securities of The Oncology Institute, Inc.	10-K	001-39248	4.5	March 28, 2024
10.1	Form of Subscription Agreement by and between DFP Healthcare Acquisitions Corp. and the subscribers party thereto	S-4/A	333-258152	10.1	October 1, 2021
10.2	Form of Deerfield Subscription Agreement by and between DFP Healthcare Acquisitions Corp. and the subscribers party thereto	S-4/A	333-258152	10.2	October 1, 2021
10.3	Amended and Restated Registration Rights agreement by and among DFP Healthcare Acquisitions Corp., DFP Sponsor LLC and certain other parties thereto	8-K/A	001-39248	10.1	November 22, 2021
10.4*	The Oncology Institute, Inc. 2021 Incentive Award Plan	8-K/A	001-39248	10.2	November 22, 2021
10.5*	The Oncology Institute, Inc. Employee Stock Purchase Plan	8-K/A	001-39248	10.3	November 22, 2021
10.6	Form of Indemnification Agreement	8-K/A	001-39248	10.5	November 22, 2021
10.7	Amended and Restated Management Services Agreement, dated January 12, 2021, by and between TOI Management, LLC and The Oncology Institute CA, as amended	8-K/A	001-39248	10.6	November 22, 2021

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.8*	TOI Parent, Inc. 2019 Non-Qualified Stock Option Plan	8-K/A	001-39248	10.7	November 22, 2021
10.9*	Transition Agreement, dated June 11, 2023, by and between Brad Hively, TOI Management, LLC and The Oncology Institute, Inc.	8-K/A	001-39248	10.1	June 14, 2023
10.10*	Form of Restricted Stock Unit Agreement	8-K	001-39248	10.1	March 7, 2022
10.11*	Form of Option Agreement	8-K	001-39248	10.2	March 7, 2022
10.12	Facility Agreement, dated as of August 9, 2022, by and among the Company and Deerfield Partners L.P.	8-K	001-39248	10.1	August 10, 2022
10.13	Registration Rights Agreement, dated as of August 9, 2022, by and among The Oncology Institute, Inc. and Deerfield Partners L.P.	8-K	001-39248	10.2	August 10, 2022
10.14	Registration Rights Consent, Amendment, and Waiver, dated as of August 9, 2022, by and among Deerfield Private Design Fund IV, L.P., Deerfield Partners, L.P., M33 Growth I L.P., TOI M, LLC, and Oncology Care Partners, LLC	8-K	001-39248	10.3	August 10, 2022
10.15*	Employment Agreement, dated February 18, 2020, between TOI Management, LLC and Daniel Virnich	8-K/A	001-39248	10.3	June 14, 2023
10.16*	Amendment No. 1 to Employment Agreement dated February 18, 2020 between TOI Management LLC and Daniel Virnich dated May 4, 2023	10-Q	001-39248	10.1	May 10, 2023
10.17*	Employment agreement, effective as of September 30, 2024, by and between the Company and Robert Carter	10-Q	001-39248	10.1	November 13, 2024
10.18*	Employment Agreement, effective as of September 5, 2023, by and between the Company and Jeremy Castle	10-Q	001-39248	10.1	November 8, 2023
10.19	Insider Trading Compliance Policy					X
21.1	Subsidiaries of the Registrant	S-1	333-261740	21.1	December 17, 2021
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.					X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
97.1	The Oncology Institute, Inc. Policy for Recovery of Erroneously Awarded Compensation					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
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
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this the 25th day of March, 2025.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Robert Carter
Robert Carter
Chief Financial Officer (Duly Authorized Officer)
SIGNATURES AND POWER OF ATTORNEY
We, the undersigned officers and directors of The Oncology Institute, Inc., hereby severally constitute and appoint Daniel Virnich and Robert Carter, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement (or any other registration statement for the same offering that is to be effective upon filing pursuant to Rule 462(b) under the Securities Act of 1933), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date
/s/ Daniel Virnich
Daniel Virnich	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2025
/s/ Robert Carter
Robert Carter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2025
/s/ Richard Barasch
Richard Barasch	Director	March 25, 2025
/s/ Karen Johnson
Karen Johnson	Director	March 25, 2025
/s/ Mohit Kaushal
Mohit Kaushal	Director	March 25, 2025
/s/ Gabriel Ling
Gabriel Ling	Director	March 25, 2025
/s/ Anne McGeorge
Anne McGeorge	Director	March 25, 2025
/s/ Mark Pacala
Mark Pacala	Director	March 25, 2025

Signature	Title	Date
/s/ Brad Hively
Brad Hively	Director	March 25, 2025