Form 10-Q
period 2025-03-31
Oncology Institute, Inc.
filed 2025-05-14
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 7, 2025, the registrant had 89,234,112 shares of common stock outstanding.

THE ONCOLOGY INSTITUTE, INC.
Form 10-Q
For the Period Ended March 31, 2025

Page
Part I – Financial Information	4
Item 1. Financial Statements (unaudited)	4
Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	4
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024	6
Condensed Consolidated Statements of Convertible Preferred Stock and Statements of Stockholders' Equity for the Three Months Ended March 31, 2025 and 2024	7
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	47
Item 4. Controls and Procedures	48
Part II – Other Information	49
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3. Defaults Upon Senior Securities	49
Item 4. Mine Safety Disclosures	49
Item 5. Other Information	49
Item 6. Exhibits	50
Signatures	52

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,739	$49,669
Accounts receivable, net	49,320	48,335
Other receivables	346	346
Inventories	12,308	10,039
Prepaid expenses and other current assets	5,107	4,029
Total current assets	106,820	112,418
Property and equipment, net	11,116	11,888
Operating right of use assets	24,209	25,782
Intangible assets, net	14,036	14,810
Goodwill	7,230	7,230
Other assets	591	589
Total assets	$164,002	$172,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,291	$24,324
Current portion of operating lease liabilities	6,816	6,798
Accrued expenses and other current liabilities	23,434	21,093
Total current liabilities	59,541	52,215
Operating lease liabilities	21,596	23,223
Derivative warrant liabilities	59	17
Conversion option derivative liabilities	3,694	385
Long-term debt, net of unamortized debt issuance costs	73,894	93,131
Other non-current liabilities	117	125
Deferred income taxes liability	32	32
Total liabilities	158,933	169,128
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 90,661,800 shares issued and 88,928,026 shares outstanding at March 31, 2025 and 77,470,886 shares issued and 75,737,112 shares outstanding at December 31, 2024	9	8
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 202,278 shares issued and outstanding at March 31, 2025 and 165,045 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	236,477	215,413
Treasury Stock at cost, 1,733,774 shares at March 31, 2025 and December 31, 2024	(1,019)	(1,019)
Accumulated deficit	(230,398)	(210,813)
Total stockholders’ equity	5,069	3,589
Total liabilities and stockholders’ equity	$164,002	$172,717

Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $72,247 and $70,804 as of March 31, 2025 and December 31, 2024, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $277,056 and $274,001 as of March 31, 2025 and December 31, 2024, respectively. See Note 16 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Patient services	$53,068	$52,453
Dispensary	49,293	39,679
Clinical trials & other	2,045	2,534
Total operating revenue	104,406	94,666
Operating expenses
Direct costs – patient services	47,080	49,497
Direct costs – dispensary	39,863	32,809
Direct costs – clinical trials & other	214	391
Selling, general and administrative expense	25,376	28,452
Depreciation and amortization	1,784	1,489
Total operating expenses	114,317	112,638
Loss from operations	(9,911)	(17,972)
Other non-operating expense (income)
Interest expense, net	5,570	1,985
Change in fair value of derivative warrant liabilities	43	—
Change in fair value of conversion option derivative liabilities	3,309	—
Other, net	752	(68)
Total other non-operating loss	9,674	1,917
Loss before provision for income taxes	(19,585)	(19,889)
Income tax expense	—	—
Net loss	$(19,585)	$(19,889)
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.22)
Diluted	$(0.21)	$(0.22)
Weighted-average number of shares outstanding:
Basic	77,098,825	74,234,287
Diluted	77,098,825	74,234,287
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	77,470,886	$8	165,045	$—	$(1,019)	$215,413	$(210,813)	$3,589
Net loss	—	—	—	—	—	—	(19,585)	(19,585)
Issuance of common stock upon vesting RSUs	1,023,867	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	160,537	—	—	—	—	137	—	137
Issuance of common stock upon private placement, net	12,006,510	1	—	—	—	15,358	—	15,359
Issuance of preferred stock upon exchange of debt for equity	—	—	37,233	—	—	4,111	—	4,111
Share-based compensation expense	—	—	—	—	—	1,458	—	1,458
Balance at March 31, 2025	90,661,800	$9	202,278	$—	$(1,019)	$236,477	$(230,398)	$5,069

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	75,879,025	$8	165,045	$—	$(1,019)	$204,186	$(146,150)	$57,025
Net loss	—	—	—	—	—	—	(19,889)	(19,889)
Issuance of common stock upon vesting of restricted stock units	83,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	84,649	—	—	—	—	73	—	73
Share-based compensation expense	—	—	—	—	—	4,087	—	4,087
Balance at March 31, 2024	76,046,694	$8	165,045	$—	$(1,019)	$208,346	$(166,039)	$41,296
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,585)	$(19,889)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	1,784	1,489
Amortization of debt issuance costs and debt discount	4,874	1,559
Share-based compensation	1,458	4,087
Change in fair value of liability classified warrants	43	—
Change in fair value of liability classified conversion option derivatives	3,309	—
Unrealized loss (gain) on investments	—	(85)
Accretion of discount on investment securities	—	(324)
Loss on disposal of property and equipment	—	12
Changes in operating assets and liabilities:
Accounts receivable	(985)	(16,400)
Other receivables	—	183
Inventories	(2,269)	2,124
Prepaid expenses and other current assets	(1,078)	(629)
Operating right-of-use assets	1,447	1,753
Other assets	(2)	(7)
Accounts payable	5,057	6,357
Operating lease liabilities	(1,609)	(1,399)
Accrued expenses and other current liabilities	2,567	5,368
Other non-current liabilities	1	(82)
Net cash and cash equivalents used in operating activities	(4,988)	(15,883)
Cash flows from investing activities:
Purchases of property and equipment	(328)	(610)
Proceeds from asset disposition	126	—
Sales of marketable securities/investments	—	19,998
Net cash and cash equivalents (used in) provided by investing activities	(202)	19,388
Cash flows from financing activities:
Proceeds from private placement, net of offering costs	15,359	—
Payments made for financing of insurance payments	(226)	(1,002)
Principal payments on long-term debt	(20,000)	—
Principal payments on financing leases	(10)	(9)
Common stock issued for options exercised	137	73
Net cash and cash equivalents used in financing activities	(4,740)	(938)
Net (decrease) increase in cash and cash equivalents	(9,930)	2,567
Cash and cash equivalents at beginning of period	49,669	33,488
Cash and cash equivalents at end of period	$39,739	$36,055
Supplemental disclosure of noncash investing and financing activities:
Principal exchange of convertible note for preferred stock	$4,111	$—
Purchases of property and equipment included in accounts payable	$90	$147
Financed insurance premiums	$540	$—
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,290	$1,134
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024
(US Dollars in thousands, except share data)
Note 1. Description of the Business
Overview of the Business
The Oncology Institute, Inc. (“TOI”), originally founded in 2007, is a leading, national platform delivering integrated direct care and cost management to patients and payors who are experiencing or managing members undergoing treatment for cancer and other complex medical conditions.
Through wholly-owned subsidiaries and affiliated entities, TOI operates combined community clinics and infusion suites staffed with providers who administer latest-generation cancer treatments including chemotherapy, immunotherapy, oncolytics, and radiation oncology. Additionally, TOI provides coordinated case management, drug formulary management, and fully-delegated networks of care providers, all of which we use to drive improved treatment outcomes at the lowest possible cost to our patients and payors. Additionally, TOI operates a specialty pharmacy that includes both in-office and mail-order dispensing for complementary oral and self-injectable medications taken by our patients concurrent with their in-office cancer therapies. Given the scale, breadth, and depth of our oncological expertise, TOI also contributes significantly to clinical research in the fields of oncology, hematology, and supportive medications and devices.
The Company has 121 oncologists and mid-level professionals across 67 clinic locations located within five states: California, Florida, Arizona, Oregon and Nevada. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements. However, the Company believes that the disclosures are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (of normal and recurring nature) considered necessary for fair presentation have been reflected in these interim statements. As such, the information included in the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes as of and for the year ended December 31, 2024, issued on March 26, 2025 in the Company's Annual Report on Form 10-K.
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
The Company holds variable interests in TOI PCs, which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of March 31, 2025, TOI held variable interests in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), The Oncology Institute OR, a Professional Corporation ("TOI OR"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 16, the noncontrolling shareholders hold nominal interests in the VIEs and do not participate in the income or loss of the VIEs.
Liquidity
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements for the three months ended March 31, 2025, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $39,739 and an accumulated deficit of $230,398 at March 31, 2025, and a net loss of $19,585 and net cash used in operating of $4,988 for the three months ended March 31, 2025. On February 26, 2025, the Company entered into an Amendment to the Facility Agreement (see Note 11 - Debt) in which the Company made a partial prepayment of approximately $20,000 together with accrued and unpaid interest. Among other items, the Amendment provided for the removal of the financial covenant that required the Company to hold at least $40,000 of cash and cash equivalents. Additionally, on March 24, 2025, the Company entered into a securities purchase agreement for a private placement that resulted in gross proceeds of approximately $16,500 to the Company before deducting placement agent fees and offering expenses (see Note 13 - Stockholders' Equity).
The Company has also taken a number of other actions to increase cash flow. As one of the Company’s strategic priorities in 2024 and beyond, the Company implemented initiatives to reduce costs and more effectively manage working capital, which resulted in a 11% reduction in SG&A expenses compared to the prior year same quarter (unaudited).
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
Segment Reporting
The Company presents the financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: patient services, dispensary, and clinical trials & other. Each of the operating segments is also a reporting segment as described further in Note 19.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates under different assumptions or conditions. Significant items subject to such estimates and assumptions include judgements related to fee-for-service ("FFS") revenue recognition, estimated FFS accounts receivable and the allowance for credit losses, and recoverability of long-lived and intangible assets, recoverability of goodwill, fair values of acquired identifiable assets and assumed liabilities in business combinations, fair value of intangible assets and goodwill, fair value of share-based compensation, fair value of liability classified instruments, and judgements related to deferred income taxes.
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company's Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Under the two-class method, basic and diluted net loss per share attributable to common stockholders is computed by dividing the basic and diluted net loss attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options, restricted stock units, Medical RSUs (defined in Note 14), earnout shares (defined in Note 14), public warrants, private placement warrants, and Senior Secured Convertible Notes (defined in Note 11).
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
The Company's fair value measurement methodology for cash and cash equivalents, accounts receivable, other receivables, and accounts payable approximates fair value because of the short maturity and high liquidity of these instruments. Fair value measurement of investment securities available for sale is based upon quoted prices from active markets, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation methodologies. Level 2 investment securities include US Treasuries purchased in the secondary market that use pricing inputs other than quoted prices in active markets and fair value is determined using pricing models or other valuation methodologies such as broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. Contingent considerations are valued using a present value factor using credit rating yields which are considered to be a Level 3 fair value measurement. Fair value measurements used for the goodwill and intangible assets are based on the discounted cash flow method within the income approach and guideline public company method to value the reporting units, which is considered to be a Level 3 fair value measurement. The unobservable inputs utilized in determining the fair value of goodwill based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant. Inputs used to calculate the fair value based on the market approach include the revenue and EBITDA multiples based on guidelines for similar publicly traded companies and recent transactions. Fair value measurements of derivative warrants liability are based on Binomial Lattice and Monte-Carlo Simulation Models, respectively, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the derivative warrants is the expected volatility of the common stock. Fair value measurements of the convertible note warrant and conversion option derivative liabilities are based on the Black-Derman-Toy model implemented in the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the convertible note warrant and conversion option derivative liabilities is the expected volatility of the common stock.
Cash and Cash Equivalents
Cash primarily consists of deposits with banking institutions. The Company considers all highly liquid investments that are both readily convertible into cash and mature within three months from the date of purchase to be cash equivalents.
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and payor type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024.
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
The Company performed a qualitative assessment for the three months ended March 31, 2025 and determined it was not necessary to perform the two-step quantitative analysis. The Company determined there was no impairment for the three months ended March 31, 2025.
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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures ("ASU 2023-09"). The new standard requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the year ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company adopted ASU 2023-09 as of December 31, 2024 with no material impact on the Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 requires footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-production activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will adopt ASU 2024-03 at the beginning of fiscal year 2027. The Company is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements

Note 3. Significant Risks and Uncertainties Including Business and Credit Concentrations
Credit Risk
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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Percentage of Patient Services Net Revenue:
Payor A	15%	15%
The concentration of gross receivables on a percentage basis for major payors at March 31, 2025 and December 31, 2024.

	March 31, 2024	December 31, 2024
Percentage of Gross Receivables of Patient Services Revenue:
Payor A	12%	N/A
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Percentage of Direct Costs:
Vendor A	99%	98%
The concentration of gross payables on a percentage basis for major payors at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Percentage of Gross Payables:
Vendor A	71%	65%

Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of March 31, 2025 and December 31, 2024 consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Oral drug accounts receivable (Dispensary)	$7,623	$6,371
Capitated accounts receivable (Patient Services)	3,883	3,695
FFS accounts receivable (Patient Services)	28,593	26,532
Clinical trials accounts receivable	1,830	1,863
Other trade receivables	7,391	9,874
Total	$49,320	$48,335
No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024.
As of January 1, 2024, the accounts receivable balance amounted to $42,360.
During the three months ended March 31, 2025 and 2024, the Company had no net bad debt recoveries and bad debt expense. Credit losses are a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended March 31,
	2025	2024
Patient services
Capitated revenue	$17,495	$17,667
FFS revenue	35,573	34,786
Subtotal	53,068	52,453
Dispensary revenue	49,293	39,679
Clinical research trials and other revenue	2,045	2,534
Total	$104,406	$94,666
Refer to Note 19 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of March 31, 2025, January 1, 2024, and December 31, 2024. Refer to Note 4 for accounts receivable as of March 31, 2025 and December 31, 2024.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of March 31, 2025 and December 31, 2024, contract liabilities amounted to $4,084 and $2,351, respectively. As of January 1,

2024, the contract liabilities amounted to $545. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to amounts not being material. During the periods ended March 31, 2025 and 2024, the Company recognized revenue of $0 and $545, respectively, related to deferred capitation revenue received (contract liability) as of the beginning of each respective period.
Remaining Unsatisfied Performance Obligations
The accounting terms for the Company’s patient services and dispensary contracts do not extend past a year in duration. Additionally, the Company applies the ‘as invoiced’ practical expedient to its clinical research contracts.
Note 6. Inventories
The Company purchases intravenous chemotherapy drugs and oral prescription drugs from various suppliers.
The Company’s inventories as of March 31, 2025 and December 31, 2024 were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Oral drug inventory	$5,790	$3,483
IV drug inventory	6,518	6,556
Total	$12,308	$10,039
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounts for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. The Company’s investments in marketable securities at March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$15,995	$—	$—	$15,995

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$38,657	$5	$—	$38,662

The contractual maturities of the Company's investments in cash equivalents and marketable securities as of March 31, 2025 and December 31, 2024 is as follows:

March 31, 2025 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$15,995	$—	$—	$15,995

December 31, 2024 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$38,662	$—	$—	$38,662
The Company recorded a net unrealized loss of $6 for the three months ended March 31, 2025. At March 31, 2025, one security was in an unrealized loss position.
Accrued interest receivable on cash equivalents and marketable securities was $38 and $37, respectively, at March 31, 2025 and December 31, 2024, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$15,995	$—	$15,995	—
Financial liabilities:
Derivative warrant liabilities	$59	$—	$59	$—
Conversion option derivative liabilities	3,694	—	—	3,694
There were no transfers between levels for the three months ended March 31, 2025 and twelve months ended December 31, 2024.

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$38,662	$—	$38,662	$—
Financial liabilities:
Derivative warrant liabilities	$17	$—	$17	$—
Conversion option derivative liabilities	385	—	—	385
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
The Company measures goodwill at fair value on a nonrecurring basis and classifies goodwill within Level 3 of the fair value hierarchy. It was concluded in connection with the preparation of these financial statements that, based on the results of our most recent qualitative assessment performed for the three months ended March 31, 2025, there was no impairment of goodwill recorded for the three months ended March 31, 2025.
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis at March 31, 2025:

(in thousands)	Conversion Option Derivative Liabilities
Balance at December 31, 2023	3,082
Decrease in fair value included in other expense	(2,697)
Balance at December 31, 2024	$385
Change in fair value included in other expense	3,309
Balance at March 31, 2025	$3,694
As of March 31, 2025 and December 31, 2024, the conversion option derivative was valued using a Binomial Lattice, which is considered to be a Level 3 fair value measurement. A summary of the level 3 fair value measurements inputs used in the valuations is as follows:

	March 31, 2025
	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liabilities
Unit price	$1.14	$1.14
Term (in years)	2.36	2.36
Volatility	120.00%	120.00%
Risk-free rate	3.89%	3.89%
Dividend yield	—	—
Cost of equity	—	—

	December 31, 2024
	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$0.31	$0.31
Term (in years)	2.60	2.60
Volatility	112.80%	112.80%
Risk-free rate	4.20%	4.20%
Dividend yield	—	—
Cost of equity	—	—
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

Note 8. Property and Equipment, Net
The Company accounts for property and equipment at historical cost less accumulated depreciation.
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	March 31, 2025	December 31, 2024
Computers and software	60 months	$3,889	$3,814
Office furniture	84 months	790	786
Leasehold improvements	Shorter of lease term or estimated useful life	12,572	12,502
Medical equipment	60 months	1,446	1,445
Construction in progress		196	106
Finance lease ROU assets	Shorter of lease term or estimated useful life	207	207
Less: accumulated depreciation		(7,984)	(6,972)
Total property and equipment, net		$11,116	$11,888
Depreciation expense for the three months ended March 31, 2025 and 2024 was $1,011 and $715, respectively.
Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Compensation, including bonuses, fringe benefits, and payroll taxes	$6,986	$6,975
Contract liabilities	4,084	2,351
Directors and officers insurance premiums	544	770
Deferred acquisition and contingent consideration	143	180
Accrued interest	849	1,136
Repayments on advances	3,198	3,198
Other liabilities	7,630	6,483
Total accrued expenses and other current liabilities	$23,434	$21,093
Contract liabilities as of March 31, 2025 and December 31, 2024 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
Pursuant to the Business Combination, the Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $844 financing arrangement in November 2024 with a maturity date of October 2025 at 7.99% annual interest rate to pay 11 monthly principal payments of approximately $80 in premiums for directors’ and officers’ (“D&O”) insurance coverage through November 2025 to protect against such losses on November 12, 2021. The principal outstanding balance was $544 and $770 as of March 31, 2025 and December 31, 2024, respectively.
Note 10. Leases
The Company leases clinics, office buildings, and certain equipment under noncancellable financing and operating lease agreements that expire at various dates through June 2033.
The initial terms of operating leases range from 1 to 10 years and certain leases provide for free rent periods, periodic rent increases, and renewal options. Monthly payments for these leases range from $0 to $64. All lease agreements generally require the Company to pay maintenance, repairs, property taxes, and insurance costs, which are generally variable amounts based on actual costs incurred during each applicable period.

The Company has determined that periods covered by options to extend the Company's leases are excluded from the lease terms as it is not reasonably certain the Company will exercise such options.
Lease Expense
The components of lease expense were as follows for the three months ended March 31, 2025 and 2024:

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease costs:	$2,268	$1,988
Finance lease costs:
Amortization of ROU asset	$10	$10
Interest expense	$2	$2
Other lease costs:
Short-term lease costs	$3	$—
Variable lease costs	$482	$361
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to March 31, 2025 are as follows:

(in thousands)	Operating Leases	Finance Leases
2025 (remaining nine months)	$6,349	$30
2026	8,057	39
2027	6,919	29
2028	4,892	—
2029	3,390	—
Thereafter	3,556	—
Total future lease payment	$33,163	$98
Less: amount representing interest	(4,751)	(7)
Present value of future lease payment (lease liabilities)	$28,412	$91
Reported as:
Lease liabilities, current	$6,816	$36
Lease liabilities, noncurrent	21,596	55
Total lease liabilities	$28,412	$91
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (in years)
Operating	4.48	5.14
Finance	2.44	3.29
Weighted-average discount rate
Operating	6.62%	6.54%
Finance	6.69%	6.50%

Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the three months ended March 31, 2025 and 2024.

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$2,205	$2,042
Financing cash payments for finance leases	12	—
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$(37)	$99
Finance leases	—	—
Lease Modifications
During, the three months ended March 31, 2025 and 2024, the Company had no lease modifications.
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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain a minimum net quarterly revenues of $75,000 during fiscal year 2024 and $100,000 during fiscal year 2025 and thereafter. Additionally, the registration rights agreement between the Company and certain stockholders entered into in connection with the Business Combination requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of December 31, 2024.
On February 26, 2025, the Company, the Lenders, and the Agent, entered into the Limited Consent and Amendment No. 1 to Facility Agreement (the “Consent and Amendment”), which amended the Facility Agreement, dated as of August 9, 2022. The Consent and Amendment, among other things, provided for (i) Lenders’ consents to the waiver of certain restrictions imposed by the Facility Agreement regarding the issuance and sale of the Company’s equity and equity-linked securities, (ii) the removal of a financial covenant that required the Company to hold at least $40,000 of cash or cash equivalents in accounts that were subject to control agreements in favor of the Agent, (iii) amendment and restatement of the Company’s financial reporting covenant under the Facility Agreement in its entirety, and (iv) granting participation rights permitting the Lenders to purchase common stock and/or warrants exercisable for common stock in up to two equity offerings that occur by no later than the one-year anniversary of the modification date (“Participation Rights”). The Consent and Amendment was accounted for as a debt modification in accordance with ASC 470.

In connection with the Consent and Amendment, the Company executed the Optional Redemption feature (as described below) and made a partial prepayment of the Senior Secured Convertible Notes issued pursuant to the Facility Agreement in an aggregate principal amount of approximately $20,000 together with accrued and unpaid interest thereon. As part of the prepayment, the Lenders also waived any and all Make Whole Amounts that would otherwise be due and owing thereto under the Facility Documents in respect of the prepayment. As a result of the prepayment, the Company recognized a loss on extinguishment of debt within interest expense of $2,900 during the quarter ended March 31, 2025, which consisted of a proportionate write-off of unamortized financing costs related to the Facility Agreement.

Additionally, in connection with the Private Placement (described in Note 13. Stockholders’ Equity) certain Lenders exercised their Participation Rights and entered into an exchange agreement pursuant to which such Lenders agreed to exchange approximately $4,100 aggregate principal amount of the Company’s Senior Secured Convertible Notes for 37,232.83 shares of common-equivalent Preferred Stock (convertible into 3,723,283 shares of Common Stock) and warrants to purchase 1,861,642 shares of Common Stock at the same prices being paid by the investors in the Private Placement. The fair value of the common-equivalent Preferred Stock and warrants issued was $4,100. The exchange was accounted for as a partial debt extinguishment under ASC 470. As a result, the Company recognized a loss on extinguishment of debt within interest expense of $600 during the quarter ended March 31, 2025, which consisted of a proportionate write-off of unamortized financing costs related to the Facility Agreement.
The Company was in compliance with the amended covenants of the Facility Agreement as of March 31, 2025.

Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of a predefined formula, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of March 31, 2025. No Conversion Shares were issued as of March 31, 2025.
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
As of March 31, 2025 and December 31, 2024, there were 11,494,684 and 12,839,967 Convertible Note Warrants outstanding, respectively.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 2.36 years remain).
The total issuance costs of $4,924 were allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 2.36 remain).

Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of March 31, 2025 and December 31, 2024 consists of the following:

(in thousands)	March 31, 2025	December 31, 2024
Senior Secured Convertible Note, due August 9, 2027	$85,888	$110,000
Less: Unamortized debt issuance costs	1,586	2,211
Less: Unamortized debt discount	10,408	14,658
Long-term debt, net of unamortized debt discount and issuance costs	$73,894	$93,131
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the three months ended March 31, 2025 and 2024, the effective yield was 10.64% and 13.38%, respectively. The amount of debt issuance costs included in interest expense for the three months ended March 31, 2025 and 2024 was $4,874 and $1,559, respectively. The Company had interest expense of $1,015 and $1,100 on the Facility Agreement term loan for the three months ended March 31, 2025 and 2024, respectively. There was $849 and $1,100 accrued interest as of March 31, 2025 and 2024, respectively. There was $1,136 accrued interest as of December 31, 2024.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Additionally, the Lenders' Agent holds shares of common and preferred stock within the Company as of March 31, 2025, and December 31, 2024.

Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of March 31, 2025:

(in thousands)
2025 (remaining nine months)	$—
2026	—
2027	85,888
Total debt	$85,888
Note 12. Income Taxes
The Company recorded income tax expense of $0 for the three months ended March 31, 2025 and 2024. The Company's effective tax rate was 0.00% for the three months ended March 31, 2025 and 2024.
The Company's effective tax rate for the three months ended March 31, 2025 was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the change in the valuation allowance, partially offset by non-deductible expenses.
Note 13. Stockholders' Equity
Common Stock
As of March 31, 2025, there were 90,661,800 shares issued and 88,928,026 shares outstanding of common stock. As of December 31, 2024, there were 77,470,886 shares issued and 75,737,112 shares outstanding of common stock.
Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.

Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of March 31, 2025 and December 31, 2024.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. As of March 31, 2025 and December 31, 2024, there were 202,278 shares and 165,045 of preferred stock outstanding, respectively.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of March 31, 2025.
Assumed Public Warrants and Private Placement Warrants
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of March 31, 2025, there are 5,749,986 public warrants outstanding and 2,187,283 private placement warrants outstanding.
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
Private Placement Offering and Exchange Agreement
On March 24, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors for a private placement that resulted in gross proceeds of approximately $16,500 before deducting placement agent fees and offering expenses (the “PIPE”). Pursuant to the terms of the Securities Purchase Agreement, the Company issued to purchasers in the PIPE units consisting of two shares of common stock (or pre-funded warrants in lieu thereof) and common warrants to purchase one share of common stock (or pre-funded warrants) of the Company at a price of $2.2084 per unit (or $2.2082 in the case of units consisting of prefunded warrants). As a result of the PIPE the Company issued an aggregate of: (i) 12,006,510 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) pre-funded warrants (the “pre-funded Warrants”) to purchase up to an aggregate of 2,886,614 shares of common stock and (iii) accompanying common warrants (the “Common Warrants,”) to purchase up to an aggregate of 7,446,562 shares of common stock (collectively, the “PIPE”). In connection with the PIPE, certain Lenders under the Company’s Facility Agreement exercised their Participation Rights and entered into an exchange agreement pursuant to which such Lenders agreed to exchange approximately $4,100 aggregate principal amount of the Company’s senior secured convertible notes for 37,232.83 shares of common-equivalent preferred stock (convertible into 3,723,283 shares of common stock) and Common Warrants to purchase 1,861,642 shares of common stock. The exercise price and terms of these Common Warrants mirror the terms of the Common Warrants offered to investors in the PIPE.
The pre-funded Warrants have an exercise price of $0.0001 per share, and the Common Warrants have an exercise price of $1.1980 per share. The pre-funded Warrants and Common Warrants are subject to customary anti-dilution adjustments following certain events. The pre-funded Warrants and Common Warrants are exercisable at any time by the holder on a cash or cashless basis until the respective warrants are registered, provided that the holder may not exercise the warrants if the holder would own more than 4.9% of the Company immediately following the exercise. The warrants are equity classified in accordance with ASC 815-40.

As of March 31, 2025, all of the Exchange Warrants, Common Warrants, and pre-funded Warrants issued were still outstanding.

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
As of March 31, 2025, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 3,109,963. There were no Stock Options granted for the three months ended March 31, 2025 and 2024.

Stock option activity during the three months ended March 31, 2025 and 2024 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2025	7,488,859	$1.67
Granted	—	—
Exercised	(160,537)	0.85
Forfeited	(130,500)	1.67
Expired	(77,469)	2.58
Balance at March 31, 2025	7,120,353	$1.68	6.01	$1,634
Vested Options Exercisable at March 31, 2025	5,612,075	$1.57	5.32	$1,469

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2024	8,525,262	$1.74
Granted	—	—
Exercised	(84,649)	0.86
Forfeited	(59,776)	1.38
Expired	—	—
Balance at March 31, 2024	8,380,837	$1.76	6.80	$5,006
Vested Options Exercisable at March 31, 2024	5,178,613	$1.49	6.04	$3,295
Total share-based compensation expense related to stock options during the three months ended March 31, 2025 and 2024 was $106 and $2,507, respectively. The total intrinsic value of options exercised during three months ended March 31, 2025 and 2024, was $176 and $161, respectively.
At March 31, 2025, there was $711 of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.62 years as of March 31, 2025. During the three months ended March 31, 2025, the Company received $136 in cash and $40 tax benefit from the stock options exercised. The total fair value of common shares vested during the three months ended March 31, 2025 and 2024 was $160 and $1,041, respectively.
Restricted Stock Units (“RSUs”)
The Company’s has 4,126,042 and 1,509,737 RSU’s outstanding as of March 31, 2025 and December 31, 2024, respectively. The RSU’s are service vesting and are valued based on the fair value of the Company’s common stock at the date of grant. The weighted-average grant date fair values of the RSUs granted during three months ended March 31, 2025 and 2024, were determined to be $1.14 and $2.14, respectively, based on the fair value of the Company’s common stock at the grant date.

A summary of the activity for the RSUs for the three months ended March 31, 2025 and 2024, respectively, are shown in the following table:

	Three Months Ended March 31,
	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,509,737	$0.94	2,176,422	$3.50
Granted	3,815,213	1.14	6,787	2.14
Vested	(1,072,022)	1.10	(83,020)	10.90
Forfeited	(126,886)	0.71	(123,783)	6.71
Unvested at end of year	4,126,042	$1.09	1,976,406	$2.98
The total share-based compensation expense related to RSUs was $215 and $1,545, respectively, during the three months ended March 31, 2025 and 2024 related to the RSUs.
As of March 31, 2025 there was $4,104 of unrecognized compensation expense related to the RSUs and RSAs that are expected to vest. That cost is expected to be recognized over a weighted average period of 3.34 years as of March 31, 2025.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of TOI to issue RSUs of the Company (“Medical RSUs”). Vesting on each annual Medical RSU award is dependent on the participant performing a specified minimum number of service hours during the calendar year (“One-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first quarter of the calendar year following the one-Year Term. During the three months ended March 31, 2025 and 2024, 997,806 and zero Medical RSU awards were granted, respectively. Medical RSU awards for 2024 were granted in May 2024.
The number of Medical RSUs granted to each such participant is determined by the fair market value of the Company's stock price at the grant date and vest immediately. There were no unvested equity-classified Medical RSU awards outstanding as of March 31, 2025 or March 31, 2024.

A summary of the activity for the equity-classified Medical RSUs for the three months ended March 31, 2025 and 2024, respectively, is shown in the following table:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	—	—
Granted	997,806	—
Vested	(997,806)	—
Forfeited	—	—
Balance at end of period	—	—
Total compensation costs for Medical RSUs was $1,137 and $0 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, all Medical RSUs had vested.
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

A summary of the activity for the Employees Earnout Shares for the three months ended March 31, 2025 and 2024 is shown in the following table:

	Three Months Ended March 31,
	2025	2024
Outstanding at beginning of period	—	1,401,064
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at end of period	—	1,401,064
The total share-based compensation expense during the three months ended March 31, 2025 and 2024 was $0 and $35, related to the Employees Earnout Shares, respectively.
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
Indemnities
The Company’s Amended and Restated Certificate of Incorporation and amended and restated bylaws require it, among other things, to indemnify any director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines, and settlements, paid by the individual in connection with any action, suit, or proceeding arising out of the individual’s status or service as its director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessor in connection with its facility lease for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments it could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of March 31, 2025 and December 31, 2024.
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

(in thousands)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$661	$2,354
Accounts receivable, net	49,284	48,298
Other receivables	129	129
Inventories	12,308	10,039
Prepaid expenses and other current assets	1,641	1,591
Total current assets	64,023	62,411
Property and equipment, net	54	64
Other assets	555	553
Intangible assets, net	4,936	5,097
Goodwill	2,679	2,679
Total assets	$72,247	$70,804

(in thousands)	March 31, 2025	December 31, 2024
Liabilities
Current liabilities:
Accounts payable	$25,126	$21,507
Accrued expenses and other current liabilities	15,936	13,912
Amounts due to affiliates	235,988	238,577
Total current liabilities	277,050	273,996
Other non-current liabilities	6	5
Deferred income taxes liability	—	—
Total liabilities	$277,056	$274,001
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL. TOI OR and TOI TX, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA, TOI FL, TOI OR or TOI TX, however.
Note 17. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill.
Intangible Assets
As of March 31, 2025, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(12,564)	$9,627
Trade names	10 years	6,650	(3,410)	3,240
Clinical contracts and noncompete agreements	8 years	3,191	(2,022)	1,169
Total intangible assets		$32,032	$(17,996)	$14,036
As of December 31, 2024, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(12,054)	$10,137
Trade names	10 years	6,650	(3,247)	3,403
Clinical contracts and noncompete agreements	8 years	3,191	(1,921)	1,270
Total intangible assets		$32,032	$(17,222)	$14,810

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of March 31, 2025 is as follows:

(in thousands)	Amount
Year ending December 31:
2025 (remaining nine months)	$2,317
2026	3,060
2027	2,933
2028	2,828
2029	463
Thereafter	2,435
Total	$14,036
The aggregate amortization expense during the three months ended March 31, 2025 and 2024 was $773 and $774, respectively.
Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of March 31, 2025 and December 31, 2024 is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Patient services	$2,679	$2,679
Dispensary	4,551	4,551
Clinical trials & other	—	—
Total goodwill	$7,230	$7,230
There was $7,230 of goodwill for the three months ended March 31, 2025 and for the year ended December 31, 2024, respectively.
The accumulated goodwill impairment for patient services was $26,179 as of March 31, 2025, December 31, 2024 and January 1, 2024. The accumulated goodwill impairment for clinical trials & others was $632 as of March 31, 2025 and December 31, 2024. There was no accumulated goodwill impairment for dispensary as of March 31, 2025, December 31, 2024 and January 1, 2024.
Note 18. Net Loss Per Share
The following table sets forth the computation of the Company's basic and diluted net loss per share to common stockholders for the three months ended March 31, 2025 and 2024.

(in thousands, except share data)	Three Months Ended March 31,
	2025	2024
Net loss attributable to TOI	$(19,585)	$(19,889)
Less: Deemed dividend	—	—
Net loss attributable to TOI available for distribution	(19,585)	(19,889)
Net loss attributable to participating securities, basic and diluted	(3,510)	(3,617)
Net loss attributable to common stockholders, basic and diluted	$(16,075)	$(16,272)
Weighted average common shares outstanding, basic and diluted	77,098,825	74,234,287
Net loss income per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.22)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2025	2024
Convertible note	11,494,684	12,839,967
Stock options	7,120,353	8,380,837
RSUs	4,126,042	1,976,406
Earnout Shares	—	1,401,064
Public Warrants	5,749,986	5,749,986
Private Warrants	2,187,283	3,177,542
Common Warrants in connection with private placement	7,446,562	—
Note 19. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended March 31,
	2025	2024
Revenue
Patient services	$53,068	$52,453
Dispensary	49,293	39,679
Clinical trials & other	2,045	2,534
Consolidated revenue	$104,406	$94,666

Direct costs
Intravenous (IV) drug costs	$31,413	$32,724
Clinician salaries and benefits	14,074	15,461
Medical supplies and other	1,593	1,312
Total patient services (A)	$47,080	$49,497
Dispensary (B)	39,863	32,809
Clinical trials & other (C)	214	391
Total segment direct costs	$87,157	$82,697
Depreciation expense
Patient services	$755	$515
Dispensary	32	31
Clinical trials & other	2	—
Total segment depreciation expense	$789	$546

Amortization of intangible assets
Patient services	$718	$718
Clinical trials & other	55	55
Total segment amortization	$773	$773

Operating income
Patient services	$4,515	$1,723
Dispensary	9,398	6,839
Clinical trials & other	1,774	2,088

(in thousands)	Three Months Ended March 31,
	2025	2024
Total segment operating income	$15,687	$10,650
Other items not allocated to segments:
Selling, general and administrative expense	$25,376	$28,452
Non-segment depreciation and amortization	222	170
Total consolidated operating loss	$(9,911)	$(17,972)
Interest expense, net	5,570	1,985
Change in fair value of derivative warrant liabilities	43	—
Change in fair value of conversion option derivative liabilities	3,309	—
Other, net	752	(68)
Consolidated loss before provision for income taxes	$(19,585)	$(19,889)

(in thousands)	March 31, 2025	December 31, 2024
Assets
Capitated accounts receivable	$3,883	$3,695
FFS accounts receivable	28,593	26,532
IV drug inventory	6,518	6,556
Other assets	26,760	31,667
Patient services	65,754	68,450

Oral drug accounts receivable	7,623	6,371
Oral drug inventory	5,790	3,483
Other assets	3,328	4,574
Dispensary	16,741	14,428

Clinical trials & other	8,001	7,974
Non-segment assets	73,506	81,865
Total assets	$164,002	$172,717
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

Note 20. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees and expenses. Related party payments for the three months ended March 31, 2025 and 2024 were as follows:

(in thousands)		Three Months Ended March 31,
	Type	2025	2024
Karen M Johnson	Board Fees	19	19
Anne M. McGeorge	Board Fees	19	19
Mohit Kaushal	Board Fees	19	19
Maeve O'Meara Duke	Board Fees	—	19
M33 Growth LLC (Gabe Ling)	Board Fees	20	21
Mark L. Pacala	Board Fees	19	19
Brad Hively	Board Fees	19	19
Total		$115	$135
There are no outstanding related party balances at March 31, 2025 and December 31, 2024, other than the debt balance (See Note 11).
Note 21. Subsequent Events
On March 31, 2025, the Company entered into a Research Services Agreement "RSA" with Helios CR, Inc. (Helios), effective May 5, 2025, in which the Clinical Trials segment will be operated by Helios in its entirety under a profit sharing arrangement with the Company. As part of the RSA, there is a Transition Services Agreement, in which certain administrative and professional services are provided by Helios for a certain period of time. Additionally, the Company will pay a management fee to Helios on an periodic basis for certain shared services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the unaudited condensed consolidated financial statements and the related notes that are included elsewhere in this Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" (Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 26, 2025. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.
Unless the context dictates otherwise, references in this Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to The Oncology Institute, Inc., a Delaware corporation (“TOI”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
Overview
The Oncology Institute, Inc. (“TOI”), originally founded in 2007, is a leading, national platform delivering integrated direct care and cost management to patients and payors who are experiencing or managing members undergoing treatment for cancer and other complex medical conditions.
Through wholly-owned subsidiaries and affiliated entities, TOI operates combined community clinics and infusion suites staffed with providers who administer latest-generation cancer treatments including chemotherapy, immunotherapy, oncolytics, and radiation oncology. Additionally, TOI provides coordinated case management, drug formulary management, and fully-delegated networks of care providers, all of which we use to drive improved treatment outcomes at the lowest possible cost to our patients and payors. Additionally, TOI operates a specialty pharmacy that includes both in-office and mail-order dispensing for complementary oral and self-injectable medications taken by our patients concurrent with their in-office cancer therapies. Given the scale, breadth, and depth of our oncological expertise, TOI also contributes significantly to clinical research in the fields of oncology, hematology, and supportive medications and devices.
The Company has 121 oncologists and mid-level professionals across 67 clinic locations located within five states: California, Florida, Arizona, Oregon and Nevada. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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

	Three Months Ended March 31,
	2025	2024
Revenue
Patient services	50.8%	55.4%
Dispensary	47.2%	41.8%
Clinical trials & other	2.0%	2.7%
Total operating revenue	100.0%	99.9%
Operating expenses
Direct costs – patient services	45.1%	52.3%
Direct costs – dispensary	38.2%	34.7%
Direct costs – clinical trials & other	0.2%	0.4%
Goodwill impairment charges	0.0%	—%
Selling, general and administrative expense	24.3%	30.1%
Depreciation and amortization	1.7%	1.6%
Total operating expenses	109.5%	119.1%
Loss from operations	(9.5)%	(19.2)%
Other non-operating expense (income)
Interest expense, net	5.3%	2.1%
Change in fair value of conversion option derivative liabilities	3.2%	—%
Other, net	0.7%	(0.1)%
Total other non-operating loss	9.2%	2.0%
Loss before provision for income taxes	(18.7)%	(21.2)%
Income tax expense	—%	—%
Net loss	(18.7)%	(21.2)%

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Patient services	$53,068	$52,453	$615	1.2%
Dispensary	49,293	39,679	9,614	24.2%
Clinical trials & other	2,045	2,534	(489)	(19.3)%
Total operating revenue	$104,406	$94,666	$9,740	10.3%
Patient services
The increase in patient services revenue was primarily due to a 1.4% increase in FFS revenue as well as a 0.8% increase in capitation revenue due to new capitation contracts and net new membership in existing contracts that more than offset two terminated contracts, offset by a 1.1% decrease in profit-sharing contract revenue.
Dispensary
The increase in dispensary revenue was primarily due to a 32.2% increase in the number of fills due to the continued growth in the attachment of prescriptions to our patient visits, offset by a 6.0% decrease in the average revenue per fill.
Clinical trials & other
The decrease in clinical trials and other revenue was due to a decrease in both clinical trials and other revenue, compared to the three months ended March 31, 2024. The decrease in other revenue was primarily due to lower gain-sharing under certain shared savings arrangements TOI is party to.
Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Direct costs – patient services	$47,080	$49,497	$(2,417)	(4.9)%
Direct costs – dispensary	39,863	32,809	7,054	21.5%
Direct costs – clinical trials & other	214	391	(177)	(45.3)%
Selling, general and administrative expense	25,376	28,452	(3,076)	(10.8)%
Depreciation and amortization	1,784	1,489	295	19.8%
Total operating expenses	$114,317	$112,638	$1,679	1.5%
Patient services cost
The decrease in patient services cost was primarily due to a 1.7% decrease in intravenous drug costs, driven by the Company's patient mix and volume, as well as 2.6% decrease in clinical payroll costs as the Company adjusts physician compensation to better match performance, as well as increases use of advanced practice providers which results in a more efficient labor mix.
Dispensary cost
The increase in dispensary cost was primarily due to a 32.2% increase in the number of prescriptions filled offset by a 8.1% decrease in the average cost of the prescriptions filled.
Selling, general and administrative expense
The decrease in selling, general and administrative expense was primarily driven by a decrease in share-based compensation expense of 64.3%, a decrease of non-clinical payroll of 3.4%, a decrease in professional fees of 0.4%, and a decrease in insurance of 0.6%, offset by a 2.6% increase to office expenses and supplies related to the continued growth of our business.

Other Non-Operating Expense (Income)

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Interest expense, net	$5,570	$1,985	$3,585	180.6%
Change in fair value of derivative warrant liabilities	43	—	43	—%
Change in fair value of conversion option derivative liabilities	3,309	—	3,309	100.0%
Other, net	752	(68)	820	(1205.9)%
Total other non-operating loss	$9,674	$1,917	$7,757	404.6%
Interest expense, net
The increase in interest expense was primarily the result of a prepayment related to the Senior Secured Convertible Note in which the Company recognized a loss of extinguishment of debt of $2,900 during the first quarter of 2025, offset by accretion related to marketable treasury securities.
Change in fair value of liabilities
The increase in the fair value of liabilities was primarily due to a $3,309 unfavorable increase in the fair value of conversion option derivative liabilities for the three months ended March 31, 2025, compared to zero change in the fair value of the derivative warrant and conversion option derivative liabilities for the three months ended March 31, 2024.
Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2025	2024
Clinics (1)	81	87
Markets	18	14
Lives under value-based contracts (millions)	1.9	2.0
Adjusted EBITDA (in thousands) (2)	$(5,109)	$(10,940)
(1)     Includes independent oncology practices to which we provide limited management services, but do not bear the operating costs.
(2) Adjusted EBITDA is a "non-GAAP" financial measure within the meaning of Item 10 of Regulation S-K promulgated by the SEC. The Company defines Adjusted EBITDA as net income (loss) adjusting for:
•Depreciation and amortization,
•Interest expense, net,
•Tax payments and penalties
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

The following tables provide a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Net loss	$(19,585)	$(19,888)	$303	(1.5)%
Depreciation and amortization	1,784	1,489	295	19.8%
Interest expense, net	5,570	1,985	3,585	180.6%
Non-cash addbacks(1)	(163)	(39)	(124)	317.9%
Share-based compensation	1,458	4,087	(2,629)	(64.3)%
Changes in fair value of liabilities	3,352	—	3,352	100.0%
Unrealized (gains) losses on investments	6	(82)	88	(107.3)%
Post-combination compensation expense(2)	13	130	(117)	(90.0)%
Consulting and legal fees(3)	332	176	156	88.6%
Infrastructure and workforce costs(4)	2,124	1,185	939	79.2%
Transaction costs(5)	—	18	(18)	(100.0)%
Adjusted EBITDA	$(5,109)	$(10,940)	$5,831	(53.3)%
(1)    During the three months ended March 31, 2025, non-cash addbacks was primarily comprised of non-cash rent of $163. During the three months ended March 31, 2024, non-cash addbacks were primarily comprised of net credit losses of $12 and non-cash rent of $(51).
(2)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(3)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain advisory projects during the three months ended March 31, 2025. During the three months ended March 31, 2024, these fees related to advisory projects and software implementations.
(4)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $277 and $376, software implementation fees of $0 and $16, severance expenses resulting from cost rationalization programs of $140 and $10, temporary labor of $180 and $252 and legal fees related to infrastructure build out of $782 and $529 during the three months ended March 31, 2025 and 2024, respectively.
(5)    Transaction costs incurred during the three months ended March 31, 2024 were comprised of consulting, legal, administrative and regulatory fees associated with non-recurring due diligence projects.

Liquidity and Capital Resources
General
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements for the three months ended March 31, 2025, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $39,739 and an accumulated deficit of $230,398 at March 31, 2025, and a net loss of $19,585 and net cash used in operating of $4,988 for the three months ended March 31, 2025. In February 2025, the Company entered into an Amendment to the Facility Agreement (see Note 11 - Debt) in which the Company made a partial prepayment of approximately $20,000 together with accrued and unpaid interest. Among other items, the Amendment provided for the removal of the financial covenant that required the Company to hold at least $40,000 of cash and cash equivalents in accounts that are subject to control agreements in favor of the Agent. Additionally, on March 24, 2025, the Company entered into a securities purchase agreement for a private placement that resulted in gross proceeds of approximately $16,500 to the Company before deducting placement agent fees and offering expenses (see Note 13 - Stockholders' Equity). Additionally, the Company's lender and existing investor, entered into an exchange agreement, in which approximately $4,100 aggregate principal amount of the Company's senior secured convertible notes was exchanged for common-equivalent preferred stock and warrants for common stock.
The Company has also taken a number of other actions to increase cash flow. As one of our strategic priorities in 2024 and beyond, the Company implemented an initiative to eliminate cash burn. Due to efforts towards working capital management that saw improvements across receivables, inventory, and payables, the Company was able to improve cash flow from operations of approximately $9,800 from the fourth quarter of 2024 to the current quarter. Additionally, we generated an 11% reduction in SG&A expenses compared to the prior year same quarter directly as a result of our ongoing efforts to streamline operations, improve efficiency, and optimize our overhead resourcing.
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

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Net cash and cash equivalents used in operating activities	$(4,988)	$(15,883)	$10,895	(69)%
Net cash and cash equivalents (used in) provided by investing activities	(202)	19,388	(19,590)	(101)%
Net cash and cash equivalents used in financing activities	(4,740)	(938)	(3,802)	405%
Net (decrease) increase in cash and cash equivalents	$(9,930)	$2,567	$(12,497)	(487)%
Cash and cash equivalents at beginning of period	49,669	33,488	16,181	48%
Cash and cash equivalents at end of period	$39,739	$36,055	$3,684	10%
Operating Activities
Significant changes impacting net cash and cash equivalents used in operating activities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 were as follows:
•Increase in amortization of debt issuance cost and debt discount of $3,315 due to the decrease of the convertible note principal in connection with the debt amendment and exchange agreement;

•Increase in loss of $3,352 related to the change in the fair value of liabilities for the three months ended March 31, 2025 with no change occurring in the same quarter prior year;
•Share based compensation for the three months ended March 31, 2025 decreased by $2,629 compared to the three months ended March 31, 2024;
•Cash used by accounts receivable increased $15,415 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to improvements in revenue cycle management in the current quarter and overall delays in the collection of accounts receivable in the same quarter prior year; and
•Cash provided by accounts payable, accrued expenses and income taxes payable decreased by $4,101 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to working capital management; and
Investing Activities
Net cash provided by investing activities decreased $19,590 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to the increase in sales of marketable securities of $19,998 during the same period in the prior year, which did not occur in the current quarter.
Financing Activities
Net cash used in financing activities increased $3,802 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to principal payments on the convertible note of $20,000, partially offset by proceeds from the private placement offering of $15,359 during the three months ended March 31, 2025.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of debt servicing requirements, operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of March 31, 2025.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2025	2026-2027	2028-2029	Thereafter	Total
Convertible note[1]	$2,605	$92,349	$—	$—	$94,954
Operating leases	6,349	14,976	8,282	3,556	33,163
Deferred acquisition and contingent consideration	143	—	—	—	143
Other[2]	589	68	—	—	657
Total material cash requirements	$9,686	$107,393	$8,282	$3,556	$128,917
(1)    Includes principal and interest payments due.
(2)    Other is comprised of finance leases and D&O insurance premiums.

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
Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q. We believe that the following accounting policies reflects the most critical judgments and estimation uncertainty used in the preparation of our Condensed Consolidated Financial Results.
Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. The Company holds variable interests in the TOI PCs, comprised of TOI CA, TOI FL, TOI OR and TOI TX all of which the Company cannot legally own due to jurisdictional laws governing the corporate practice of medicine. The TOI PCs employ physicians and other clinicians in order to provide professional services to patients of our managed clinics, and under substantially similar MSAs, we serve as the exclusive manager and administrator of the TOI PCs’ non-medical functions and services. The TOI PCs are considered variable interest entities (“VIEs”) as they do not have sufficient equity to finance their activities without additional financial support from the Company. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power), and (2) the obligation to absorb the losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power to control all financial activities of the TOI PCs, the rights to receive substantially all benefits from the VIEs, and consequently consolidates the TOI PCs. Revenues, expenses, and income along with the balance sheet accounts from the TOI PCs are included in the consolidated amounts as presented on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.
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
Interest Rate Risk
We held cash and cash equivalents of $39,739 as of March 31, 2025, consisting of bank deposits and Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in our internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2025, no director or officer adopted or terminated:

(i) Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and

(ii) Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.1	March 25, 2025
3.5	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.2	March 25, 2025
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
4.5	Form of pre-funded Warrant	8-K	001-39248	4.1	March 25, 2025
4.6	Form of Common Warrant	8-K	001-39248	4.2	March 25, 2025
4.7	Form of Deerfield Common Warrant	8-K	001-39248	4.3	March 25, 2025
10.1	Limited Consent and Amendment No. 1 to Facility Agreement, dated as of February 26, 2025, by and among The Oncology Institute, Inc., the other loan parties party thereto, the lenders party thereto and Deerfield Partners, L.P.	8-K	001-39248	10.1	February 26, 2025
10.2	Securities Purchase Agreement, dated March 24, 2025, by and among The Oncology Institute, Inc. and the purchasers party thereto	8-K	001-39248	10.1	March 25, 2025
10.3	Exchange Agreement, dated March 24, 2025, by and among The Oncology Institute, Inc., Deerfield Private Design Fund V, L.P., Deerfield Private Design Fund IV, L.P. and Deerfield Partners, L.P.	8-K	001-39248	10.2	March 25, 2025

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.4	Registration Rights Agreement, dated March 26, 2025, by and among The Oncology Institute, Inc. and the investors signatory thereto	8-K	001-39248	10.1	March 27, 2025
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on May 14, 2025.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Robert Carter
Robert Carter
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)