Form 10-Q
period 2025-06-30
Oncology Institute, Inc.
filed 2025-08-13
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 6, 2025, the registrant had 93,504,767 shares of common stock outstanding.

THE ONCOLOGY INSTITUTE, INC.
Form 10-Q
For the Period Ended June 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,292	$49,669
Accounts receivable, net	55,659	48,335
Other receivables	276	346
Inventories	15,786	10,039
Prepaid expenses and other current assets	2,779	4,029
Total current assets	104,792	112,418
Property and equipment, net	10,854	11,888
Operating right of use assets	23,887	25,782
Intangible assets, net	12,449	14,810
Goodwill	7,230	7,230
Other assets	586	589
Total assets	$159,798	$172,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,933	$24,324
Current portion of operating lease liabilities	6,953	6,798
Accrued expenses and other current liabilities	22,892	21,093
Total current liabilities	64,778	52,215
Operating lease liabilities	21,179	23,223
Derivative warrant liabilities	112	17
Conversion option derivative liabilities	7,681	385
Long-term debt, net of unamortized debt issuance costs	75,023	93,131
Other non-current liabilities	10	125
Deferred income taxes liability	—	32
Total liabilities	168,783	169,128
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity (deficit):
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 95,013,596 shares issued and 93,279,822 shares outstanding at June 30, 2025 and 77,470,886 shares issued and 75,737,112 shares outstanding at December 31, 2024	9	8
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 193,706 shares issued and outstanding at June 30, 2025 and 165,045 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	239,432	215,413
Treasury Stock at cost, 1,733,774 shares at June 30, 2025 and December 31, 2024	(1,019)	(1,019)
Accumulated deficit	(247,407)	(210,813)
Total stockholders’ equity (deficit)	(8,985)	3,589
Total liabilities and stockholders’ equity (deficit)	$159,798	$172,717

Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $84,385 and $70,804 as of June 30, 2025 and December 31, 2024, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $284,128 and $274,001 as of June 30, 2025 and December 31, 2024, respectively. See Note 16 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Patient services	$55,891	$52,461	$108,959	$104,914
Dispensary	62,573	44,440	111,866	84,119
Clinical trials & other	1,338	1,677	3,383	4,211
Total operating revenue	119,802	98,578	224,208	193,244
Operating expenses
Direct costs – patient services	51,150	46,522	98,230	96,019
Direct costs – dispensary	51,086	38,801	90,949	71,610
Direct costs – clinical trials & other	65	229	279	620
Selling, general and administrative expense	26,907	27,872	52,283	56,324
Depreciation and amortization	1,805	1,518	3,589	3,007
Total operating expenses	131,013	114,942	245,330	227,580
Loss from operations	(11,211)	(16,364)	(21,122)	(34,336)
Other non-operating expense (income)
Interest expense, net	1,870	2,118	7,440	4,103
Change in fair value of derivative warrant liabilities	53	(552)	96	(552)
Change in fair value of conversion option derivative liabilities	3,987	(2,568)	7,296	(2,568)
Other, net	19	117	771	49
Total other non-operating loss (income)	5,929	(885)	15,603	1,032
Loss before provision for income taxes	(17,140)	(15,479)	(36,725)	(35,368)
Income tax benefit (expense)	131	—	131	—
Net loss	$(17,009)	$(15,479)	$(36,594)	$(35,368)
Net loss attributable to common stockholders, basic and diluted	$(13,991)	$(12,679)	$(30,072)	$(28,953)
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.17)	$(0.35)	$(0.39)
Diluted	$(0.15)	$(0.17)	$(0.35)	$(0.39)
Weighted-average number of shares outstanding:
Basic	93,203,665	74,748,365	85,195,734	74,491,326
Diluted	93,203,665	74,748,365	85,195,734	74,491,326
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(US Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	77,470,886	$8	165,045	$—	$(1,019)	$215,413	$(210,813)	$3,589
Net loss	—	—	—	—	—	—	(19,585)	(19,585)
Issuance of common stock upon vesting RSUs	1,023,867	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	160,537	—	—	—	—	137	—	137
Issuance of common stock upon private placement, net	12,006,510	1	—	—	—	15,358	—	15,359
Issuance of preferred stock upon exchange of debt for equity	—	—	37,233	—	—	4,111	—	4,111
Share-based compensation expense	—	—	—	—	—	1,458	—	1,458
Balance at March 31, 2025	90,661,800	$9	202,278	$—	$(1,019)	$236,477	$(230,398)	$5,069
Net loss	—	—	—	—	—	—	(17,009)	(17,009)
Issuance of common stock upon vesting RSUs	642,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	2,484,480	—	—	—	—	2,203	—	2,203
Issuance of common stock upon exercise of warrants	368,096	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	857,200	—	(8,572)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	752	—	752
Balance at June 30, 2025	95,013,596	$9	193,706	$—	$(1,019)	$239,432	$(247,407)	$(8,985)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	75,879,025	$8	165,045	$—	$(1,019)	$204,186	$(146,150)	$57,025
Net loss	—	—	—	—	—	—	(19,889)	(19,889)
Issuance of common stock upon vesting of restricted stock units	83,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	84,649	—	—	—	—	73	—	73
Share-based compensation expense	—	—	—	—	—	4,087	—	4,087
Balance at March 31, 2024	76,046,694	$8	165,045	$—	$(1,019)	$208,346	$(166,039)	$41,296
Net loss	—	—	—	—	—	—	(15,479)	(15,479)
Issuance of common stock upon vesting RSUs	1,174,868	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	2,701	—	—	—	—	2	—	2
Share-based compensation expense	—	—	—	—	—	3,387	—	3,387
Balance at June 30, 2024	77,224,263	$8	165,045	$—	$(1,019)	$211,735	$(181,518)	$29,206
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(36,594)	$(35,368)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	3,589	3,007
Amortization of debt issuance costs and debt discount	6,003	3,124
Write-off of assets from clinical trials segment	2,398	—
Share-based compensation	2,210	7,474
Change in fair value of liability classified warrants	96	(552)
Change in fair value of liability classified conversion option derivatives	7,296	(2,568)
Unrealized loss (gain) on investments	—	(121)
Accretion of discount on investment securities	—	(451)
Deferred taxes	(32)	—
Loss on disposal of property and equipment	—	50
Changes in operating assets and liabilities:
Accounts receivable	(8,969)	(11,657)
Other receivables	(228)	201
Inventories	(5,747)	2,356
Prepaid expenses and other current assets	1,250	(108)
Other assets	3	(21)
Accounts payable	11,490	898
Change in operating leases	(120)	384
Accrued expenses and other current liabilities	2,262	1,976
Other non-current liabilities	(97)	(167)
Net cash and cash equivalents used in operating activities	(15,190)	(31,543)
Cash flows from investing activities:
Purchases of property and equipment	(1,536)	(2,436)
Proceeds from asset disposition	126	—
Sales of marketable securities/investments	—	40,000
Net cash and cash equivalents (used in) provided by investing activities	(1,410)	37,564
Cash flows from financing activities:
Proceeds from private placement, net of offering costs	15,359	—
Payments made for financing of insurance payments	(456)	(1,002)
Payment of deferred consideration liability for acquisition	—	(2,140)
Principal payments on long-term debt	(20,000)	—
Principal payments on financing leases	(20)	(18)
Common stock issued for options exercised	2,340	75
Net cash and cash equivalents used in financing activities	(2,777)	(3,085)
Net (decrease) increase in cash and cash equivalents	(19,377)	2,936
Cash and cash equivalents at beginning of period	49,669	33,488
Cash and cash equivalents at end of period	$30,292	$36,424
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets in connection with operating lease modifications	$1,253	$783
Principal exchange of convertible note for preferred stock	$4,111	$—
Purchases of property and equipment included in accounts payable	$528	$423
Financed insurance premiums	$540	$—
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,158	$2,224
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024
(US Dollars in thousands, except share data)
Note 1. Description of the Business
Overview of the Business
The Oncology Institute, Inc. (“TOI”) was formerly known as DFP Healthcare Acquisitions Corp. ("DFPH"). DFPH was a Delaware corporation originally formed in 2019 as a publicly-traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination ("Business Combination"). TOI was originally founded in 2007 and is a leading, national platform delivering integrated direct care and cost management to patients and payors who are experiencing or managing members undergoing treatment for cancer and other complex medical conditions.
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
On March 31, 2025, the Company entered into a Research Services Agreement ("RSA") with Helios CR, Inc. ("Helios"), effective May 5, 2025, in which the Clinical Trials segment will be operated by Helios in its entirety under a profit sharing arrangement with the Company. As part of the RSA, there is a Transition Services Agreement, in which certain administrative and professional services are provided by Helios for a certain period of time. Additionally, the Company will pay a management fee to Helios on a periodic basis for certain shared services. The Company recognized a $2,398 loss due to the write-off of the segment's net assets for three months ended June 30, 2025.
The Company has 121 oncologists and mid-level professionals across 66 clinic locations located within five states: California, Florida, Arizona, Oregon and Nevada. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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
The Company holds, as a result of entering into master services agreements ("MSAs"), variable interests in TOI PCs, which it cannot legally own. As of June 30, 2025, TOI held variable interests in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), The Oncology Institute OR, a Professional Corporation ("TOI OR"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 16, the noncontrolling shareholders hold nominal interests in the VIEs and do not participate in the income or loss of the VIEs.
Liquidity
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2025, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $30,292 and an accumulated deficit of $247,407 at June 30, 2025, and a net loss of $36,594 and net cash used in operations of $15,190 for the six months ended June 30, 2025. On February 26, 2025, the Company entered into an Amendment to the Facility Agreement (see Note 11 - Debt) in which the Company made a partial prepayment of approximately $20,000 together with accrued and unpaid interest. Among other items, the Amendment provided for the removal of the financial covenant that required the Company to hold at least $40,000 of cash and cash equivalents. Additionally, on March 24, 2025, the Company entered into a securities purchase agreement for a private placement that resulted in gross proceeds of approximately $16,500 to the Company before deducting placement agent fees and offering expenses (see Note 13 - Stockholders' Equity).
The Company has also taken a number of other actions to increase cash flow. As one of the Company’s strategic priorities in 2024 and beyond, the Company implemented initiatives to reduce costs and more effectively manage working capital, which resulted in a 3.5% reduction in SG&A expenses compared to the prior year same quarter (unaudited).
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
The treasury stock method is used to calculate the potentially dilutive effect of stock options, RSUs, public warrants, and private placement warrants. The if-converted method is used to calculate the potentially dilutive effect of the Senior Secured Notes. In both methods, diluted net income (loss) attributable to common stockholders and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules. The earnout shares are contingently issuable; therefore, the earnout shares are excluded from basic and diluted net income (loss) per share until the market conditions have been met (see more detail on the earnout shares in Note 14). The Medical RSUs are also contingently issuable; therefore, they are excluded from basic net income (loss) per share until the performance and service conditions have been met (see more detail in Note 14). Further, the number of contingently issuable Medical RSUs included in diluted net income (loss) per share is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive. For the periods presented, the public and private placement warrants are out of the money; therefore, the public and private placement warrants are anti-dilutive and excluded from diluted net loss per share.
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
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and payor type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. There was no allowance for credit losses recorded as of June 30, 2025 and December 31, 2024.
Goodwill
The Company accounts for goodwill under Accounting Standards Codification Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”). Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in the Company's business combinations.
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
The Company performed a qualitative assessment for the three and six months ended June 30, 2025 and determined it was not necessary to perform the two-step quantitative analysis. The Company determined there was no impairment for the three and six months ended June 30, 2025.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company, nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used. The Company will exit emerging growth company status on December 31, 2025.
Comprehensive Loss
Comprehensive loss includes net loss to common stockholders as well as other changes in equity that result from transactions and economic events other than those with stockholders. There was no difference between comprehensive loss and net loss to common stockholders for the periods presented.
Recently Issued and Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures ("ASU 2023-09"). The new standard requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the year ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements.

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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Percentage of Patient Services Net Revenue:
Payor A	13%	10%	14%	N/A
Payor B	N/A	16%	N/A	16%
The concentration of gross receivables on a percentage basis for major payors at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Percentage of Gross Receivables of Patient Services Revenue:
Payor A	11%	N/A
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Percentage of Direct Costs:
Vendor A	100%	99%	100%	99%
The concentration of gross payables on a percentage basis for major payors at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Percentage of Gross Payables:
Vendor A	80%	65%

Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of June 30, 2025 and December 31, 2024 consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Oral drug accounts receivable (Dispensary)	$11,257	$6,371
Capitated accounts receivable (Patient Services)	2,265	3,695
FFS accounts receivable, net (Patient Services)	31,897	26,532
Clinical trials accounts receivable	—	1,863
Other trade receivables	10,240	9,874
Total	$55,659	$48,335
There was no allowance for credit losses as of June 30, 2025 and December 31, 2024.
As of January 1, 2024, the accounts receivable balance amounted to $42,360.
During the three and six months ended June 30, 2025 and 2024, the Company had no net bad debt recoveries and bad debt expense. Credit losses are a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Patient services
Capitated revenue	$18,843	$18,702	$36,338	$36,369
FFS revenue	37,048	33,759	72,621	68,545
Subtotal	55,891	52,461	108,959	104,914
Dispensary revenue	62,573	44,440	111,866	84,119
Clinical research trials and other revenue	1,338	1,677	3,383	4,211
Total	$119,802	$98,578	$224,208	$193,244
Refer to Note 19 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of June 30, 2025, January 1, 2024, and December 31, 2024. Refer to Note 4 for accounts receivable as of June 30, 2025 and December 31, 2024.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. Contract liabilities consist of estimated deductions and expenses related to capitation contracts. As of June 30, 2025 and

December 31, 2024, contract liabilities amounted to $5,198 and $2,351, respectively. As of January 1, 2024, the contract liabilities amounted to $545. During the three and six months periods ended June 30, 2025 and 2024, the Company recognized revenue of $0 and $489, respectively, related to deferred capitation revenue received (contract liability) as of the beginning of each respective period.
Remaining Unsatisfied Performance Obligations
The accounting terms for the Company’s patient services and dispensary contracts do not extend past a year in duration. Additionally, the Company applies the ‘as invoiced’ practical expedient to its clinical research contracts.
Note 6. Inventories
The Company purchases intravenous chemotherapy drugs and oral prescription drugs from various suppliers.
The Company’s inventories as of June 30, 2025 and December 31, 2024 were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Oral drug inventory	$8,499	$3,483
IV drug inventory	7,287	6,556
Total	$15,786	$10,039
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounted for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. As of June 30, 2025, the Company no longer has investments or cash equivalents. The Company’s investments in marketable securities at December 31, 2024 is as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$38,657	$5	$—	$38,662

The contractual maturities of the Company's investments in cash equivalents and marketable securities as of December 31, 2024 is as follows:

December 31, 2024 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$38,662	$—	$—	$38,662
The Company recorded a net unrealized loss of $6 for the three and six months ended June 30, 2025.
Accrued interest receivable on cash equivalents and marketable securities was $68 and $37, respectively, at June 30, 2025 and December 31, 2024, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at June 30, 2025 and December 31, 2024:

	June 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial liabilities:
Derivative warrant liabilities	$112	$—	$112	$—
Conversion option derivative liabilities	7,681	—	—	7,681
There were no transfers between levels for the three and six months ended June 30, 2025 and twelve months ended December 31, 2024.

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$38,662	$—	$38,662	$—
Financial liabilities:
Derivative warrant liabilities	$17	$—	$17	$—
Conversion option derivative liabilities	385	—	—	385
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
The Company measures goodwill at fair value on a nonrecurring basis and classifies goodwill within Level 3 of the fair value hierarchy. It was concluded in connection with the preparation of these financial statements that, based on the results of our most recent qualitative assessment performed for the three months ended June 30, 2025, there was no impairment of goodwill recorded for the three and six months ended June 30, 2025.
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis at June 30, 2025:

(in thousands)	Conversion Option Derivative Liabilities
Balance at December 31, 2023	$3,082
Decrease in fair value included in other expense	(2,697)
Balance at December 31, 2024	$385
Change in fair value included in other expense	7,296
Balance at June 30, 2025	$7,681
As of June 30, 2025 and December 31, 2024, the conversion option derivative was valued using a Binomial Lattice, which is considered to be a Level 3 fair value measurement. A summary of the level 3 fair value measurements inputs used in the valuations is as follows:

	June 30, 2025
	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liabilities
Unit price	$2.05	$2.05
Term (in years)	2.11	2.11
Volatility	120.00%	120.00%
Risk-free rate	3.68%	3.68%
Dividend yield	—	—
Cost of equity	—	—

	December 31, 2024
	Convertible Note Warrant Derivative Liability	Conversion Option Derivative Liability
Unit price	$0.31	$0.31
Term (in years)	2.60	2.60
Volatility	112.80%	112.80%
Risk-free rate	4.20%	4.20%
Dividend yield	—	—
Cost of equity	—	—
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
The inputs to estimate the fair value of the Company’s convertible note warrant and conversion option derivative liabilities were the market price of the Company’s common stock, their remaining expected term, the volatility of the Company’s common stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.
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
Note 8. Property and Equipment, Net
The Company accounts for property and equipment at historical cost less accumulated depreciation.
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	June 30, 2025	December 31, 2024
Computers and software	60 months	$4,177	$3,814
Office furniture	84 months	794	786
Leasehold improvements	Shorter of lease term or estimated useful life	12,656	12,502
Medical equipment	60 months	1,531	1,445
Construction in progress		504	106
Finance lease ROU assets	Shorter of lease term or estimated useful life	207	207
Less: accumulated depreciation		(9,015)	(6,972)
Total property and equipment, net		$10,854	$11,888

Depreciation expense for the six months ended June 30, 2025 and 2024 was $2,042 and $1,460, respectively. Depreciation expense for the three months ended June 30, 2025 and 2024 was $1,032 and $745, respectively.
Note 9. Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Compensation, including bonuses, fringe benefits, and payroll taxes	$5,467	$6,975
Contract liabilities	5,198	2,351
Directors and officers insurance premiums	314	770
Deferred acquisition and contingent consideration	155	180
Accrued interest	868	1,136
Repayments on advances	2,934	3,198
Accrued Cap Leakage	2,332	1,173
Other liabilities	5,624	5,310
Total accrued expenses and other current liabilities	$22,892	$21,093
Contract liabilities as of June 30, 2025 and December 31, 2024 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
The Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $844 financing arrangement in November 2024 with a maturity date of October 2025 at 7.99% annual interest rate to pay 11 monthly principal payments of approximately $80 in premiums for directors’ and officers’ (“D&O”) insurance coverage through November 2025 to protect against such losses on November 12, 2021. The principal outstanding balance was $314 and $770 as of June 30, 2025 and December 31, 2024, respectively.
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
Lease Expense
The components of lease expense were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs:	$2,172	$1,995	$4,440	$3,992
Finance lease costs:
Amortization of ROU asset	$9	$10	$19	$21
Interest expense	$1	$2	$3	$4
Other lease costs:
Short-term lease costs	$3	$3	$6	$4
Variable lease costs	$532	$424	$1,014	$785

Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to June 30, 2025 are as follows:

(in thousands)	Operating Leases	Finance Leases
2025 (remaining six months)	$4,283	$20
2026	8,396	39
2027	7,259	29
2028	5,279	—
2029	3,718	—
Thereafter	3,803	—
Total future lease payment	$32,738	$88
Less: amount representing interest	(4,606)	(6)
Present value of future lease payment (lease liabilities)	$28,132	$82
Reported as:
Lease liabilities, current	$6,953	$36
Lease liabilities, noncurrent	21,179	46
Total lease liabilities	$28,132	$82
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (in years)
Operating	4.35	4.97
Finance	2.21	3.06
Weighted-average discount rate
Operating	6.70%	6.56%
Finance	6.71%	6.53%
Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the six months ended June 30, 2025 and 2024.

(in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$4,419	$4,143
Financing cash payments for finance leases	22	24
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,253	$783
Lease Modifications
During the three months ended June 30, 2025, the Company extended its lease terms for one clinic in California and one clinic in Arizona. These extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, in the three months ended June 30, 2025, the Company recognized the difference of

$1,254 as an increase to the operating lease liability; $1,253, net of lease incentives, as an increase to operating lease right-of-use asset, and $17 as a net increase to rent expense. During the three and six months ended June 30, 2024, the Company had no lease modifications.
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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain minimum net quarterly revenues of $75,000 during fiscal year 2024 and $100,000 during fiscal year 2025 and thereafter. Additionally, the registration rights agreement between the Company and certain stockholders entered into in connection with the Business Combination requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of December 31, 2024.
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

Additionally, in connection with the Private Placement (described in Note 13. Stockholders’ Equity) certain Lenders exercised participation rights and entered into an exchange agreement pursuant to which such Lenders agreed to exchange approximately $4,100 aggregate principal amount of the Company’s Senior Secured Convertible Notes for 37,232.83 shares of common-equivalent Preferred Stock (convertible into 3,723,283 shares of Common Stock) and warrants to purchase 1,861,642 shares of Common Stock at the same prices being paid by the investors in the Private Placement. The fair value of the common-equivalent Preferred Stock and warrants issued was $4,100. The exchange was accounted for as a partial debt extinguishment under ASC 470. As a result, the Company recognized a loss on extinguishment of debt within interest expense of $600 during the quarter ended March 31, 2025, which consisted of a proportionate write-off of unamortized financing costs related to the Facility Agreement.
The Company was in compliance with the amended covenants of the Facility Agreement as of June 30, 2025.

Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of a predefined formula, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of June 30, 2025. No Conversion Shares were issued as of June 30, 2025.
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
Convertible Note Warrants
The Facility Agreement also provides for the issuance of warrants (the “Convertible Note Warrants”) on each date any principal amount of any Senior Secured Convertible Note is paid, repaid, redeemed, or prepaid at any time prior to the Maturity Date. Convertible Note Warrants are exercisable from their original issue date to August 9, 2027, for purchase of an aggregate amount of Conversion Shares into which such principal amount of Senior Secured Convertible Note was convertible into, immediately prior to such payment, at an exercise price of $8.567. The holder of Convertible Note Warrants may pay the exercise price in cash or exercise the warrant on a cashless basis or through a reduction of an amount of principal outstanding under any Senior Secured Convertible Note held by such holder. In the event that the Convertible Note Warrant has not been exercised in full as of the last business day during its term, the holder shall be deemed to have exercised the purchase rights represented by the Convertible Note Warrant in full as a cashless exercise, in which event the Company shall issue the number of shares to the holder computed on the basis of a predefined formula.

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
As of June 30, 2025 and December 31, 2024, there were 10,842,525 and 12,839,967 Convertible Note Warrants outstanding, respectively.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 2.11 years remain).
The total issuance costs of $4,924 were allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 2.11 remain).
Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of June 30, 2025 and December 31, 2024 consists of the following:

(in thousands)	June 30, 2025	December 31, 2024
Senior Secured Convertible Note, due August 9, 2027	$85,888	$110,000
Less: Unamortized debt issuance costs	1,437	2,211
Less: Unamortized debt discount	9,428	14,658
Long-term debt, net of unamortized debt discount and issuance costs	$75,023	$93,131
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the three months ended June 30, 2025 and 2024, the effective yield was 10.64% and 13.38%, respectively. The amount of debt issuance costs included in interest expense for the three and six months ended June 30, 2025 was $1,129 and $6,003, respectively. The amount of debt issuance costs included in interest expense for the three and six months ended June 30, 2024 was $1,565 and $3,124, respectively. The Company had interest expense of $863 and $1,878 on the Facility Agreement term loan for the three and six months ended June 30, 2025. The Company had interest expense of $1,112 and $2,224 on the Facility Agreement term loan for the three and six months ended June 30, 2024. There was $868 and $1,124 accrued interest as of June 30, 2025 and 2024, respectively. There was $1,136 accrued interest as of December 31, 2024.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).

Additionally, the Lenders' Agent holds shares of common and preferred stock within the Company as of June 30, 2025, and December 31, 2024.

Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of June 30, 2025:

(in thousands)
2025 (remaining six months)	$—
2026	—
2027	85,888
Total debt	$85,888
Note 12. Income Taxes
The Company recorded an income tax benefit of $131 for the three and six months ended June 30, 2025. The Company's effective tax rate was 0.8% and 0% for the three months ended June 30, 2025 and 2024, respectively. The Company's effective tax rate was 0.4% and 0% for the six months ended June 30, 2025 and 2024, respectively.
The Company's effective tax rate for the three and six months ended June 30, 2025 and 2024 was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the change in the valuation allowance, partially offset by non-deductible expenses.
Note 13. Stockholders' Equity
Common Stock
As of June 30, 2025, there were 95,013,596 shares issued and 93,279,822 shares outstanding of common stock. As of December 31, 2024, there were 77,470,886 shares issued and 75,737,112 shares outstanding of common stock.
Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of June 30, 2025 and December 31, 2024.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. As of June 30, 2025 and December 31, 2024, there were 193,706 shares and 165,045 of preferred stock outstanding, respectively.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of June 30, 2025.
Assumed Public Warrants and Private Placement Warrants
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of June 30, 2025, there are 5,749,986 public warrants outstanding and 2,187,283 private placement warrants outstanding.
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

As of June 30, 2025, all of the Exchange Warrants and pre-funded Warrants issued were still outstanding. As of June 30, 2025, there were 8,628,980 Common Warrants outstanding.

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
As of June 30, 2025, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 3,404,908. There were no Stock Options granted for the three and six months ended June 30, 2025.
The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the Stock Option units granted during the six months ended June 30, 2024 are provided in the following table:

June 30, 2024
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	80.2%
Risk-free rate	4.4%
Expected term (years)	6.25
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the six months ended June 30, 2025 and 2024 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2025	7,488,859	$1.67
Granted	—	—
Exercised	(2,645,017)	0.89
Forfeited	(285,112)	1.83
Expired	(77,469)	2.58
Balance at June 30, 2025	4,481,261	$2.11	6.16	$3,351
Vested Options Exercisable at June 30, 2025	3,374,192	$2.10	5.50	$2,898

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2024	8,525,262	$1.74
Granted	1,579,393	—
Exercised	(87,350)	0.86
Forfeited	(1,172,601)	1.38
Expired	(163,357)	—
Balance at June 30, 2024	8,681,347	$1.69	5.62	$—
Vested Options Exercisable at June 30, 2024	5,295,644	$1.52	3.55	$—
Total share-based compensation expense related to stock options during the three and six months ended June 30, 2025 was $107 and $213, respectively. Total share-based compensation expense relating to stock options during the three and six months ended June 30, 2024 was $1,989 and $4,331. The total intrinsic value of options exercised during three and six months ended June 30, 2025, was $7,100 and $7,277, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2024 was $3 and $164, respectively.
At June 30, 2025, there was $540 of total unrecognized compensation cost related to unvested service stock options granted under the 2021 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.22 years as of June 30, 2025. During the six months ended June 30, 2025, the Company received $2,340 in cash and $4,937 tax benefit from the stock options exercised. The total fair value of common shares vested during the six months ended June 30, 2025 and 2024 was $791 and $427, respectively.
Restricted Stock Units (“RSUs”)
The Company has 3,356,047 and 1,509,737 RSUs outstanding as of June 30, 2025 and December 31, 2024, respectively. The RSUs are service vesting and are valued based on the fair value of the Company’s common stock at the date of grant. The weighted-average grant date fair values of the RSUs granted during six months ended June 30, 2025 and 2024, were determined to be $1.19 and $0.60, respectively, based on the fair value of the Company’s common stock at the grant date.

A summary of the activity for the RSUs for the six months ended June 30, 2025 and 2024, respectively, are shown in the following table:

	Six Months Ended June 30,
	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,509,737	$0.94	2,176,422	$3.50
Granted	3,935,704	1.19	1,381,983	0.60
Vested	(1,700,884)	0.93	(1,257,888)	2.27
Forfeited	(387,710)	1.00	(449,636)	3.77
Unvested at end of year	3,356,847	$1.23	1,850,881	$2.10
The total share-based compensation expense related to RSUs was $644 and $860, respectively, during the three and six months ended June 30, 2025. The total share-based compensation expense related to RSUs was $1,141 and $2,852, respectively, during the three and six months ended June 30, 2024.
As of June 30, 2025 there was $4,119 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 3.41 years as of June 30, 2025.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of TOI to issue RSUs of the Company (“Medical RSUs”). Vesting on each annual Medical RSU award is dependent on the participant performing a specified minimum number of service hours during the calendar year (“One-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first quarter of the calendar year following the one-Year Term. During the six months ended June 30, 2025 and 2024, 997,806 and 387,797 Medical RSU awards were granted, respectively.
The number of Medical RSUs granted to each such participant is determined by the fair market value of the Company's stock price at the grant date and vest immediately. There were no unvested equity-classified Medical RSU awards outstanding as of June 30, 2025 or 2024.

A summary of the activity for the equity-classified Medical RSUs for the six months ended June 30, 2025 and 2024, respectively, is shown in the following table:

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	—	—
Granted	997,806	387,797
Vested	(997,806)	(387,797)
Forfeited	—	—
Balance at end of period	—	—
Total compensation costs for Medical RSUs was $0 and $1,137 for the three and six months ended June 30, 2025, respectively. Total compensation costs for Medical RSUs was $237 for the three and six months ended June 30, 2024. As of June 30, 2025, all Medical RSUs had vested.
Earnout Shares granted to Employees
In connection with the Business Combination in 2019, The Company issued Employee Earnout Shares. Employee Earnout Shares vest upon the Company common stock achieving the price per share as provided for in the agreement, so long as the optionee has remained continuously employed by the Company at that date and may be subject to other vesting requirements. Earnout shares were forfeited in November 2024 due to failure to meet earnout targets of TOI's stock price.

A summary of the activity for the Employees Earnout Shares for the six months ended June 30, 2025 and 2024 is shown in the following table:

	Six Months Ended June 30,
	2025	2024
Outstanding at beginning of period	—	1,401,064
Granted	—	—
Vested	—	—
Forfeited	—	(607,056)
Outstanding at end of period	—	794,008
The total share-based compensation expense, related to the Employee Earnout Shares during the three and six months ended June 30, 2025 was $0, respectively. The total share-based compensation expense, related to the Employee Earnout Shares during the three and six months ended June 30, 2024 was $20 and $55, respectively.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of June 30, 2025 and December 31, 2024.
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

(in thousands)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$4,349	$2,354
Accounts receivable, net	55,628	48,298
Other receivables	—	129
Inventories	15,786	10,039
Prepaid expenses and other current assets	673	1,591
Total current assets	76,436	62,411

(in thousands)	June 30, 2025	December 31, 2024
Property and equipment, net	46	64
Other assets	534	553
Intangible assets, net	4,690	5,097
Goodwill	2,679	2,679
Total assets	$84,385	$70,804
Liabilities
Current liabilities:
Accounts payable	$31,807	$21,507
Accrued expenses and other current liabilities	17,586	13,912
Amounts due to affiliates	234,620	238,577
Total current liabilities	284,013	273,996
Other non-current liabilities	115	5
Total liabilities	$284,128	$274,001
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
Intangible Assets
As of June 30, 2025, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(13,074)	$9,117
Trade names	10 years	6,650	(3,573)	3,077
Noncompete agreements	8 years	926	(671)	255
Total intangible assets		$29,767	$(17,318)	$12,449
As of December 31, 2024, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(12,054)	$10,137
Trade names	10 years	6,650	(3,247)	3,403
Clinical contracts and noncompete agreements	8 years	3,191	(1,921)	1,270
Total intangible assets		$32,032	$(17,222)	$14,810

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of June 30, 2025 is as follows:

(in thousands)	Amount
Year ending December 31:
2025 (remaining six months)	$1,431
2026	2,834
2027	2,707
2028	2,674
2029	453
Thereafter	2,350
Total	$12,449
The aggregate amortization expense during the three months ended June 30, 2025 and 2024 was $773. The aggregate amortization expense during the six months ended June 30, 2025 and 2024 was $1,547.
Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of June 30, 2025 and December 31, 2024 is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Patient services	$2,679	$2,679
Dispensary	4,551	4,551
Clinical trials & other	—	—
Total goodwill	$7,230	$7,230
There was $7,230 of goodwill for the three and six months ended June 30, 2025 and for the year ended December 31, 2024, respectively.
The accumulated goodwill impairment for patient services was $26,179 as of June 30, 2025, December 31, 2024 and January 1, 2024. The accumulated goodwill impairment for clinical trials & others was $632 as of June 30, 2025 and December 31, 2024. There was no accumulated goodwill impairment for dispensary as of June 30, 2025, December 31, 2024 and January 1, 2024.
Note 18. Net Loss Per Share
The following table sets forth the computation of the Company's basic and diluted net loss per share to common stockholders for the three and six months ended June 30, 2025 and 2024.

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to TOI	$(17,009)	$(15,479)	$(36,594)	$(35,368)
Net loss attributable to TOI available for distribution	(17,009)	(15,479)	(36,594)	(35,368)
Net loss attributable to participating securities, basic and diluted	(3,018)	(2,800)	(6,522)	(6,415)
Net loss attributable to common stockholders, basic and diluted	$(13,991)	$(12,679)	$(30,072)	$(28,953)
Weighted average common shares outstanding, basic and diluted	93,203,665	74,748,365	85,195,734	74,491,326
Net loss income per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.17)	$(0.35)	$(0.39)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Convertible note	10,842,525	12,839,967	10,842,525	12,839,967
Stock options	4,481,261	8,681,347	4,481,261	8,681,347
RSUs	3,356,847	1,850,881	3,356,847	1,850,881
Earnout Shares	—	794,008	—	794,008
Public Warrants	5,749,986	5,749,986	5,749,986	5,749,986
Private Warrants	2,187,283	3,177,542	2,187,283	3,177,542
Common Warrants in connection with private placement	8,628,980	—	8,628,980	—
Pre-Funded Warrants in connection with private placement	2,886,614	—	2,886,614	—
Note 19. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Patient services	$55,891	$52,461	$108,959	$104,914
Dispensary	62,573	44,440	111,866	84,119
Clinical trials & other	1,338	1,677	3,383	4,211
Consolidated revenue	$119,802	$98,578	$224,208	$193,244

Direct costs
Intravenous (IV) drug costs	$32,800	$29,931	$64,213	$62,655
Clinician salaries and benefits	14,011	15,461	28,085	29,835
Medical supplies and other	4,339	1,130	5,932	3,529
Total patient services (A)	$51,150	$46,522	$98,230	$96,019
Dispensary (B)	51,086	38,801	90,949	71,610
Clinical trials & other (C)	65	229	279	620
Total segment direct costs	$102,301	$85,552	$189,458	$168,249
Depreciation expense
Patient services	$767	$500	$1,522	$1,015
Dispensary	4	—	6	—
Clinical trials & other	—	30	32	61
Total segment depreciation expense	$771	$530	$1,560	$1,076

Amortization of intangible assets
Patient services	$718	$719	$1,437	$1,437
Clinical trials & other	55	55	110	110
Total segment amortization	$773	$774	$1,547	$1,547

Operating income

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Patient services	$3,256	$4,720	$7,770	$6,443
Dispensary	11,483	5,639	20,911	12,509
Clinical trials & other	1,218	1,363	2,962	3,420
Total segment operating income	$15,957	$11,722	$31,643	$22,372
Other items not allocated to segments:
Selling, general and administrative expense	$26,907	$27,872	$52,283	$56,324
Non-segment depreciation and amortization	261	214	482	384
Total consolidated operating loss	$(11,211)	$(16,364)	$(21,122)	$(34,336)
Interest expense, net	1,870	2,118	7,440	4,103
Change in fair value of derivative warrant liabilities	53	(552)	96	(552)
Change in fair value of conversion option derivative liabilities	3,987	(2,568)	7,296	(2,568)
Other, net	19	117	771	49
Consolidated loss before provision for income taxes	$(17,140)	$(15,479)	$(36,725)	$(35,368)

(in thousands)	June 30, 2025	December 31, 2024
Assets
Capitated accounts receivable	$2,265	$3,695
FFS accounts receivable	31,897	26,532
IV drug inventory	7,287	6,556
Other assets	28,576	31,667
Patient services	70,025	68,450

Oral drug accounts receivable	11,257	6,371
Oral drug inventory	8,499	3,483
Other assets	5,175	4,574
Dispensary	24,931	14,428

Clinical trials & other	4,776	7,974
Non-segment assets	60,066	81,865
Total assets	$159,798	$172,717
The Company’s chief operating decision maker "or CODM" is the Chief Executive Officer. The CODM uses segment operating income to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income for evaluating drug pricing to assess each segment’s performance by comparing the results and return on assets of each segment with one another and in the compensation of specific employees.
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

Note 20. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees and expenses. Related party payments for the three and six months ended June 30, 2025 and 2024 were as follows:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
	Type	2025	2024	2025	2024
Karen M Johnson	Board Fees	$19	$21	$38	$39
Richard Barasch	Board Fees	—	5	—	5
Anne M. McGeorge	Board Fees	19	19	38	38
Mohit Kaushal	Board Fees	21	21	40	39
Maeve O'Meara Duke	Board Fees	—	19	—	38
M33 Growth LLC (Gabe Ling)	Board Fees	19	19	39	40
Mark L. Pacala	Board Fees	19	20	38	39
Brad Hively	Board Fees	19	19	38	38
Total		$116	$143	$231	$276
There are no outstanding related party balances at June 30, 2025 and December 31, 2024, other than the debt balance (See Note 11).

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
The Company has 121 oncologists and mid-level professionals across 66 clinic locations located within five states: California, Florida, Arizona, Oregon and Nevada. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Patient services	46.7%	53.2%	48.6%	54.3%
Dispensary	52.2%	45.1%	49.9%	43.5%
Clinical trials & other	1.1%	1.7%	1.5%	2.2%
Total operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct costs – patient services	42.7%	47.2%	43.8%	49.7%
Direct costs – dispensary	42.6%	39.4%	40.6%	37.1%
Direct costs – clinical trials & other	0.1%	0.2%	0.1%	0.3%
Selling, general and administrative expense	22.5%	28.3%	23.3%	29.1%
Depreciation and amortization	1.5%	1.5%	1.6%	1.6%
Total operating expenses	109.4%	116.6%	109.4%	117.8%
Loss from operations	(9.4)%	(16.6)%	(9.4)%	(17.8)%
Other non-operating expense (income)
Interest expense, net	1.6%	2.1%	3.3%	2.1%
Change in fair value of derivative warrant liabilities	—%	(0.6)%		(0.3)%
Change in fair value of earnout liabilities	—%	—%
Change in fair value of conversion option derivative liabilities	3.3%	(2.6)%	3.3%	(1.3)%
Other, net	—%	0.1%	0.4%	0.1%
Total other non-operating loss (income)	4.9%	(1.0)%	7.0%	0.6%
Loss before provision for income taxes	(14.3)%	(15.6)%	(16.4)%	(18.4)%
Income tax benefit	0.1%	—%	0.1%	—%
Net loss	(14.2)%	(15.6)%	(16.3)%	(18.4)%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Patient services	$55,891	$52,461	$3,430	6.5%	$108,959	$104,914	$4,045	3.9%
Dispensary	62,573	44,440	18,133	40.8%	111,866	84,119	27,747	33.0%
Clinical trials & other	1,338	1,677	(339)	(20.2)%	3,383	4,211	(828)	(19.7)%
Total operating revenue	$119,802	$98,578	$21,224	21.5%	$224,208	$193,244	$30,964	16.0%
Patient services
The increase in patient services revenue for the three and six months ended June 30, 2025 compared to the same periods in the prior year was primarily due to a 9.6% and 5.8% increase in FFS revenue, respectively. This was driven by momentum in new markets in addition to the impact of our investments in referral relationship management and call center expansion.
Dispensary
The increase in dispensary revenue for three months ended June 30, 2025 as compared to the same quarter prior year was primarily due to a 102.8% increase in the number of fills due to the continued growth in the attachment of prescriptions to our patient visits, offset by a 30.6% decrease in the average revenue per fill. Dispensary revenue increased 33.0% for the six months ended June 30, 2025 as compared to same quarter prior year primarily driven by increases in both our capitated and fee-for-service lives, and improved performance of our retail and MID pharmacies.
Clinical trials & other
The decrease in clinical trials and other revenue was due to the profit sharing agreement as described in Note 1 of the financial statements, compared to the three and six months ended June 30, 2024.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Direct costs – patient services	$51,150	$46,522	$4,628	9.9%	$98,230	$96,019	$2,211	2.3%
Direct costs – dispensary	51,086	38,801	12,285	31.7%	90,949	71,610	19,339	27.0%
Direct costs – clinical trials & other	65	229	(164)	(71.6)%	279	620	(341)	(55.0)%
Selling, general and administrative expense	26,907	27,872	(965)	(3.5)%	52,283	56,324	(4,041)	(7.2)%
Depreciation and amortization	1,805	1,518	287	18.9%	3,589	3,007	582	19.4%
Total operating expenses	$131,013	$114,942	$16,071	14.0%	$245,330	$227,580	$17,750	7.8%

Patient services cost
The increase in patient services cost for the three months ended June 30, 2025 as compared to the same quarter prior year was primarily due to a 5.1% increase in intravenous drug costs, driven by the Company's patient mix and volume, as well as 1.8% decrease in clinical payroll costs as the Company adjusts physician compensation to better match performance, as well as increases use of advanced practice providers which results in a more efficient labor mix. Patient service costs for the six months ended June 30, 2025 as compared to the same period prior year were relatively stable as both revenue and margin in both capital and fee-for-service increased.
Dispensary cost
The increase in dispensary cost for the three months ended June 30, 2025 was primarily due to a 102.8% increase in the number of prescriptions filled offset by a 35.1% decrease in the average cost of the prescriptions filled, as compared to the three months ended June 30, 2024. The increase in dispensary cost for the six months ended June 30, 2025 was primarily due to a 84% increase in the number of prescriptions filled offset by a 30.1% decrease in the average cost of the prescriptions filled, as compared to the six months ended June 30, 2024.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expenses in Q2 2025 were $26.9 million, compared with $27.9 million, in Q2 2024. SG&A for the three months ended June 30, 2025 decreased 3.5% as compared to the same quarter prior year. SG&A for the six months ended June 30, 2025 decreased 7.2% as compared to the same quarters prior year. The decrease in SG&A expenses was due to our cost discipline and operational efficiency. We think there is further leverage in the model with increased scale, as well as the adoption of AI enablement we noted on our first quarter call. We are planning to launch AI pilots around prior-authorization and denial automation, and to launch a next-generation call center in the third quarter.

Other Non-Operating Expense (Income)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Interest expense, net	$1,870	$2,118	$(248)	(11.7)%	$7,440	$4,103	$3,337	81.3%
Change in fair value of derivative warrant liabilities	53	(552)	605	(109.6)%	96	(552)	648	(117.4)%
Change in fair value of conversion option derivative liabilities	3,987	(2,568)	6,555	(255.3)%	7,296	(2,568)	9,864	(384.1)%
Other, net	19	117	(98)	(83.8)%	771	49	722	1473.5%
Total other non-operating loss	$5,929	$(885)	$6,814	(769.9)%	$15,603	$1,032	$14,571	1,411.9%
Interest expense, net
The increase in interest expense for the six months ended June 30, 2025 compared to the prior year same quarter was primarily the result of a prepayment related to the Senior Secured Convertible Note in which the Company recognized a loss of extinguishment of debt of $2,900 during the first quarter of 2025, offset by accretion related to marketable treasury securities. The decrease in interest expense for the three months ended June 30, 2025 as compared to the prior year same quarter was primarily the result of the February 2025 prepayment related to the Senior Secured Convertible Note causing a decrease in interest expense related to the debt.
Change in fair value of liabilities
The increase in the fair value of liabilities was primarily due to a $3,987 and $7,296 unfavorable increase in the fair value of conversion option derivative liabilities for the three and six months ended June 30, 2025, respectively, compared to $(2,568) change in the fair value of the conversion option derivative liabilities for the three and six months ended June 30, 2024.

Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Clinics (1)	80	87	80	87
Markets	20	14	20	14
Lives under value-based contracts (millions)	1.9	2.0	1.9	2.0
Adjusted EBITDA (in thousands) (2)	$(4,089)	$(8,709)	$(9,198)	$(19,650)
(1)     Includes independent oncology practices to which we provide limited management services, but do not bear the operating costs.
(2) Adjusted EBITDA is a "non-GAAP" financial measure within the meaning of Item 10 of Regulation S-K promulgated by the SEC. The Company defines Adjusted EBITDA as net income (loss) adjusting for:
•Depreciation and amortization,
•Interest expense, net,
•Income tax and other taxes
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

The following tables provide a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Net loss	$(17,009)	$(15,479)	$(1,530)	9.9%
Depreciation and amortization	1,805	$1,518	287	18.9%
Interest expense, net	1,870	$2,119	(249)	(11.8)%
Income tax and other taxes	(61)	$—	(61)	—%
Non-cash addbacks(1)	2,222	$(69)	2,291	(3,320.3)%
Share-based compensation	752	$3,387	(2,635)	(77.8)%
Changes in fair value of liabilities	4,040	$(3,120)	7,160	(229.5)%
Unrealized (gains) losses on investments	—	$(34)	34	(100.0)%
Post-combination compensation expense(2)	13	$186	(173)	(93.0)%
Consulting and legal fees(3)	507	$244	263	107.8%
Infrastructure and workforce costs(4)	1,771	$2,539	(768)	(30.2)%
Transaction costs(5)	1	$—	1	—
Adjusted EBITDA	$(4,089)	$(8,709)	$4,620	(53.0)%
(1)    During the three months ended June 30, 2025, non-cash addbacks was primarily comprised of the write-off of the net assets of the Clinical Trials segment of $2,398.
(2)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(3)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain advisory projects during the three months ended June 30, 2025. During the three months ended June 30, 2024, these fees related to advisory projects and software implementations.
(4)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $150 and $336, software implementation fees of $0 and $36, severance expenses resulting from cost rationalization programs of $49 and $141, temporary labor of $35 and $74, stop-loss contract timing of approximately $1,099 and $0, and legal fees related to infrastructure build out of $487 and $1,830 during the three months ended June 30, 2025 and 2024, respectively.
(5)    Transaction costs incurred during the three months ended June 30, 2025 were comprised of consulting, legal, administrative and regulatory fees associated with non-recurring due diligence projects.

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Net loss	$(36,594)	$(35,368)	$(1,226)	3.5%
Depreciation and amortization	3,589	3,007	582	19.4%
Interest expense, net	7,440	4,103	3,337	81.3%
Income tax and other taxes	(61)	—	(61)	—%
Non-cash addbacks(1)	2,059	(108)	2,167	(2,006.5)%
Share-based compensation	2,210	7,474	(5,264)	(70.4)%
Changes in fair value of liabilities	7,392	(3,120)	10,512	(336.9)%
Unrealized (gains) losses on investments	6	(116)	122	(105.2)%
Post-combination compensation expense(2)	26	316	(290)	(91.8)%
Consulting and legal fees(3)	839	420	419	99.8%
Infrastructure and workforce costs(4)	3,895	3,724	171	4.6%
Transaction costs(5)	1	18	(17)	(94.4)%
Adjusted EBITDA	$(9,198)	$(19,650)	$10,452	(53.2)%

(1)    During the six months ended June 30, 2025, non-cash addbacks was primarily comprised of the write-off of the net assets of the Clinical Trials segment of $2,398. During the six months ended June 30, 2024, non-cash addbacks were primarily comprised of non-cash rent of $158, offset by net reversal of bad debt recovery of $50.
(2)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(3)    Consulting and legal fees were comprised of a subset of the Company’s total consulting and legal fees, and related to certain non-recurring advisory projects during the six months ended June 30, 2025 and 2024.
(4)    Infrastructure and workforce costs were primarily comprised of non-recurring legal fees related to infrastructure build out of $1,269 and $2,359, recruiting expenses to build out corporate infrastructure of $427 and $712, severance expenses resulting from cost rationalization programs of $189 and $151, stop-loss contract timing of approximately $1,099, and temporary labor of $215 and $326 during the six months ended June 30, 2025 and 2024, respectively.
(5)    Transaction costs incurred during the six months ended June 30, 2025 and 2024 were comprised of consulting, legal, administrative and regulatory fees associated with non-recurring due diligence projects.
Liquidity and Capital Resources
General
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2025, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $30,292 and an accumulated deficit of $247,407 at June 30, 2025, and a net loss of $36,594 and net cash used in operations of $15,190 for the six months ended June 30, 2025. In February 2025, the Company entered into an Amendment to the Facility Agreement (see Note 11 - Debt) in which the Company made a partial prepayment of approximately $20,000 together with accrued and unpaid interest. Among other items, the Amendment provided for the removal of the financial covenant that required the Company to hold at least $40,000 of cash and cash equivalents in accounts that are subject to control agreements in favor of the Agent. Additionally, on March 24, 2025, the Company entered into a securities purchase agreement for a private placement that resulted in gross proceeds of approximately $16,500 to the Company before deducting placement agent fees and offering expenses (see Note 13 - Stockholders' Equity). Additionally, the Company's lender and existing investor, entered into an exchange agreement, in which approximately $4,100 aggregate principal amount of the Company's senior secured convertible notes was exchanged for common-equivalent preferred stock and warrants for common stock.
The Company has also taken a number of other actions to increase cash flow. As one of our strategic priorities in 2024 and beyond, the Company implemented an initiative to eliminate cash burn. Due to efforts towards working capital management that saw improvements across receivables, inventory, and payables, the Company was able to improve cash flow from operations of approximately $16,353 for the six months ended June 30, 2025 over the prior year same period. Additionally, we generated a 3.5% reduction in SG&A expenses compared to the prior year same quarter directly as a result of our ongoing efforts to streamline operations, improve efficiency, and optimize our overhead resourcing.
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

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Net cash and cash equivalents used in operating activities	$(15,190)	$(31,543)	$16,353	(52)%
Net cash and cash equivalents (used in) provided by investing activities	(1,410)	37,564	(38,974)	(104)%
Net cash and cash equivalents used in financing activities	(2,777)	(3,085)	308	(10)%
Net (decrease) increase in cash and cash equivalents	$(19,377)	$2,936	$(22,313)	(760)%
Cash and cash equivalents at beginning of period	49,669	33,488	16,181	48%
Cash and cash equivalents at end of period	$30,292	$36,424	$(6,132)	(17)%
Operating Activities
Significant changes impacting net cash and cash equivalents used in operating activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 were as follows:
•Increase in amortization of debt issuance cost and debt discount of $2,879 due to the decrease of the convertible note principal in connection with the debt amendment and exchange agreement;
•Write-off of net assets related to the clinical trials segment of $2,398.
•Increase in loss of $10,512 related to the change in the fair value of liabilities for the three months ended June 30, 2025 with no change occurring in the same quarter prior year;
•Share based compensation for the six months ended June 30, 2025 decreased by $5,264 compared to the six months ended June 30, 2024 due to the cancellation of earnout shares in November 2024;
•Cash used by accounts receivable decreased $2,688 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to improvements in revenue cycle management in the current quarter and overall delays in the collection of accounts receivable in the same quarter prior year; and
•Cash provided by accounts payable and accrued expenses decreased by $10,878 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to the drug supply buy-in at quarter end.
Investing Activities
Net cash provided by investing activities decreased $38,974 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to the increase in sales of marketable securities of $40,000 during the same period in the prior year, which did not occur in the current period.
Financing Activities
Net cash used in financing activities increased $308 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to principal payments on the convertible note of $20,000, partially offset by proceeds from the private placement offering of $15,359 during the six months ended June 30, 2025. Prior year same period was primarily comprised of payments made for financing of insurance payments and payment of deferred consideration related to acquisitions of approximately $1,002 and $2,140, respectively.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of debt servicing requirements, operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of June 30, 2025.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2025	2026-2027	2028-2029	Thereafter	Total
Convertible note[1]	$1,756	$92,349	$—	$—	$94,105
Operating leases	4,283	15,655	8,997	3,803	32,738
Deferred acquisition and contingent consideration	143	—	—	—	143
Other[2]	339	68	—	—	407
Total material cash requirements	$6,521	$108,072	$8,997	$3,803	$127,393
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
Segment Reporting
The Company presents the condensed consolidated financial statements by segment in accordance with the relevant accounting literature to provide investors with transparency into how the chief operating decision maker “or CODM” manages the business. The Company's CODM is our Chief Executive Officer. The CODM reviews financial information and allocates resources across two operating segments: dispensary and patient care.
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
Interest Rate Risk
We held cash of $30,292 as of June 30, 2025, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a results of changes in interest rates due to the short-term nature of our cash.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in our internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2025, M33 Growth I L.P., a director by deputization, adopted a Rule 10b5-1 trading plan as of June 12, 2025 providing for the sale of up to an aggregate amount of 3,000,000 shares of common stock during the period until May 18, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934 and our policies regarding transactions in our securities.

On August 13, 2025, we entered into At-the-Market Sales Agreements (the “Sales Agreements”) with each of BTIG, LLC (“BTIG”) and B. Riley Securities, Inc. (together with BTIG, the “Agents” and each an “Agent”), pursuant to which we may sell, at our option, up to an aggregate of $15 million in shares of our common stock through an Agent, as sales agent (the “ATM Offering”). We are not required to sell any shares under the Sales Agreements. We will pay the Agents up to 4% of the aggregate gross sales proceeds we receive from all sales of shares of common stock under the Sales Agreements. The Sales Agreements continue until the earlier of selling all shares available under the Sales Agreement or termination by written notice from either of the parties. No sales have been made under the Sales Agreements.

The ATM Offering is being made under a prospectus supplement dated June 18, 2025, and filed with the SEC on June 6, 2025, as amended by the amendment no. 1 to prospectus supplement to be dated August 13, 2025, and filed with the SEC on August 13, 2025, and the related prospectus contained in our shelf registration statement on Form S-3 (Registration No. 333- 287848), which was declared effective on June 18, 2025.

The description of the Sales Agreements does not purport to be complete and is qualified in its entirety by reference to the Sales Agreements that are filed as Exhibits 10.1 and 10.2 hereto.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.1	March 25, 2025
3.5	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.2	March 25, 2025
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
4.5	Form of pre-funded Warrant	8-K	001-39248	4.1	March 25, 2025
4.6	Form of Common Warrant	8-K	001-39248	4.2	March 25, 2025
4.7	Form of Deerfield Common Warrant	8-K	001-39248	4.3	March 25, 2025
5.1	Opinion of Latham & Watkins LLP					X
10.1	At-The-Market Sales Agreement, dated August 13, 2025 between The Oncology Institute, Inc. and BTIG, LLC					X
10.2	At-The-Market Sales Agreement, dated August 13, 2025 between The Oncology Institute, Inc. and B. Riley Securities, Inc.					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.3	Employment Agreement, dated May 12, 2025, between TOI Management, LLC and Jeff Langsam					X
23.1	Consent of Latham & Watkins LLP (included in Exhibit 5.1)					X
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on August 13, 2025.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Robert Carter
Robert Carter
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)