Form 10-Q
period 2025-09-30
Oncology Institute, Inc.
filed 2025-11-13
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 6, 2025, the registrant had 98,381,340 shares of common stock outstanding.

THE ONCOLOGY INSTITUTE, INC.
Form 10-Q
For the Period Ended September 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,658	$49,669
Accounts receivable, net	59,639	48,335
Other receivables	339	346
Inventories	18,882	10,039
Prepaid expenses and other current assets	3,574	4,029
Total current assets	110,092	112,418
Property and equipment, net	10,714	11,888
Operating right of use assets	23,265	25,782
Intangible assets, net	11,732	14,810
Goodwill	7,230	7,230
Other assets	586	589
Total assets	$163,619	$172,717
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$35,634	$24,324
Current portion of operating lease liabilities	7,161	6,798
Accrued expenses and other current liabilities	22,785	21,093
Total current liabilities	65,580	52,215
Operating lease liabilities	20,195	23,223
Derivative warrant liabilities	262	17
Conversion option derivative liabilities	13,658	385
Long-term debt, net of unamortized debt issuance costs	76,195	93,131
Other non-current liabilities	3	125
Deferred income taxes liability	—	32
Total liabilities	175,893	169,128
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity (deficit):
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 99,303,511 shares issued and 97,569,737 shares outstanding at September 30, 2025 and 77,470,886 shares issued and 75,737,112 shares outstanding at December 31, 2024	10	8
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 193,507 shares issued and outstanding at September 30, 2025 and 165,045 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	252,646	215,413
Treasury Stock at cost, 1,733,774 shares at September 30, 2025 and December 31, 2024	(1,019)	(1,019)
Accumulated deficit	(263,911)	(210,813)
Total stockholders’ equity (deficit)	(12,274)	3,589
Total liabilities and stockholders’ equity (deficit)	$163,619	$172,717

Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $91,447 and $70,804 as of September 30, 2025 and December 31, 2024, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $303,072 and $274,001 as of September 30, 2025 and December 31, 2024, respectively. See Note 16 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Patient services	$60,195	$49,752	$169,154	$154,666
Dispensary	75,895	48,210	187,761	132,329
Clinical trials & other	474	1,939	3,857	6,150
Total operating revenue	136,564	99,901	360,772	293,145
Operating expenses
Direct costs – patient services	54,572	45,118	152,802	141,137
Direct costs – dispensary	63,072	40,091	154,021	111,701
Direct costs – clinical trials & other	—	326	279	946
Selling, general and administrative expense	25,251	26,646	77,534	82,970
Depreciation and amortization	1,723	1,573	5,312	4,580
Total operating expenses	144,618	113,754	389,948	341,334
Loss from operations	(8,054)	(13,853)	(29,176)	(48,189)
Other non-operating expense (income)
Interest expense, net	1,920	2,225	9,360	6,328
Change in fair value of derivative warrant liabilities	150	(20)	246	(572)
Change in fair value of conversion option derivative liabilities	5,977	—	13,273	(2,568)
Other, net	403	55	1,174	104
Total other non-operating loss	8,450	2,260	24,053	3,292
Loss before provision for income taxes	(16,504)	(16,113)	(53,229)	(51,481)
Income tax benefit	—	—	131	—
Net loss	$(16,504)	$(16,113)	$(53,098)	$(51,481)
Net loss attributable to common stockholders, basic and diluted	$(13,770)	$(13,223)	$(43,878)	$(42,179)
Net loss per share attributable to common stockholders:
Basic	$(0.14)	$(0.18)	$(0.49)	$(0.56)
Diluted	$(0.14)	$(0.18)	$(0.49)	$(0.56)
Weighted-average number of shares outstanding:
Basic	97,474,797	75,524,823	89,333,733	74,838,340
Diluted	97,474,797	75,524,823	89,333,733	74,838,340
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(US Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	77,470,886	$8	165,045	$—	$(1,019)	$215,413	$(210,813)	$3,589
Net loss	—	—	—	—	—	—	(19,585)	(19,585)
Issuance of common stock upon vesting RSUs	1,023,867	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	160,537	—	—	—	—	137	—	137
Issuance of common stock upon private placement, net	12,006,510	1	—	—	—	15,358	—	15,359
Issuance of preferred stock upon exchange of debt for equity	—	—	37,233	—	—	4,111	—	4,111
Share-based compensation expense	—	—	—	—	—	1,458	—	1,458
Balance at March 31, 2025	90,661,800	$9	202,278	$—	$(1,019)	$236,477	$(230,398)	$5,069
Net loss	—	—	—	—	—	—	(17,009)	(17,009)
Issuance of common stock upon vesting RSUs	642,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	2,484,480	—	—	—	—	2,203	—	2,203
Issuance of common stock upon exercise of warrants	368,096	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	857,200	—	(8,572)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	752	—	752
Balance at June 30, 2025	95,013,596	$9	193,706	$—	$(1,019)	$239,432	$(247,407)	$(8,985)
Net loss	—	—	—	—	—	—	(16,504)	(16,504)
Issuance of common stock upon vesting RSUs	159,905	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	336,820	—	—	—	—	355	—	355
Issuance of common stock upon exercise of warrants	321,499	—	—	—	—	385	—	385
Conversion of preferred stock to common stock	19,900	—	(199)	—	—	—	—	—
Issuance of common stock upon at the market offering, net	3,392,103	1	—	—	—	11,299	—	11,300
Share issuances through employee stock purchase plan	59,688	—	—	—	—	151	—	151
Share-based compensation expense	—	—	—	—	—	1,024	—	1,024
Balance at September 30, 2025	99,303,511	$10	193,507	$—	$(1,019)	$252,646	$(263,911)	$(12,274)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	75,879,025	$8	165,045	$—	$(1,019)	$204,186	$(146,150)	$57,025
Net loss	—	—	—	—	—	—	(19,889)	(19,889)
Issuance of common stock upon vesting of restricted stock units	83,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	84,649	—	—	—	—	73	—	73
Share-based compensation expense	—	—	—	—	—	4,087	—	4,087
Balance at March 31, 2024	76,046,694	$8	165,045	$—	$(1,019)	$208,346	$(166,039)	$41,296
Net loss	—	—	—	—	—	—	(15,479)	(15,479)
Issuance of common stock upon vesting RSUs	1,174,868	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	2,701	—	—	—	—	2	—	2
Share-based compensation expense	—	—	—	—	—	3,387	—	3,387
Balance at June 30, 2024	77,224,263	$8	165,045	$—	$(1,019)	$211,735	$(181,518)	$29,206
Net loss	—	—	—	—	—	—	(16,113)	(16,113)
Issuance of common stock upon vesting RSUs	68,586	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	2,389	—	2,389
Balance at September 30, 2024	77,292,849	$8	165,045	$—	$(1,019)	$214,124	$(197,631)	$15,482
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(53,098)	$(51,481)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	5,312	4,580
Amortization of debt issuance costs and debt discount	7,175	4,711
Write-off of assets from clinical trials segment	2,398	—
Share-based compensation	3,234	9,863
Change in fair value of liability classified warrants	246	(572)
Change in fair value of liability classified conversion option derivatives	13,273	(2,568)
Unrealized loss (gain) on investments	—	(134)
Accretion of discount on investment securities	—	(499)
Deferred taxes	(32)	—
Loss on disposal of property and equipment	—	51
Changes in operating assets and liabilities:
Accounts receivable	(12,949)	(12,142)
Other receivables	(291)	193
Inventories	(8,843)	3,572
Prepaid expenses and other current assets	1,803	(8)
Other assets	3	(27)
Accounts payable	11,929	8,476
Change in operating leases	(274)	650
Accrued expenses and other current liabilities	2,389	4,815
Other non-current liabilities	(95)	(204)
Net cash and cash equivalents used in operating activities	(27,820)	(30,724)
Cash flows from investing activities:
Purchases of property and equipment	(2,140)	(2,034)
Proceeds from asset disposition	126	—
Sales of marketable securities/investments	—	50,000
Net cash and cash equivalents provided by (used in) provided by investing activities	(2,014)	47,966
Cash flows from financing activities:
Proceeds from private placement, net of offering costs	15,359	—
Proceeds from at-the-market offering, net of offering costs	9,952	—
Proceeds from employee stock purchase plan	151	—
Payments made for financing of insurance payments	(691)	(1,002)
Payment of deferred consideration liability for acquisition	—	(2,372)
Principal payments on long-term debt	(20,000)	—
Principal payments on financing leases	(28)	(29)
Common stock issued for warrants exercised	385	—
Common stock issued for options exercised	2,695	75
Net cash and cash equivalents provided by (used in) financing activities	7,823	(3,328)
Net (decrease) increase in cash and cash equivalents	(22,011)	13,914
Cash and cash equivalents at beginning of period	49,669	33,488
Cash and cash equivalents at end of period	$27,658	$47,402
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets in connection with operating lease modifications	$1,372	$—
Proceeds from at the market offering in other current assets	$1,348	$—
Principal exchange of convertible note for preferred stock	$4,111	$—
Purchases of property and equipment included in accounts payable	$266	$1,667
Financed insurance premiums	$540	$—
Supplemental disclosure of cash flow information:

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2025	2024
Cash paid for:
Interest	$3,036	$3,337
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024
(US Dollars in thousands, except share data and proceeds from ATM)
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
Through wholly-owned subsidiaries (including TOI Management, LLC (“TOI Management”)) and affiliated entities, TOI operates combined community clinics and infusion suites staffed with providers who administer latest-generation cancer treatments including chemotherapy, immunotherapy, oncolytics, and radiation oncology. Additionally, TOI provides coordinated case management, drug formulary management, and fully-delegated networks of care providers, all of which we use to drive improved treatment outcomes at the lowest possible cost to our patients and payors. Additionally, TOI operates a specialty pharmacy that includes both in-office and mail-order dispensing for complementary oral and self-injectable medications taken by our patients concurrent with their in-office cancer therapies. Given the scale, breadth, and depth of our oncological expertise, TOI also contributes significantly to clinical research in the fields of oncology, hematology, and supportive medications and devices.

On March 31, 2025, the Company entered into a Research Services Agreement ("RSA") with Helios CR, Inc. ("Helios"), effective May 5, 2025, pursuant to which the Clinical Trials segment is operated by Helios in its entirety under a profit sharing arrangement with the Company. As part of the RSA, there is a Transition Services Agreement, in which certain administrative and professional services are provided by Helios for a certain period of time. Additionally, the Company pays a management fee to Helios on a periodic basis for certain shared services. The Company recognized a $2,398 loss due to the write-off of the segment's net assets for the nine months ended September 30, 2025.
The Company has 120 oncologists and mid-level professionals across 66 clinic locations located within five states: California, Florida, Arizona, Oregon and Nevada. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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
The Company holds, as a result of entering into master services agreements ("MSAs"), variable interests in TOI professional corporations ("TOI PCs"), which it cannot legally own. As of September 30, 2025, TOI held variable interests in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), The Oncology Institute OR, a Professional Corporation ("TOI OR"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 16, the noncontrolling shareholders hold nominal interests in the VIEs and do not participate in the income or loss of the VIEs.
Liquidity
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2025, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $27,658 and an accumulated deficit of $263,911 at September 30, 2025, and a net loss of $53,098 and net cash used in operations of $27,820 for the nine months ended September 30, 2025. On February 26, 2025, the Company entered into an Amendment to the Facility Agreement (see Note 11 - Debt) in which the Company made a partial prepayment of approximately $20,000 together with accrued and unpaid interest. Among other items, the Amendment provided for the removal of the financial covenant that required the Company to hold at least $40,000 of cash and cash equivalents. Additionally, on March 24, 2025, the Company entered into a securities purchase agreement for a private placement that resulted in gross proceeds of approximately $16,500 to the Company before deducting placement agent fees and offering expenses (see Note 13 - Stockholders' Equity). Also, during the three months ended September 30, 2025, the Company sold 3.4 million shares of its Common Stock.
The Company generated approximately $11.8 million in aggregate gross proceeds from sales under the “at-the-market” offering program and paid fees to the sales agents of approximately $471 thousand.
The Company has also taken a number of other actions to increase cash flow. As one of the Company’s strategic priorities in 2024 and beyond, the Company implemented initiatives to reduce costs and more effectively manage working capital, which resulted in a 5% reduction in SG&A expenses compared to the prior year same quarter (unaudited).
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates under different assumptions or conditions. Significant items subject to such estimates and assumptions include judgments related to fee-for-service ("FFS") revenue recognition, estimated FFS accounts receivable and the allowance for credit losses, recoverability of long-lived and intangible assets, recoverability of goodwill, fair values of acquired identifiable assets and assumed liabilities in business combinations, fair value of intangible assets and goodwill, fair value of share-based compensation, fair value of liability classified instruments, and judgments related to deferred income taxes.
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
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and payor type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. There was no allowance for credit losses recorded as of September 30, 2025 and December 31, 2024.
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
The Company performed a qualitative assessment for the three and nine months ended September 30, 2025 and determined it was not necessary to perform the two-step quantitative analysis. The Company determined there was no impairment for the three and nine months ended September 30, 2025.
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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Percentage of Patient Services Net Revenue:
Payor A	13%	18%	14%	17%
There were no major payors with a concentration of gross receivables at September 30, 2025 and December 31, 2024.
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Percentage of Direct Costs:
Vendor A	99%	100%	99%	100%
The concentration of gross payables on a percentage basis for major payors at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Percentage of Gross Payables:
Vendor A	84%	65%

Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of September 30, 2025 and December 31, 2024 consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Oral drug accounts receivable (Dispensary)	$8,845	$6,371
Capitated accounts receivable (Patient Services)	2,902	3,695
FFS accounts receivable, net (Patient Services)	35,338	26,532
Clinical trials accounts receivable	—	1,863
Other trade receivables	12,554	9,874
Total	$59,639	$48,335
There was no allowance for credit losses as of September 30, 2025 and December 31, 2024.
As of January 1, 2024, the accounts receivable balance amounted to $42,360.
During the three and nine months ended September 30, 2025 and 2024, the Company had no net bad debt recoveries and bad debt expense. Credit losses are a result of accounts receivable on completed contracts that were deemed uncollectible during the period due to delayed collection efforts.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Patient services
Capitated revenue	$20,574	$14,813	$56,912	$51,182
FFS revenue	39,621	34,939	112,242	103,484
Subtotal	60,195	49,752	169,154	154,666
Dispensary revenue	75,895	48,210	187,761	132,329
Clinical research trials and other revenue	474	1,939	3,857	6,150
Total	$136,564	$99,901	$360,772	$293,145
Refer to Note 19 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of September 30, 2025, January 1, 2024, and December 31, 2024. Refer to Note 4 for accounts receivable as of September 30, 2025 and December 31, 2024.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. Contract liabilities consist of estimated deductions and expenses related to capitation contracts. As of September 30, 2025 and

December 31, 2024, contract liabilities amounted to $4,900 and $2,351, respectively and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of January 1, 2024, the contract liabilities amounted to $545. During the three and nine months periods ended September 30, 2025 and 2024, the Company recognized revenue of $0 and $718, respectively, related to deferred capitation revenue received (contract liability) as of the beginning of each respective period.
Remaining Unsatisfied Performance Obligations
The accounting terms for the Company’s patient services and dispensary contracts do not extend past a year in duration. Additionally, the Company applies the ‘as invoiced’ practical expedient to its clinical research contracts.
Note 6. Inventories
The Company purchases intravenous chemotherapy drugs and oral prescription drugs from various suppliers.
The Company’s inventories as of September 30, 2025 and December 31, 2024 were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Oral drug inventory	$11,271	$3,483
IV drug inventory	7,611	6,556
Total	$18,882	$10,039
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounted for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. The Company’s investments in cash equivalents at September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money Market Fund	$21,036	$—	$—	$21,036

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$38,657	$5	$—	$38,662

The contractual maturities of the Company's investments in cash equivalents and marketable securities as of December 31, 2024 is as follows:

September 30, 2025 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
Money Market Fund	$21,036	$—	$—	$21,036

December 31, 2024 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$38,662	$—	$—	$38,662
The Company recorded a net unrealized loss of $0 and $6 for the three and nine months ended September 30, 2025, respectively.
Accrued interest receivable on cash equivalents was $39 and $37, respectively, at September 30, 2025 and December 31, 2024, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$21,036	$—	$21,036	—
Financial liabilities:
Derivative warrant liabilities	$262	$—	$262	$—
Conversion option derivative liabilities	13,658	—	—	13,658
There were no transfers between levels for the three and nine months ended September 30, 2025 and twelve months ended December 31, 2024.

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$38,662	$—	$38,662	$—
Financial liabilities:
Derivative warrant liabilities	$17	$—	$17	$—
Conversion option derivative liabilities	385	—	—	385
The carrying amounts of cash, accounts receivable, other receivables, and accounts payable approximate fair value because of the short maturity and high liquidity of these instruments.
The Company measures its investments (including cash equivalents, marketable securities, and non-current investments) at fair value on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy. Investment securities, including U.S. Treasury Bills and Money Market Funds purchased in the secondary market and U.S. Treasury bonds, are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.
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

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis at September 30, 2025:

(in thousands)	Conversion Option Derivative Liabilities
Balance at December 31, 2023	$3,082
Decrease in fair value included in other expense	(2,697)
Balance at December 31, 2024	$385
Change in fair value included in other expense	13,273
Balance at September 30, 2025	$13,658
As of September 30, 2025 and December 31, 2024, the conversion option derivative was valued using a Binomial Lattice, which is considered to be a Level 3 fair value measurement. A summary of the level 3 fair value measurements inputs used in the valuations is as follows:

September 30, 2025
Conversion Option Derivative Liabilities
Unit price	$3.49
Term (in years)	1.86
Volatility	113.00%
Risk-free rate	3.60%
Dividend yield	—
Cost of equity	—

December 31, 2024
Conversion Option Derivative Liability
Unit price	$0.31
Term (in years)	2.60
Volatility	112.80%
Risk-free rate	4.20%
Dividend yield	—
Cost of equity	—
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
The inputs to estimate the fair value of the Company’s conversion option derivative liabilities were the market price of the Company’s common stock, their remaining expected term, the volatility of the Company’s common stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.
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

Note 8. Property and Equipment, Net
The Company accounts for property and equipment at historical cost less accumulated depreciation.
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	September 30, 2025	December 31, 2024
Computers and software	60 months	$4,557	$3,814
Office furniture	84 months	802	786
Leasehold improvements	Shorter of lease term or estimated useful life	12,689	12,502
Medical equipment	60 months	1,482	1,445
Construction in progress		985	106
Finance lease ROU assets	Shorter of lease term or estimated useful life	209	207
Less: accumulated depreciation		(10,010)	(6,972)
Total property and equipment, net		$10,714	$11,888
Depreciation expense for the nine months ended September 30, 2025 and 2024 was $3,048 and $2,259, respectively. Depreciation expense for the three months ended September 30, 2025 and 2024 was $1,006 and $800, respectively.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Compensation, including bonuses, fringe benefits, and payroll taxes	$8,003	$6,975
Contract liabilities	4,900	2,351
Directors and officers insurance premiums	314	770
Deferred acquisition and contingent consideration	168	180
Accrued interest	878	1,136
Repayments on advances	2,272	3,198
Accrued capitated leakage	1,544	1,173
Other liabilities	4,706	5,310
Total accrued expenses and other current liabilities	$22,785	$21,093
Contract liabilities as of September 30, 2025 and December 31, 2024 consist of cumulative adjustments made to capitated revenue recognized in prior periods.
The Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $844 financing arrangement in November 2024 with a maturity date of October 2025 at 7.99% annual interest rate to pay 11 monthly principal payments of approximately $80 in premiums for directors’ and officers’ (“D&O”) insurance coverage through November 2025 to protect against such losses on November 12, 2021. The principal outstanding balance was $79 and $770 as of September 30, 2025 and December 31, 2024, respectively.
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
Lease Expense
The components of lease expense were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs:	$2,006	$1,990	$6,459	$6,211
Finance lease costs:
Amortization of ROU asset	$9	$10	$28	$31
Interest expense	$1	$2	$4	$6
Other lease costs:
Short-term lease costs	$3	$3	$9	$7
Variable lease costs	$470	$415	$1,485	$1,199
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to September 30, 2025 are as follows:

(in thousands)	Operating Leases	Finance Leases
2025 (remaining three months)	$2,208	$10
2026	8,592	39
2027	7,472	29
2028	5,565	—
2029	3,912	—
Thereafter	3,918	—
Total future lease payment	$31,667	$78
Less: amount representing interest	(4,311)	(5)
Present value of future lease payment (lease liabilities)	$27,356	$73
Reported as:
Lease liabilities, current	$7,161	$36
Lease liabilities, noncurrent	20,195	37
Total lease liabilities	$27,356	$73
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (in years)
Operating	4.19	4.83
Finance	1.96	2.85
Weighted-average discount rate
Operating	6.73%	6.57%
Finance	6.71%	6.58%

Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the nine months ended September 30, 2025 and 2024.

(in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment from operating leases	$6,652	$6,289
Financing cash payments for finance leases	32	36
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$846	$2,835
Lease Modifications
During the nine months ended September 30, 2025, the Company extended its lease terms for two clinics in California and one clinic in Arizona. These extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, in the nine months ended September 30, 2025, the Company recognized the difference of $1,372 as an increase to the operating lease liability and to the operating lease right-of-use asset, and $17 as a net increase to rent expense. During the three months ended September 30, 2025, the Company had extended its lease term for one clinic in California. The Company recognized the difference of $118 as an increase to the operating lease liability and to the operating lease right-of-use asset. During the three and nine months ended September 30, 2024, the Company had no lease modifications.
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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain minimum net quarterly revenues of $100,000 during fiscal year 2025 and thereafter. Additionally, the registration rights agreement between the Company and certain stockholders entered into in connection with the Business Combination requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of December 31, 2024.
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

Additionally, in connection with the Private Placement (described in Note 13. Stockholders’ Equity) certain Lenders exercised participation rights and entered into an exchange agreement pursuant to which such Lenders agreed to exchange approximately $4,100 aggregate principal amount of the Company’s Senior Secured Convertible Notes for 37,232.83 shares of common-equivalent Preferred Stock (convertible into 3,723,283 shares of Common Stock) and warrants to purchase 1,861,642 shares of Common Stock at the same prices being paid by the investors in the Private Placement. The fair value of the common-equivalent Preferred Stock and warrants issued was $4,100. The exchange was accounted for as a partial debt extinguishment under ASC 470. As a result, the Company recognized a loss on extinguishment of debt within interest expense of $600 during the nine months ended September 30, 2025, which consisted of a proportionate write-off of unamortized financing costs related to the Facility Agreement.
The Company was in compliance with the amended covenants of the Facility Agreement as of September 30, 2025.

Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of a predefined formula, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of September 30, 2025. No Conversion Shares were issued as of September 30, 2025.
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
Optional Redemption
The Facility Agreement also provides the Company the right to redeem the outstanding principal amount of each note (“Optional Redemption”) for the Optional Redemption Price. The Company shall not effect any Optional Redemption under this Senior Secured Convertible Note unless along with this, the Company effects an optional redemption under all other notes in accordance with the terms thereof, on a pro rata basis, based upon the respective applicable original principal amount of each of the notes outstanding as of the date the notice for Optional Redemption is delivered to the holders.
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
The number of shares to be issued against these warrants and exercise price are each subject to adjustments provided under the terms of Convertible Note Warrants. The Convertible Note Warrants contain certain limits on exercise if, after giving effect to the exercise, the Lender would beneficially own a number of shares of common stock of the Company in excess of those permissible under the terms of the Convertible Note Warrants. Further, the Convertible Note Warrants can be fully or partially settled in cash in certain cases in accordance with the terms of issuance such as when shares issuable upon exercise of the warrants exceed a predefined number, upon occurrence of predefined events of default and upon occurrence of predefined events that will bring a fundamental change in the Company such as merger, consolidation, business combination, recapitalization, reorganization, reclassification or other similar event.
As of September 30, 2025 and December 31, 2024, there were 10,842,525 and 12,839,967 Convertible Note Warrants outstanding, respectively.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 1.86 years remain).
The total issuance costs of $4,924 were allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 1.86 remain).

Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of September 30, 2025 and December 31, 2024 consists of the following:

(in thousands)	September 30, 2025	December 31, 2024
Senior Secured Convertible Note, due August 9, 2027	$85,888	$110,000
Less: Unamortized debt issuance costs	1,282	2,211
Less: Unamortized debt discount	8,411	14,658
Long-term debt, net of unamortized debt discount and issuance costs	$76,195	$93,131
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the three months ended September 30, 2025 and 2024, the effective yield was 10.64% and 13.38%, respectively. The amount of debt issuance costs included in interest expense for the three and nine months ended September 30, 2025 was $1,172 and $7,175, respectively. The amount of debt issuance costs included in interest expense for the three and nine months ended September 30, 2024 was $1,588 and $4,711, respectively. The Company had interest expense of $878 and $2,756 on the Facility Agreement term loan for the three and nine months ended September 30, 2025. The Company had interest expense of $1,125 and $3,349 on the Facility Agreement term loan for the three and nine months ended September 30, 2024. There was $878 and $1,137 accrued interest as of September 30, 2025 and 2024, respectively. There was $1,136 accrued interest as of December 31, 2024.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Additionally, the Lenders' Agent holds shares of common and preferred stock of the Company as of September 30, 2025, and December 31, 2024.

Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of September 30, 2025:

(in thousands)
2025 (remaining three months)	$—
2026	—
2027	85,888
Total debt	$85,888
Note 12. Income Taxes
The Company recorded an income tax benefit of $0 and $131 for the three and nine months ended September 30, 2025, respectively. The Company's effective tax rate was 0.8% and 0% for the three months ended September 30, 2025 and 2024. The Company's effective tax rate was 0.2% and 0% for the nine months ended September 30, 2025 and 2024, respectively.
The Company's effective tax rate for the three and nine months ended September 30, 2025 and 2024 was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the change in the valuation allowance, partially offset by non-deductible expenses.
Note 13. Stockholders' Equity
Common Stock
As of September 30, 2025, there were 99,303,511 shares issued and 97,569,737 shares outstanding of common stock. As of December 31, 2024, there were 77,470,886 shares issued and 75,737,112 shares outstanding of common stock.

Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of September 30, 2025 and December 31, 2024.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. As of September 30, 2025 and December 31, 2024, there were 193,507 shares and 165,045 of preferred stock outstanding, respectively.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of September 30, 2025.
Assumed Public Warrants and Private Placement Warrants
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of September 30, 2025, there are 5,749,986 public warrants outstanding and 2,187,283 private placement warrants outstanding.
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
The private warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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

As of September 30, 2025, all of the Exchange Warrants (Common Warrants) and pre-funded Warrants issued were still outstanding. As of September 30, 2025, there were 8,307,481 Common Warrants outstanding.

At-The-Market Share Issuances

During the three and nine months ended September 30, 2025, the Company sold 2.0 million shares of its Common Stock through its sales agent, B.Riley Securities. The Company generated approximately $7.0 million in aggregate gross proceeds from sales under the “at-the-market” offering program and paid fees to the sales agent of approximately $279 thousand.

During the three and nine months ended September 30, 2025, the Company sold 1.4 million shares of its Common Stock, through its sales agent, BTIG. The Company generated approximately $4.8 million in aggregate gross proceeds from sales under the “at-the-market” offering program and paid fees to the sales agent of approximately $192 thousand.

Note 14. Share-Based Compensation
Non-Qualified Stock Option Plan
On January 2, 2019, the Company issued and adopted the 2019 Non-Qualified Stock Option Plan (the “2019 Plan”) to incentivize directors, consultants, advisors, and other key employees of the Company and its subsidiaries to continue their association by providing opportunities to participate in the ownership and further growth of the Company. The 2019 Plan provides for the grant of options (the “Stock Options”) to shares of common stock of the Company. In conjunction with the Business Combination, the Company amended and fully restated the 2019 Plan through the establishment of the 2021 Incentive Plan (“2021 Plan”).

Stock Options are granted from the pool of shares designated by the appropriate Committee of the Board of Directors. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The grant date fair value of the service vesting and the performance vesting options is recognized as an expense over the requisite service period and upon the achievement of the performance condition deemed probable of being achieved, respectively. The exercise price of each Stock Option shall be determined by the Committee and may not be less than the fair market value of the shares of common stock on the date of grant. Stock Options have 10-year terms, after which they expire and are no longer exercisable.
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
As of September 30, 2025, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 3,374,927. There were no Stock Options granted for the three and nine months ended September 30, 2025.
The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the Stock Option units granted during the nine months ended September 30, 2024 are provided in the following table:

September 30, 2024
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
Stock option activity during the nine months ended September 30, 2025 and 2024 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2025	7,488,859	$1.67
Granted	—	—
Exercised	(2,981,837)	0.90
Forfeited	(315,965)	1.84
Expired	(77,469)	2.58
Balance at September 30, 2025	4,113,588	$2.20	6.14	$7,911
Vested Options Exercisable at September 30, 2025	3,038,899	$2.22	5.52	$6,073

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2024	8,525,262	$1.74
Granted	1,579,393	2.00
Exercised	(87,350)	0.86
Forfeited	(2,034,526)	2.31
Expired	(220,884)	1.19
Balance at September 30, 2024	7,761,895	$1.67	6.63	$—
Vested Options Exercisable at September 30, 2024	5,407,495	$1.51	5.70	$—

Total share-based compensation expense related to stock options during the three and nine months ended September 30, 2025 was $103 and $316, respectively. Total share-based compensation expense relating to stock options during the three and nine months ended September 30, 2024 was $1,551 and $5,881. The total intrinsic value of options exercised during three and nine months ended September 30, 2025 was $1,184 and $8,460, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2024 was $0 and $164, respectively.
At September 30, 2025, there was $427 of total unrecognized compensation cost related to unvested service stock options granted under the 2021 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.86 years as of September 30, 2025. During the nine months ended September 30, 2025, the Company received $2,695 in cash and $5,765 tax benefit from the stock options exercised. The total fair value of shares of common stock vested during the nine months ended September 30, 2025 and 2024 was $1,163 and $356, respectively.
Restricted Stock Units (“RSUs”)
The Company has 3,280,729 and 1,509,737 RSUs outstanding as of September 30, 2025 and December 31, 2024, respectively. The RSUs are service vesting and are valued based on the fair value of the Company’s common stock at the date of grant. The weighted-average grant date fair values of the RSUs granted during nine months ended September 30, 2025 and 2024, were determined to be $1.27 and $0.60, respectively, based on the fair value of the Company’s common stock at the grant date.
A summary of the activity for the RSUs for the nine months ended September 30, 2025 and 2024, respectively, are shown in the following table:

	Nine Months Ended September 30,
	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,509,737	$0.94	2,176,422	$3.50
Granted	4,071,669	1.27	1,381,983	0.60
Vested	(1,837,836)	1.13	(1,326,474)	2.64
Forfeited	(462,841)	1.03	(770,252)	2.66
Unvested at end of year	3,280,729	$1.23	1,461,679	$1.98
The total share-based compensation expense related to RSUs was $863 and $1,723, respectively, during the three and nine months ended September 30, 2025. The total share-based compensation expense related to RSUs was $824 and $3,676, respectively, during the three and nine months ended September 30, 2024.
As of September 30, 2025 there was $3,012 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 3.24 years as of September 30, 2025.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of TOI to issue RSUs of the Company (“Medical RSUs”). Vesting on each annual Medical RSU award is dependent on the participant performing a specified minimum number of service hours during the calendar year (“One-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first quarter of the calendar year following the one-Year Term. During the nine months ended September 30, 2025 and 2024, 997,806 and 387,797 Medical RSU awards were granted, respectively.
The number of Medical RSUs granted to each such participant is determined by the fair market value of the Company's stock price at the grant date and vest immediately. There were no unvested equity-classified Medical RSU awards outstanding as of September 30, 2025 or 2024.

A summary of the activity for the equity-classified Medical RSUs for the nine months ended September 30, 2025 and 2024, respectively, is shown in the following table:

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	—	—
Granted	997,806	387,797
Vested	(997,806)	(387,797)
Forfeited	—	—
Balance at end of period	—	—
Total compensation costs for Medical RSUs was $0 and $1,137 for the three and nine months ended September 30, 2025, respectively. Total compensation costs for Medical RSUs was $237 for the three and nine months ended September 30, 2024. As of September 30, 2025, all Medical RSUs had vested.
Earnout Shares granted to Employees
In connection with the Business Combination, The Company issued Employee Earnout Shares. Employee Earnout Shares vest upon the Company common stock achieving the price per share as provided for in the agreement, so long as the optionee has remained continuously employed by the Company at that date and may be subject to other vesting requirements. Earnout shares were forfeited in November 2024 due to failure to meet earnout targets of TOI's stock price.

A summary of the activity for the Employees Earnout Shares for the nine months ended September 30, 2025 and 2024 is shown in the following table:

	Nine Months Ended September 30,
	2025	2024
Outstanding at beginning of period	—	1,401,064
Granted	—	—
Vested	—	—
Forfeited	—	(607,056)
Outstanding at end of period	—	794,008
The total share-based compensation expense, related to the Employee Earnout Shares during the three and nine months ended September 30, 2025 was $0. The total share-based compensation expense, related to the Employee Earnout Shares during the three and nine months ended September 30, 2024 was $14 and $68, respectively.
Employee Stock Purchase Plan (ESPP)
In connection with the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP”). The 2021 ESPP has reserved 3,591,088 shares of the Company’s common stock for issuance to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the lower of the closing price on the purchase date or the six month closing price average during the contribution period through accumulated payroll deductions. During the three and nine months ended September 30, 2025, the Company issued 59,688 shares of common stock under the ESPP and recognized $58 in share-based compensation expense.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of September 30, 2025 and December 31, 2024.
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

(in thousands)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$4,191	$2,354
Accounts receivable, net	59,615	48,298
Other receivables	—	129
Inventories	18,882	10,039
Prepaid expenses and other current assets	976	1,591
Total current assets	83,664	62,411
Property and equipment, net	37	64
Other assets	534	553
Intangible assets, net	4,533	5,097
Goodwill	2,679	2,679
Total assets	$91,447	$70,804
Liabilities
Current liabilities:
Accounts payable	$33,175	$21,507
Accrued expenses and other current liabilities	17,370	13,912
Amounts due to affiliates	252,501	238,577
Total current liabilities	303,046	273,996
Other non-current liabilities	26	5
Total liabilities	$303,072	$274,001
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL, TOI OR, and TOI TX, which represents nominal noncontrolling interests. The noncontrolling interests do not participate in the profit or loss of TOI CA, TOI FL, TOI OR or TOI TX, however.
Note 17. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date value and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill.

Intangible Assets
As of September 30, 2025, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(13,585)	$8,606
Trade names	10 years	6,650	(3,737)	2,913
Noncompete agreements	8 years	3,191	(2,978)	213
Total intangible assets		$32,032	$(20,300)	$11,732
As of December 31, 2024, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(12,054)	$10,137
Trade names	10 years	6,650	(3,247)	3,403
Clinical contracts and noncompete agreements	8 years	3,191	(1,921)	1,270
Total intangible assets		$32,032	$(17,222)	$14,810
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of September 30, 2025 is as follows:

(in thousands)	Amount
Year ending December 31:
2025 (remaining three months)	$717
2026	2,840
2027	2,713
2028	2,615
2029	453
Thereafter	2,394
Total	$11,732
The aggregate amortization expense during the three months ended September 30, 2025 and 2024 was $717 and $774, respectively. The aggregate amortization expense during the nine months ended September 30, 2025 and 2024 was $2,264 and $2,321, respectively.

Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, dispensary, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of September 30, 2025 and December 31, 2024 is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Patient services	$2,679	$2,679
Dispensary	4,551	4,551
Clinical trials & other	—	—
Total goodwill	$7,230	$7,230
There was $7,230 of goodwill for the three and nine months ended September 30, 2025 and for the year ended December 31, 2024, respectively.
The accumulated goodwill impairment for patient services was $26,179 as of September 30, 2025, December 31, 2024 and January 1, 2024. The accumulated goodwill impairment for clinical trials & others was $632 as of September 30, 2025 and December 31, 2024. There was no accumulated goodwill impairment for dispensary as of September 30, 2025, December 31, 2024 and January 1, 2024.
Note 18. Net Loss Per Share
The following table sets forth the computation of the Company's basic and diluted net loss per share to common stockholders for the three and nine months ended September 30, 2025 and 2024.

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to TOI	$(16,504)	$(16,113)	$(53,098)	$(51,481)
Net loss attributable to TOI available for distribution	(16,504)	(16,113)	(53,098)	(51,481)
Net loss attributable to participating securities, basic and diluted	(2,734)	(2,890)	(9,220)	(9,302)
Net loss attributable to common stockholders, basic and diluted	$(13,770)	$(13,223)	$(43,878)	$(42,179)
Weighted average common shares outstanding, basic and diluted	97,474,797	75,524,823	89,333,733	74,838,340
Net loss income per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.18)	$(0.49)	$(0.56)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible note	10,505,428	12,839,967	10,505,428	12,839,967
Stock options	4,113,588	7,761,895	4,113,588	7,761,895
RSUs	3,280,729	1,461,679	3,280,729	1,461,679
Earnout Shares	—	794,008	—	794,008
Public Warrants	5,749,986	5,749,986	5,749,986	5,749,986
Private Warrants	2,187,283	3,177,542	2,187,283	3,177,542
Common Warrants in connection with private placement and exchange agreement	8,307,481	—	8,307,481	—
Pre-Funded Warrants in connection with private placement	2,886,614	—	2,886,614	—
Note 19. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: dispensary, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Patient services	$60,195	$49,752	$169,154	$154,666
Dispensary	75,895	48,210	187,761	132,329
Clinical trials & other	474	1,939	3,857	6,150
Consolidated revenue	$136,564	$99,901	$360,772	$293,145

Direct costs
Intravenous (IV) drug costs	$36,822	$28,749	$101,035	$91,404
Clinician salaries and benefits	14,769	14,940	42,854	44,775
Medical supplies and other	2,981	1,429	8,913	4,958
Total patient services (A)	$54,572	$45,118	$152,802	$141,137
Dispensary (B)	63,072	40,091	154,021	111,701
Clinical trials & other (C)	—	326	279	946
Total segment direct costs	$117,644	$85,535	$307,102	$253,784
Depreciation expense
Patient services	$737	$559	$2,259	$1,574
Dispensary	2	31	8	92
Clinical trials & other	—	—	32	—
Total segment depreciation expense	$739	$590	$2,299	$1,666

Amortization of intangible assets
Patient services	$717	$718	$2,154	$1,437
Clinical trials & other	—	55	110	110
Total segment amortization	$717	$773	$2,264	$1,547

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income
Patient services	$4,169	$3,357	$11,939	$10,518
Dispensary	12,821	8,088	33,732	20,536
Clinical trials & other	474	1,558	3,436	5,094
Total segment operating income	$17,464	$13,003	$49,107	$36,148
Other items not allocated to segments:
Selling, general and administrative expense	$25,251	$26,646	$77,534	$82,970
Non-segment depreciation and amortization	267	210	749	1,367
Total consolidated operating loss	$(8,054)	$(13,853)	$(29,176)	$(48,189)
Interest expense, net	1,920	2,225	9,360	6,328
Change in fair value of derivative warrant liabilities	150	(20)	246	(572)
Change in fair value of conversion option derivative liabilities	5,977	—	13,273	(2,568)
Other, net	403	55	1,174	104
Consolidated loss before provision for income taxes	$(16,504)	$(16,113)	$(53,229)	$(51,481)

(in thousands)	September 30, 2025	December 31, 2024
Assets
Capitated accounts receivable	$2,902	$3,695
FFS accounts receivable	35,338	26,532
IV drug inventory	7,611	6,556
Other assets	28,240	31,667
Patient services	74,091	68,450

Oral drug accounts receivable	8,845	6,371
Oral drug inventory	11,271	3,483
Other assets	7,105	4,574
Dispensary	27,221	14,428

Clinical trials & other	4,025	7,974
Non-segment assets	58,282	81,865
Total assets	$163,619	$172,717
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
Note 20. Related Party Transactions
Related party transactions include payments for consulting services provided to the Company, clinical trials, board fees and expenses. Related party payments for the three and nine months ended September 30, 2025 and 2024 were as follows:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
	Type	2025	2024	2025	2024
Karen M Johnson	Board Fees	$19	$19	$56	$58
Richard Barasch	Board Fees	—	—	—	5
Anne M. McGeorge	Board Fees	19	19	56	56
Mohit Kaushal	Board Fees	19	19	59	58
Maeve O'Meara Duke	Board Fees	—	19	—	57
M33 Growth LLC (Gabe Ling)	Board Fees	19	19	58	59
Mark L. Pacala	Board Fees	19	19	56	57
Brad Hively	Board Fees	19	29	56	66
Total		$114	$143	$341	$416
There are no outstanding related party balances at September 30, 2025 and December 31, 2024, other than the debt balance (See Note 11).
Note 21. Subsequent Events
In October 2025, the Company sold 752 thousand shares of its Common Stock through its sales agent, B.Riley Securities. The Company generated approximately $2.6 million in aggregate gross proceeds from sales under the “at-the-market” offering program and paid fees to the sales agent of approximately $106 thousand.

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
Through wholly-owned subsidiaries and affiliated entities, TOI operates combined community clinics and infusion suites staffed with providers who administer latest-generation cancer treatments including chemotherapy, immunotherapy, oncolytics, and radiation oncology. Additionally, TOI provides coordinated case management, drug formulary management, and fully-delegated networks of care providers, all of which we use to drive improved treatment outcomes at the lowest possible cost to our patients and payors. Additionally, TOI operates a specialty pharmacy that includes both in-office and mail-order dispensing for complementary oral and self-injectable medications taken by our patients concurrent with their in-office cancer therapies. Given the scale, breadth, and depth of our oncological expertise, TOI also contributes through a third party significantly to clinical research in the fields of oncology, hematology, and supportive medications and devices.
The Company has 120 oncologists and mid-level professionals across 66 clinic locations located within five states: California, Florida, Arizona, Oregon and Nevada. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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
Dispensary and pharmacy
Oral prescription drugs prescribed by doctors to their patients are sold directly through the TOI PCs’ dispensaries. Revenue for the prescriptions is based on fee schedules set by various PBMs and other third-party payors. The fee schedule is often subject to direct and indirect remuneration (“DIR”) fees, which are based primarily on pre-established metrics. DIR fees may be assessed in the periods after payments are received against future payments. The Company recognizes revenue, deducted by actual and estimated DIR fees, at the time the patient takes possession of the oral drug.
Clinical trials & other revenue
The TOI PCs also enter into contracts to perform clinical research trials. The terms for clinical trial contracts last many months as the clinical research is performed. Each contract represents a single, integrated set of research activities that are satisfied over time as the output of results from the trial is captured for the trial sponsor to review. Under the clinical trial contracts, the TOI PCs receive a fixed payment for administrative, set-up, and close-down fees; a fixed amount for each patient site visit; and certain expense reimbursements. The Company recognizes revenue for these arrangements on the fees earned to date based on the state of the trial, as established under contract with the customer. Effective May 2025, the Clinical Trials segment is operated by a third party in its entirety under a profit sharing arrangement with the Company.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Patient services	44.1%	49.8%	46.9%	52.8%
Dispensary	55.6%	48.3%	52.0%	45.1%
Clinical trials & other	0.3%	1.9%	1.1%	2.1%
Total operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct costs – patient services	40.0%	45.2%	42.4%	48.1%
Direct costs – dispensary	46.2%	40.1%	42.7%	38.1%
Direct costs – clinical trials & other	—%	0.3%	0.1%	0.3%
Selling, general and administrative expense	18.5%	26.7%	21.5%	28.3%
Depreciation and amortization	1.3%	1.6%	1.5%	1.6%
Total operating expenses	106.0%	113.9%	108.2%	116.4%
Loss from operations	(6.0)%	(13.9)%	(8.2)%	(16.4)%
Other non-operating expense (income)
Interest expense, net	1.4%	2.2%	2.6%	2.2%
Change in fair value of derivative warrant liabilities	0.1%	—%	0.1%	(0.3)%
Change in fair value of conversion option derivative liabilities	4.4%	—%	3.7%	(0.9)%
Other, net	0.3%	0.1%	0.4%	0.2%
Total other non-operating loss	6.2%	2.3%	6.8%	1.2%
Loss before provision for income taxes	(12.2)%	(16.2)%	(15.0)%	(17.6)%
Income tax benefit	—%	—%	—%	—%
Net loss	(12.2)%	(16.2)%	(15.0)%	(17.6)%

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Patient services	$60,195	$49,752	$10,443	21.0%	$169,154	$154,666	$14,488	9.4%
Dispensary	75,895	48,210	27,685	57.4%	187,761	132,329	55,432	41.9%
Clinical trials & other	474	1,939	(1,465)	(75.6)%	3,857	6,150	(2,293)	(37.3)%
Total operating revenue	$136,564	$99,901	$36,663	36.7%	$360,772	$293,145	$67,627	23.1%
Patient services
The increase in patient services revenue for the three and nine months ended September 30, 2025 compared to the same periods in the prior year was primarily due to a 11.7% and 5.7% increase in FFS revenue, respectively. This was driven by momentum in new markets in addition to the impact of our investments in referral relationship management, steady patient volumes, and call center expansion.
Dispensary
The increase in dispensary revenue for three months ended September 30, 2025 as compared to the same quarter prior year was primarily due to a 97.7% increase in the number of fills due to the continued growth in the attachment of prescriptions to our patient visits, offset by a 20.4% decrease in the average revenue per fill. Dispensary revenue increased 41.9% for the nine months ended September 30, 2025 as compared to same quarter prior year primarily due to a 81% increase in the number of fills, offset by a 13.1% decrease in average revenue per fill. This is driven by increases in both our capitated and fee-for-service lives, and improved performance of our retail and MID pharmacies through higher prescription volumes and greater pharmacy attachment within our network.
Clinical trials & other
The decrease in clinical trials and other revenue was due to the profit sharing agreement as described in Note 1 of the financial statements, compared to the three and nine months ended September 30, 2024.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Direct costs – patient services	$54,572	$45,118	$9,454	21.0%	$152,802	$141,137	$11,665	8.3%
Direct costs – dispensary	63,072	40,091	22,981	57.3%	154,021	111,701	42,320	37.9%
Direct costs – clinical trials & other	0	326	(326)	(100.0)%	279	946	(667)	(70.5)%
Selling, general and administrative expense	25,251	26,646	(1,395)	(5.2)%	77,534	82,970	(5,436)	(6.6)%
Depreciation and amortization	1,723	1,573	150	9.5%	5,312	4,580	732	16.0%
Total operating expenses	$144,618	$113,754	$30,864	27.1%	$389,948	$341,334	$48,614	14.2%

Patient services cost
The increase in patient services cost for the three months ended September 30, 2025 as compared to the same quarter prior year was primarily due to a 17.7% increase in intravenous drug costs, driven by the Company's patient mix and volume, offset by a 1.8% decrease in clinical payroll costs as the Company adjusts physician compensation to better match performance, as well as increases use of advanced practice providers which results in a more efficient labor mix. Patient service costs for the nine months ended September 30, 2025 as compared to the same period prior year were relatively stable as both revenue and margin in both capital and fee-for-service increased.
Dispensary cost
The increase in dispensary cost for the three months ended September 30, 2025 was primarily due to a 97.7% increase in the number of prescriptions filled offset by a 20.4% decrease in the average cost of the prescriptions filled, as compared to the three months ended September 30, 2024. The increase in dispensary cost for the nine months ended September 30, 2025 was primarily due to a 60.7% increase in the number of prescriptions filled offset by a 13.6% decrease in the average cost of the prescriptions filled, as compared to the nine months ended September 30, 2024.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expenses in Q3 2025 were $25.4 million, compared with $26.6 million, in the same quarter 2024, a decrease of 4.5%. SG&A for the nine months ended September 30, 2025 decreased 6.6% as compared to the same period prior year. The decrease in SG&A expenses was due to our cost discipline and operational efficiency. We believe there is further leverage in the model with increased scale, as well as the adoption of AI enablement. We are planning to launch AI pilots around prior-authorization and denial automation, and to launch a next-generation call center in the fourth quarter.

Other Non-Operating Expense (Income)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Interest expense, net	$1,920	$2,225	$(305)	(13.7)%	$9,360	$6,328	$3,032	47.9%
Change in fair value of derivative warrant liabilities	150	(20)	170	(850.0)%	246	(572)	818	(143.0)%
Change in fair value of conversion option derivative liabilities	5,977	—	5,977	—%	13,273	(2,568)	15,841	(616.9)%
Other, net	403	55	348	632.7%	1,174	104	1,070	1028.8%
Total other non-operating loss	$8,450	$2,260	$6,190	273.9%	$24,053	$3,292	$20,761	630.7%
Interest expense, net
The increase in interest expense for the nine months ended September 30, 2025 compared to the prior year same period was primarily the result of a prepayment related to the Senior Secured Convertible Note in which the Company recognized a loss of extinguishment of debt of $2,900 during the first quarter of 2025, offset by accretion related to marketable treasury securities. The decrease in interest expense for the three months ended September 30, 2025 as compared to the prior year same quarter was primarily the result of the February 2025 prepayment related to the Senior Secured Convertible Note causing a decrease in interest expense related to the debt.
Change in fair value of liabilities
The increase in the fair value of liabilities was primarily due to a $5,977 and $13,273 unfavorable increase in the fair value of conversion option derivative liabilities due to the stock price increasing for the three and nine months ended September 30, 2025, respectively, compared to $0 and $(2,568) change in the fair value of the conversion option derivative liabilities for the three and nine months ended September 30, 2024, respectively.

Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Clinics (1)	80	86	80	86
Markets	22	14	22	14
Lives under value-based contracts (millions)	1.9	1.9	1.9	1.9
Adjusted EBITDA (in thousands) (2)	$(3,459)	$(8,196)	$(12,555)	$(27,847)
(1)     Includes independent oncology practices to which we provide limited management services, but do not bear the operating costs.
(2) Adjusted EBITDA is a "non-GAAP" financial measure within the meaning of Item 10 of Regulation S-K promulgated by the SEC. The Company defines Adjusted EBITDA as net income (loss) adjusting for:
•Depreciation and amortization,
•Interest expense, net,
•Income tax and other taxes
•Non-cash addbacks,
•Share-based compensation,
•Changes in fair value of liabilities,
•Unrealized (gains) losses on investments
•Practice acquisition-related costs,
•Post combination compensation,
•Consulting fees,
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

The following tables provide a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Net loss	$(16,504)	$(16,113)	$(391)	2.4%
Depreciation and amortization	1,723	$1,573	150	9.5%
Interest expense, net	1,920	$2,225	(305)	(13.7)%
Income tax and other taxes	(10)	$—	(10)	—%
Non-cash addbacks(1)	164	$(102)	266	(260.8)%
Share-based compensation	1,024	$2,389	(1,365)	(57.1)%
Changes in fair value of liabilities	6,127	$(20)	6,147	(30,735.0)%
Unrealized (gains) losses on investments	—	$(18)	18	(100.0)%
Post-combination compensation expense(2)	13	$45	(32)	(71.1)%
Consulting fees(3)	782	$352	430	122.2%
Infrastructure and workforce costs(4)	1,302	$1,473	(171)	(11.6)%
Adjusted EBITDA	$(3,459)	$(8,196)	$4,737	(57.8)%
(1)    During the three months ended September 30, 2025, non-cash addbacks was primarily comprised of certain expenses incurred through our shared services agreement with Helios of $318, offset by non-cash rent expense of $154. During the three months ended September 30, 2024, non-cash addbacks were primarily comprised of non-cash rent of $104 offset by net credit loss of $2.
(2)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(3)    Consulting fees were comprised of a subset of the Company’s total consulting fees, and related to certain non-recurring advisory projects during the three months ended September 30, 2025. During the three months ended September 30, 2024, these fees related to non-recurring advisory projects and software implementations.
(4)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $207 and $218, severance expenses resulting from cost rationalization programs of $40 and $67, temporary labor of $2 and $142, stop-loss contract timing of approximately $62 and $0, and non-recurring legal fees related to infrastructure build out and settlements of $551 and $948 during the three months ended September 30, 2025 and 2024, respectively.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Net loss	$(53,098)	$(51,481)	$(1,617)	3.1%
Depreciation and amortization	5,312	4,580	732	16.0%
Interest expense, net	9,360	6,328	3,032	47.9%
Income tax and other taxes	(24)	—	(24)	—%
Non-cash addbacks(1)	2,223	(210)	2,433	(1,158.6)%
Share-based compensation	3,234	9,862	(6,628)	(67.2)%
Changes in fair value of liabilities	13,519	(3,140)	16,659	(530.5)%
Unrealized (gains) losses on investments	6	(134)	140	(104.5)%
Post-combination compensation expense(2)	39	361	(322)	(89.2)%
Consulting fees(3)	1,621	772	849	110.0%
Infrastructure and workforce costs(4)	5,252	5,197	55	1.1%
Transaction costs(5)	1	18	(17)	(94.4)%
Adjusted EBITDA	$(12,555)	$(27,847)	$15,292	(54.9)%

(1)    During the nine months ended September 30, 2025, non-cash addbacks was comprised of the write-off of the net assets of the Clinical Trials segment and certain expenses incurred through our shared services agreement with Helios of $2,716, offset by non-cash rent expense of $492. During the nine months ended September 30, 2024, non-cash addbacks were primarily comprised of non-cash rent of $261, offset by net reversal of bad debt recovery of $51.
(2)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(3)    Consulting fees were comprised of a subset of the Company’s total consulting fees, and related to certain non-recurring advisory projects during the nine months ended September 30, 2025 and 2024.
(4)    Infrastructure and workforce costs were primarily comprised of non-recurring legal fees related to infrastructure build out and settlements of $1,820 and $3,307, recruiting expenses to build out corporate infrastructure of $634 and $930, severance expenses resulting from cost rationalization programs of $229 and $219, stop-loss contract timing of approximately $1,160 and $0, and temporary labor of $217 and $468 during the nine months ended September 30, 2025 and 2024, respectively.
(5)    Transaction costs incurred during the nine months ended September 30, 2025 and 2024 were comprised of consulting, legal, administrative and regulatory fees associated with non-recurring due diligence projects.
Liquidity and Capital Resources
General
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2025, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $27,658 and an accumulated deficit of $263,911 at September 30, 2025, and a net loss of $53,098 and net cash used in operations of $27,820 for the nine months ended September 30, 2025. In February 2025, the Company entered into an Amendment to the Facility Agreement (see Note 11 - Debt) in which the Company made a partial prepayment of approximately $20,000 together with accrued and unpaid interest. Among other items, the Amendment provided for the removal of the financial covenant that required the Company to hold at least $40,000 of cash and cash equivalents in accounts that are subject to control agreements in favor of the Agent. Additionally, on March 24, 2025, the Company entered into a securities purchase agreement for a private placement that resulted in gross proceeds of approximately $16,500 to the Company before deducting placement agent fees and offering expenses (see Note 13 - Stockholders' Equity). Additionally, the Company's lender and existing investor, entered into an exchange agreement, in which approximately $4,100 aggregate principal amount of the Company's senior secured convertible notes was exchanged for common-equivalent preferred stock and warrants for common stock.
In the third quarter of 2025, the Company generated approximately $11.8 million in aggregate gross proceeds from sales under the “at-the-market” offering program and paid fees to the sales agents of approximately $471 thousand.
The Company has also taken a number of other actions to increase cash flow. As one of our strategic priorities in 2024 and beyond, the Company implemented an initiative to eliminate cash burn. Due to efforts towards working capital management that saw improvements across receivables, inventory, and payables, the Company was able to improve cash flow from operations of approximately $2,904 for the nine months ended September 30, 2025 over the prior year same period. Additionally, we generated a 5% reduction in SG&A expenses compared to the prior year same quarter directly as a result of our ongoing efforts to streamline operations, improve efficiency, and optimize our overhead resourcing.
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

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Net cash and cash equivalents used in operating activities	$(27,820)	$(30,724)	$2,904	(9)%
Net cash and cash equivalents provided by (used in) provided by investing activities	(2,014)	47,966	(49,980)	(104)%
Net cash and cash equivalents provided by (used in) financing activities	7,823	(3,328)	11,151	(335)%
Net (decrease) increase in cash and cash equivalents	$(22,011)	$13,914	$(35,925)	(258)%
Cash and cash equivalents at beginning of period	49,669	33,488	16,181	48%
Cash and cash equivalents at end of period	$27,658	$47,402	$(19,744)	(42)%
Operating Activities
Significant changes impacting net cash and cash equivalents used in operating activities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 were as follows:
•Increase in amortization of debt issuance cost and debt discount of $2,464 due to the decrease of the convertible note principal in connection with the debt amendment and exchange agreement;
•Write-off of net assets related to the clinical trials segment of $2,398;
•Increase in loss of $16,659 related to the change in the fair value of liabilities due to the increase in stock price over the prior year;
•Share based compensation for the nine months ended September 30, 2025 decreased by $6,629 compared to the same period prior year due to the cancellation of earnout shares in November 2024 and the full vesting of RSUs and options;
•Cash used by inventory decreased $12,415 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to quarterly drug buy-ins at period end for participation in rebate programs with our primary supplier; and
•Cash provided by accounts payable and accrued expenses increased by $1,027 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to cash management initiatives with our vendors.
Investing Activities
Net cash provided by (used in) investing activities decreased $49,980 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to the increase in sales of marketable securities of $50,000 during the same period in the prior year, which did not occur in the current period.
Financing Activities
Net cash provided by (used in) financing activities increased $11,151 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to principal payments on the convertible note of $20,000, offset by proceeds from the private placement offering of $15,359, common stock issued through offerings of $9,952, and an increase in proceeds from options and warrants exercised of $3,005 during the nine months ended September 30, 2025.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of debt servicing requirements, operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of September 30, 2025.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2025	2026-2027	2028-2029	Thereafter	Total
Convertible note[1]	$878	$92,349	$—	$—	$93,227
Operating leases	2,208	16,064	9,477	3,918	31,667
Deferred acquisition and contingent consideration	168	—	—	—	168
Other[2]	250	68	—	—	318
Total material cash requirements	$3,504	$108,481	$9,477	$3,918	$125,380
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
Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. The Company holds variable interests in the TOI PCs, comprised of TOI CA, TOI FL, TOI OR and TOI TX due to jurisdictional laws governing the corporate practice of medicine or other restrictions. The TOI PCs employ physicians and other clinicians in order to provide professional services to patients of our managed clinics, and under substantially similar MSAs, we serve as the exclusive manager and administrator of the TOI PCs’ non-medical functions and services. The TOI PCs are considered variable interest entities (“VIEs”) as they do not have sufficient equity to finance their activities without additional financial support from the Company. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power), and (2) the obligation to absorb the losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power to control all financial activities of the TOI PCs, the rights to receive substantially all benefits from the VIEs, and consequently consolidates the TOI PCs. Revenues, expenses, and income along with the balance sheet accounts from the TOI

PCs are included in the consolidated amounts as presented on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.
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
Clinical Research & Other
Clinical research contracts represent a single, integrated set of research activities and thus are a single performance obligation. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of arrangement and furthers progress of the clinical trial. The Company has elected to recognize revenue for clinical trials using the ‘as-invoiced’ practical expedient. The customer is invoiced periodically based on the progress of the trial such that each invoice captures the revenue earned to date based on the state of the trial as established under contract with the customer. Effective May 2025, the Clinical Trials segment is operated by a third party in its entirety under a profit sharing arrangement with the Company.

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
Interest Rate Risk
We held cash and cash equivalents of $27,658 as of September 30, 2025, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in our internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our shareholders. Among other changes, this legislation (i) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (ii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. We are currently evaluating the provisions of OBBBA, but do not expect it to have a material impact on our Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, Yale Podnos, an officer of the Company, adopted a Rule 10b5-1 trading plan as of August 26, 2025 providing for the sale of up to an aggregate amount of 46,903 shares of common stock during the period until September 30, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934 and our policies regarding transactions in our securities.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.1	March 25, 2025
3.5	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.2	March 25, 2025
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
4.5	Form of pre-funded Warrant	8-K	001-39248	4.1	March 25, 2025
4.6	Form of Common Warrant	8-K	001-39248	4.2	March 25, 2025
4.7	Form of Deerfield Common Warrant	8-K	001-39248	4.3	March 25, 2025
10.1	At-The-Market Sales Agreement, dated August 13, 2025 between The Oncology Institute, Inc. and BTIG, LLC	10-Q	001-39248	10.1	August 13, 2025
10.2	At-The-Market Sales Agreement, dated August 13, 2025 between The Oncology Institute, Inc. and B. Riley Securities, Inc.	10-Q	001-39248	10.2	August 13, 2025
10.3*	Employment Agreement, dated July 7, 2025, between TOI Management, LLC and Kristin England					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on November 13, 2025.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Robert Carter
Robert Carter
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)