Form 10-K
period 2025-12-31
Oncology Institute, Inc.
filed 2026-03-12
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of $2.05 per shares of the Registrant’s common stock as reported by the Nasdaq Capital Market as of June 30, 2025, was approximately $137.2 million.
The registrant had outstanding 98,839,144 shares of common stock as of March 5, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on June 17, 2026, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025.

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
TOI treats patients across 17 markets and five states throughout the United States, via our 65 clinics owned by affiliated physicians and staffed with 116 providers (the "TOI PCs"), 81 independently-owned clinics which are contracted with TOI's managed services organization, as well as our contracted network of 198 independent providers unaffiliated with TOI in instances where TOI is the fully delegated market manager under a value-based contract.
Through this network, TOI managed a population of approximately 2.0 million patients under value-based agreements as of December 31, 2025.

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
Value-based
TOI offers value-based contracts to payors, including managed care organizations and other risk-bearing entities, who are interested in transferring both the risk and responsibility for managing outpatient oncology care to us. These arrangements can take multiple different forms, but typically involve a population-level assignment, where TOI receives 100% share of a patient population and is paid either a fixed amount per member on a regular (typically monthly) schedule, or, less commonly, is paid/recoups a portion of gains/losses at the end of a measurement period. In this way, TOI receives a predictable, recurring payment for oncology care, and generates a profit to the extent the actual cost of oncology care for our contracted patient populations is less than this fixed payment. Generally, we are able to offer fixed payments to payors that represent a discount to the historical oncology cost and/or cost trend for these patient populations, while still generating positive profitability for TOI. We do this through active management of clinical pathways and drug formulary, incorporating best clinical practices and recognized quality metrics, using both our affiliated and MSO clinics, as well as negotiating network contracts with third-party providers. TOI's decade-plus of experience efficiently managing oncology populations, intensive clinical interventions, and TOI's comprehensive knowledge of therapeutic options across both pharmaceuticals and radiation therapy position us to effectively manage these contracts in a way that adds value to both our payor partners and patients.

Specialty Pharmacy
TOI operates specialty and retail pharmacies in all 5 states through which we are capable of filling medication orders that are incidental or coincidental to our patients' oncology care. Often patients undergoing outpatient oncology treatment are receiving a combination of IV-infused, oral, and injectable medications, for oncology treatment as well as other co-occurring conditions, making our populations particularly relevant for pharmacy services on therapeutics that are not provider-administered within the clinic and therefore would typically fall outside of our traditional Patient Services fee for service business. Because of the relationship derived from the repeated visits and close consultation that occurs during treatment for an active oncology episode, our patients develop a relationship to providers in the TOI clinics, as well as a cadence of regular visits. This provides TOI a complementary opportunity to service these patients by ordering and filling oral, IV, and injectable medications that the patients frequently self-administer or have administered inside or outside of TOI's clinics. For these medications, we are typically billing patients' pharmacy benefit managers, which are generally incorporated within patients' managed care plans, whether commercial or government. Pharmacy claims are generally billed at the time medication is ordered, along with a customary patient co-pay, which TOI seeks to collect at the time of pickup. Reimbursement for the pharmacy is generally calculated using a wholesale acquisition cost, or WAC-minus basis, which is on average a higher rate than TOI is able to procure the medication from its vendors.
Clinical Trials and Other
Through TOI Clinical Research, LLC ("TCR"), the clinical research arm of our affiliated professional corporations, or TOI PCs, we also provide and manage clinical trial services and research for the benefit of cancer patients, as well as palliative care for patients in the last stages of disease. Many of our services, such as managing clinical trials and palliative care programs, are traditionally accessed through academic and tertiary care settings, while the TOI PCs bring these services to patients in a community setting, by which we mean, providing care in our convenient clinic locations rather than academic or tertiary care settings. Revenue in our clinical trials business is billed to pharmaceutical companies or the contract research organizations engaged by pharmaceutical companies to administer their trials, and paid in arrears based on which individual medical procedures were performed on enrolled patients during the course of the trial. See Note 1 of the consolidated financial statements for the profit sharing arrangement TOI entered into in 2025 with Helios Clinical Research.

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
In 2025, we generated more than 46% of our revenue from patients who are covered by value-based contracts. Historically, our value-based contracts have predominantly taken the form of capitated contracts. Our capitated contracts remove incentives to drive up costs, and they also have incentives for meeting or exceeding certain quality metrics. In some capitated contracts we are penalized if we fail to meet certain quality metrics. In other capitated contracts, we receive bonuses/rewards if we meet or exceed certain quality metrics. Our value-based contracts could also take on other forms, such as sharing with payors in the cost savings generated for specific medical oncology costs (which we refer to as 'gain-sharing' contracts), along with incentives to meet certain quality metrics. These contracts, despite their modifications on how reimbursement is structured, still meet the definition of value-based care. We and our affiliated providers have contractual relationships with payors serving a variety of patients, including Medicare Advantage ("MA"), Medicaid, and commercial patients. These payors include affiliates of Anthem, CareMore Health, Heritage Provider Network and Optum Care.
In 2025, we continued to evolve the way we structure our value-based arrangements, particularly in areas of the country where there is an increased desire and capability from managed care groups to fully delegate traditional managed care services for the treatment of oncology to providers like TOI. Under this model, which we refer to as "full delegation" TOI performs not only the traditional function of care provider for a portion of patients, but also functions more classically executed by the managed care industry, including utilization management, network construction, and claims adjudication. Under this full delegation model, TOI is paid a capitation by the payor on a similar per-member, per-month basis as TOI's traditional capitation model. Using these funds, TOI is then responsible for management of the oncology care for patients seen at both TOI clinics, as well as at independent clinics within the network constructed and managed by TOI. With both TOI and network providers, TOI is responsible for authorizing and paying relevant claims. We believe that these new contracting methodologies are furthering our mission to provide access to world-class oncology care, in an affordable manner, to underserved populations, allowing us to be an even more engaged partner to our payors for populations beyond those serviced directly in a TOI clinic.
We believe that our position in the market and focus on elevating the state of oncology care with a value-based care model positions our affiliated providers well for future growth. Our technology platform supports this growth and enables the TOI PCs to standardize and deliver consistent value-based care at scale. We believe that our model will support growth into new markets, and allow us to continue to service more patients across the United States.
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
We have entered into stock transfer restriction agreements with the physician shareholders of each of the TOI PCs. Under the stock transfer agreements, the shareholder is restricted from transferring (voluntarily or involuntarily) his or her shares in the applicable TOI PC and its subsidiaries. Upon the occurrence of certain events, including the shareholder’s death, disqualification from the practice of medicine or participation in Medicare or any other federal or state government healthcare programs, termination of employment with the TOI PC, suspension of his or her medical license, being charged with or convicted of certain crimes, the shares will be immediately transferred for a nominal amount to a qualified physician designated by us. Concurrently with any such transfer, the shareholder will be deemed to have resigned as a director and officer of the TOI PC. In addition, the shareholder agrees not to cause the TOI PC to issue any dividends, to amend any governing documents of the TOI PC, or to enter into any sale, merger or similar agreement. We have also entered into medical director agreements with each physician under which the physician provides certain administrative services to the TOI PCs on our behalf for nominal compensation. Each of the medical director agreements may be terminated by either party for convenience.

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
Our Care Model
Since our founding over 15 years ago, we have built a solid track record around our comprehensive, community-based care model for value-based oncology care. Our care model is focused on delivering personalized, evidenced-based care, consistently, and at scale. We seek to deliver better patient outcomes for lower costs, and to care for more of our payors’ patient populations.
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

While the TOI PCs treat patients under both value-based and FFS contracts, our affiliated providers’ approach to care focuses on achieving the best outcomes at the lowest cost, regardless of the reimbursement methodology. We have developed a High Value Cancer Care, or HVCC, program, in which patients are able to access targeted care resources that augment and support their treatment. Our treatment regimens are based on algorithms established by the NCCN and are evidence-based. NCCN is a not-for-profit alliance of 32 leading cancer centers devoted to patient care, research and education (not including TOI). NCCN focuses on improving cancer care through the input of clinical thought leaders at its member organizations. NCCN publishes guidelines developed from evidence- based medicine to ensure that all cancer patients receive preventative, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes. The NCCN guidelines are widely recognized as the standard for clinical care in medical oncology, and the intent of the guidelines is to assist in clinical decision making. Our affiliated providers strive to ensure that clinical pathways in our electronic health records system, as well as recommendations on use of chemotherapy and supportive care medications are consistent with NCCN guidelines to ensure patients receive the best clinical care based on their individual disease and comorbidities. Moreover, the TOI PCs operate physician dispensaries that allow our affiliated providers to prescribe and dispense oral oncology and related medications to patients, alongside chemotherapy infusion and injections. This provides patients with holistic and convenient access to the most appropriate treatment pathways, all in a community setting. According to a study conducted by researchers at Stanford University on the TOI PCs’ patients in 2019 who were enrolled in our HVCC program, we saw improvements in several key metrics, including:
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
Based on the latest 3,500+ Google reviews we have an average patient rating of 4.6 out of 5 stars.
Growth Strategy and Opportunities
Our footprint as of December 31, 2025 spanned five states and is growing rapidly.

	California	Arizona	Nevada	Florida	Oregon
Markets	7	1	1	5	3
Affiliated Clinics(1)	41	4	3	14	3
Affiliated Providers	81	4	6	20	5
Network Providers(2)	11	—	—	187	—

(1) Clinics operated under the TOI PCs, whereby we receive a percentage of revenues under our management services agreements, or MSAs, and are consolidated
(2) 67 independent oncology practice locations participating in TOI's Florida Oncology Network for participation in patient services covered under TOI's fully delegated contracts
We anticipate adding more TOI PC clinics in the future across our new and existing markets through acquisitions and de novo clinic builds, as well as network providers through our network contracting strategy which allows for asset-lite expansion. We are in constant discussion with payors and providers to enter new markets and we continually seek to evaluate our growth strategy and may continue to modify it in the future, and there can be no assurance that we will be able to successfully capitalize on growth strategies.
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
•New Market Contract Growth: Our replicable operating model enables quick scaling in new markets. Oncology continues to be a key focus area for payors and providers, who are highly supportive of our entry into new markets. Our high priority markets have attractive market dynamics due to the high cost of oncology care in these geographies, the prevalence of risk-bearing organizations, and the presence of national payor partners with whom we collaborate in existing markets. Our fully delegated model provides a highly capital-efficient and scalable new market entry strategy, allowing us to leverage existing provider infrastructure in a market, while over time selectively building a presence of TOI PC clinics that allows us to support the mission of affordable, high-quality, and accessible oncology care in these geographies, while improving commercial performance in these populations, supporting the goals of both TOI and our payor partners.
•M&A Opportunities: Leveraging our existing pipeline and mergers and acquisition expertise can help us facilitate growth in both existing and new markets, allowing us to rapidly establish market presence. Once on-boarded, we can transition the affiliated practice to our value-based model, as well as expand and enhance the scope of services provided to patients by the affiliated practice, such as adding specialty pharmacy operations, managing clinical trials and access to our broad purchasing contracts. Independent oncologists continue to face a multitude of challenges and our acquisition model offers a path for these oncologists to continue to practice in their community without the burdens of business building or administration, while at the same time working alongside a dynamic and growing organization at the forefront of value-based care. We look for acquisition targets where the practice is philosophically aligned with us in driving the shift to value-based care, and our fully delegated model and network providers offer a direct perspective and line of communication with potential acquisition targets, particularly as we understand clinical practices, referral patterns, and market share in new geographies.
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

Our affiliated providers are responsible for managing oncology care for this population based on a scope of medical services and drugs agreed upon by both parties. The PMPM rates for our capitation arrangements are determined based on our analysis of historical patient data and agreements with contractual partners, typically utilizing multiple years of historical utilization data, which we then analyze on a detailed basis using cancer diagnosis prevalence, disease state mix, site of care, therapeutic mix, treatment frequency and duration, and other medical economic analytics that allow us to take prudent and appropriate risk on the cost of care for a given patient population.
Where we are entering capitation contracts under our fully delegated model, we are also committing to providing traditional managed care administrative services, including i) network administration; ii) claims adjudication; and iii) utilization management.
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
Payor Relationships
Our ability to consistently attract patients across multiple geographic markets depends on our ability to contract with payors in each market. Depending on the market, payors can be delegated medical groups who are taking risk or insurance companies themselves. By opening clinics in locations where the TOI PCs currently manage the oncology care for a large number of insured Medicare, commercial and Medicaid members, we believe we are creating net benefits for payors, as our affiliated providers are able to reduce unnecessary costs and improve patient care and experience. This also allows us to benefit from the value-based offerings already established by payors in the market, therefore not requiring us to single-handedly drive patient growth. Some of the biggest and most respected names in healthcare contract with the TOI PCs to provide oncology care to their members, including Anthem, CareMore Health, Heritage Provider Network and Optum Care. More than half of our revenue in 2025 was generated from value-based contracts where payors have made our affiliated providers their preferred or exclusive oncology group.
While our relationships with payors are long-standing, we believe we have limited concentration risk as our largest customer by revenue in 2025 represented approximately 14% of our patient services revenue.
Provider and Clinic Capacity Growth
Our primary driver for growth in provider and clinic capacity is to create network adequacy to service members from payors with whom we have capitated or other value-based arrangements. For each market we currently operate in or are considering entering, we do a detailed assessment of the existing market landscape and determine the optimal approach to create the capacity we need given our payor relationships and pipeline of contracts. We can achieve capacity growth through multiple avenues, including practice acquisitions, construction of de novo clinics, and the deployment of independent oncology clinics via a managed network. Practice acquisitions offer an opportunity to gain scale and market presence rapidly, de novo clinics allow us to build out our network in more cost-effective manner than a mature practice acquisition, and finally the deployment of network providers removes the need for any capital deployment for TOI, but is also the least controllable site of care, so must be balanced with TOI PC clinics to optimize contract performance and risk management. We refer to this mix of captive and network practices as TOI's "hybrid model," and believe this balanced approach to patient access can work in tandem to achieve optimal scale, network presence, and speed to market.

We also believe we have built a robust and data-driven approach to acquisitions, with a dedicated team to identify, assess and integrate physician practices into our affiliated and independent network, and a strong pipeline of targets in both existing and new markets.
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
Competition
The U.S. healthcare industry is generally highly competitive. We compete with large and medium-sized local and national providers of cancer care services, such as health system affiliated practices, for, among other things, contracts with payors, recruitment of physicians and other medical and non-medical personnel and patients. The closest competitors are traditional oncology physician practices, such as American Oncology Network, Inc., U.S. Oncology Network, Inc., and OneOncology, Inc. These organizations are predominantly reimbursed via FFS contracts, which we believe can often lead to over-utilization of treatments that may be medically appropriate but often results in higher costs. Secondary competitors may include specialty benefit managers. These include companies such as Evolent Health, Thyme Care, and OncoHealth. These benefit managers seek to change provider or patient behavior by reviewing and authorizing treatment requests or guiding patients towards lower-cost sites of care. The benefit manager model can produce incremental improvement in utilization, but the benefit managers are often unable to achieve results comparable to managed healthcare practices like ours due to the lack of ability to directly influence physician behavior or control referrals. Furthermore, the benefit manager model frequently results in an antagonistic relationship with physicians who are operating in a traditional FFS-based practice that is not designed around value-based pathways. We distinguish ourselves from other managed oncology practices and specialty benefit managers in our ability to deploy this hybrid model to align incentives across the care continuum, including physicians and payors in delivering high quality care at lower costs, and we believe there are currently no other value-based oncology management companies of meaningful scale in the U.S. offering such a vertically and horizontally integrated approach.
We believe the principal competitive factors for serving the healthcare market for Medicare beneficiaries include: patient experience, quality of care, health outcomes, total cost of care, brand identity and trust in that brand. We believe we compete favorably on all these factors.
Government Regulation
Regulatory Licensing, Accreditation and Certification
Many states, including California, require regulatory approval, including licensure, accreditation and certification before establishing certain types of clinics offering certain professional and ancillary services, including the services we offer. The operations of our managed clinics are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, dispensing of prescription drugs, fire prevention, rate-setting and compliance with building codes and environmental protection. Our ability to operate profitably will depend in part on the ability of our managed clinics and doctors to obtain and maintain all necessary licenses, accreditation and other approvals, and maintain updates to their enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. In addition, certain ancillary services such as the provision of diagnostic laboratory testing require additional state and federal licensure and regulatory oversight, including oversight by CMS, under Clinical Laboratory Improvement Amendments of 1988, which requires all clinical laboratories to meet certain quality assurance, quality control and personnel standards, and comparable state laboratory licensing authorities, including for example, the California Department of Public Health. Our specialty pharmacy operations must also comply with applicable laws. Sanctions for failure to comply with applicable state and federal licensing, accreditation, certification and other regulatory requirements include suspension, revocation or limitation of the applicable authorization, significant fines and penalties and/or an inability to receive reimbursement from government healthcare programs and other third-party payors.
State Regulations and Corporate Practice of Medicine and Fee-Splitting Laws
Our arrangements with the TOI PCs are subject to various state laws, including California, commonly referred to as corporate practice of medicine and fee-splitting laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment, and prohibiting the sharing of professional service fees with non-

professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance against us and/or the TOI PCs could lead to adverse judicial or administrative action, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, and/or restructuring of these arrangements.
Certain state healthcare regulations also introduce additional reporting and compliance requirements that may adversely affect our ability to enter into strategic transactions or execute material contracts. In California, California Assembly Bill 1415 (“AB 1415”), signed into law on October 11, 2025 and effective January 1, 2026, expanded the authority of the California Office of Health Care Affordability (“OHCA”) over health care entities and designated noticing entities, including management services organizations. Under AB 1415, healthcare entities, noticing entities and other designated entities must provide at least 90 days’ written notice before closing certain material transactions, including any sale or transfer of a material amount of assets or a change of control. After reviewing the information provided in the notice, OHCA has the right to conduct a more thorough cost and market impact review (“CMIR”), which could delay a transaction closing by several months. To the extent that our management services agreements or any corporate transaction involving our California operations is deemed a material transaction subject to OHCA’s jurisdiction, we could face a lengthy notice period and may be subject to a CMIR that could materially delay or impair our ability to consummate strategic transactions, enter into new business arrangements or execute on our growth strategy. AB 1415 also grants OHCA authority to impose data reporting requirements on management services organizations, the full scope of which remains subject to further rulemaking and regulatory guidance. Regulations to implement AB 1415 are expected in Spring 2026, and we cannot predict with certainty how OHCA will exercise its expanded authority in such regulations or whether future legislative or regulatory developments will further expand the transactions or entities subject to reporting requirements.

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
Healthcare Reform
In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, in the United States, the Affordable Care Act (“ACA”), substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. However, the ACA continues to face uncertainty. The Trump administration has signaled its intent to revisit certain ACA policies and has taken executive actions affecting the law's implementation. Among other things, the administration has reduced funding for ACA marketplace outreach and navigator programs, shortened open enrollment periods, increased the availability of high-deductible/catastrophic plans, and opposed extending enhanced premium tax credits aimed at reducing premium costs. It is unclear how other healthcare reform measures of the Trump administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.
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
CMS, through the Centers for Medicare and Medicaid Innovation, or CMMI, has implemented or has announced plans to implement numerous demonstration models designed to test value-based reimbursement models, some of which are specifically focused on oncology services. For example, in 2016, CMS initiated the Oncology Care Model demonstration, which continued throughout 2023, and provides participating physician practices, including the TOI PCs that participate in this program, with performance-based financial incentives that aim to manage or reduce Medicare costs without negatively affecting the efficacy of care. In late 2019, CMS issued a request for information on the Oncology Care First model, a new voluntary model that, if implemented, would build on the Oncology Care Model. More recently, CMMI has announced plans to implement the Radiation Oncology Model, which would require radiotherapy providers in certain regions to participate in a prospective, episode-based payments model where payment is based on a patient’s diagnosis as opposed to the traditional volume-based FFS payment model. Although the Radiation Oncology Model was originally intended to begin on January 1, 2022, legislation delayed its implementation until July 1, 2023 and therefore, the impact of this new model has yet to determined. There likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material impact on our business.

The Trump Administration has also recently taken actions intended to reduce the cost of prescription drugs, including drugs purchased directly by consumers. The administration issued two Executive Orders aimed at lowering drug prices through multiple directives, including directives to government agencies and officials to identify most-favored-nation pricing targets for prescription drugs (and looking to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), to facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price, to enhance competition for high-cost prescription drugs by accelerating approval of generics and biosimilars, facilitating the process for re-classifying prescription drugs as OTC drugs, and increasing drug importation. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced new or expanded direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding discounted pricing for drugs, including prices for Medicaid drugs and newly launched products. TrumpRx, a website sponsored by the federal government that offers pharmaceutical direct-to-consumer channels, also launched in February 2026. Federal agencies are also developing and proposing new drug pricing and payment pilot programs based on international pricing metrics under Medicare Parts B and D as well as Medicaid. Other healthcare reform efforts or actions under the Trump Administration may affect prescription drug pricing, access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace, will increase the number of uninsured.

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
Privacy and Security
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission ("FTC") Act, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of the TOI PCs.
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
Employees and Human Capital Resources
As of December 31, 2025, we and TOI PCs collectively had approximately 641 employees, including approximately 116 oncologists and advanced practice providers. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks. Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, as well as our other public filings with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. The risks and uncertainties described below reflect the Company’s beliefs and opinions as to matters that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
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
Our business strategy is to grow rapidly by expanding our network of oncology care clinics and is significantly dependent on our ability to open new TOI PC clinics in our existing markets, expand into new geographical locations through existing TOI PCs or affiliating with new professional entities that would become a TOI PC, recruit new patients and partner or contract with payors, existing medical practices or other healthcare providers to provide oncology care services. We seek growth opportunities both organically and through TOI PCs’ agreements with payors or other oncology care providers. Our ability to grow organically depends upon a number of factors, including our affiliated providers obtaining referrals for cancer patient care services, the TOI PCs entering into contracts with additional payors, identifying appropriate facilities, obtaining leases, completing internal build-outs of new facilities within proposed timelines and budgets and hiring care teams and other employees. We cannot guarantee that we will be successful in pursuing our growth strategy. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs.
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
We incurred a net loss of $60,606,000 in 2025, and a loss from operations $36,083,000 in 2025. We expect our losses will continue as we expect to invest heavily in increasing our patient base, expanding our operations, and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our patient services and the incurrence of indebtedness. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
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
The TOI PCs’ membership remains concentrated in certain geographic areas in the United States. We have clinic locations in five states. As of December 31, 2025, the vast majority of the TOI PC members under capitation agreements were residents of California. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in the states in which we operate or any other geographic area where the TOI PCs’ membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Additionally, the geographic concentration of a significant portion of the TOI PCs’ membership may make them more vulnerable to events such as the COVID-19 pandemic.
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
The Centers for Medicare and Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program has made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. Medicare patients can receive services at home without restriction through December 31, 2027. State law applicable to telehealth, particularly licensure requirements, were also relaxed in many jurisdictions during the Covid emergency. It is unclear how long any of these changes will remain in place, if at all. If regulations change to restrict the TOI PCs’ or our affiliated providers ability to deliver care through telehealth or remote modalities, our financial condition and results of operations may be adversely affected.
With many of our value-based agreements, the TOI PCs assume some or all of the risk that the cost of providing services will exceed compensation. If we do not accurately predict the cost to deliver care, some of the TOI PCs’ value-based agreements could become less profitable, or unprofitable.
Approximately 16% of our revenue for 2025 was derived from fixed fees paid by payors under capitation agreements with the TOI PCs. While there are variations specific to each agreement, the TOI PCs generally contract with payors to receive a fixed fee per month for professional services and assume the financial responsibility for the specified medical oncology and related expenses of our patients. This type of contract is referred to as a “capitation” contract. To the extent that patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, the TOI PCs will not be able to increase the fee received under these risk agreements during their then-current terms and we could suffer losses with respect to such agreements.
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
Our operations are dependent on a concentrated number of payors with whom the TOI PCs contract to provide services to patients. We generally manage the TOI PCs’ payor contracts on a state by state basis, entering into a separate contract in each state with the local affiliate of the relevant payor such that no one local payor contract accounts for a majority of our collective revenue. No non-government payor accounted for more than 10% of the Patient Services revenue in 2025. We believe that a majority of the TOI PCs’ revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with the TOI PC or the individual TOI PC physicians credentialed by them upon the occurrence of certain events. The loss of any of the TOI PCs’ payor partners, or the renegotiation of any of the TOI PCs’ payor contracts, could adversely affect our operating results. In the ordinary course of business we engage in active discussions and renegotiations with payors in respect of the services the TOI PCs provide and the terms of the TOI PCs’ payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of the payors may seek to renegotiate or terminate their agreements with the TOI PCs. These discussions could result in reductions to the fees and changes to the scope of services contemplated by the original payor contracts and consequently could negatively impact our revenues, business and prospects.
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
The TOI PCs receive a significant portion of revenue directly from Medicare, which accounted for approximately 14% of our Patient Services revenue in 2025. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of Medicare Advantage, are themselves reimbursed by Medicare for the services the TOI PCs provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income, as well as future growth opportunities. For example, although the Congressional Budget Office (“CBO”) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 36 million by 2027. Although Medicare Advantage enrollment has increased significantly over the past decade, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2025, CMS announced an average increase of 3.70%; and for 2026, 3.26%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to our business.

According to the Kaiser Family Foundation, or KFF, Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2025, the KFF reported that two payors together accounted for nearly half of Medicare Advantage enrollment and seven firms accounted for nearly 85% of covered lives. Consolidation among Medicare Advantage plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Moreover, the Medicaid program and its reimbursement rates and policies are subject to frequent change. By way of example, Medi-Cal recently implemented a new policy regarding reimbursement for pharmacy services. Although the policy was not intended to change the manner in which physician-administered drugs billed under the medical benefit are reimbursed, certain Medi-Cal managed care plans nevertheless began to transition these claims to be payable as a pharmacy benefit and exclude coverage of prescription drugs formerly available through the medical benefit or direct their subcontractors or network providers to no longer bill for prescription drugs through their medical claims. The California Department of Health Care Services, or DHCS, later issued clarifying guidance which instructed Medi-Cal managed care plans to ensure all medically necessary prescription drugs administered in an outpatient office or clinic setting by a health care professional continue to be available through the medical benefit, even though some may be available as a pharmacy benefit. In addition, during the COVID-19 public health emergency, DHCS delayed the processing of Medi-Cal annual redeterminations and delayed discontinuances and negative actions for Medi-Cal and other state and county healthcare programs. At the federal level, the Trump administration has significantly reduced Medicaid funding. On July 4, 2025, President Trump signed the 2025 budget reconciliation legislation, known as the “One Big Beautiful Bill Act,” which imposes new administrative requirements and conditions on Medicaid eligibility and funding, increases costs and premiums for certain beneficiaries, and imposes new limitations on states’ abilities to fund programs. These measures are expected to result in a substantial reduction in funding for Medi-Cal, a reduction in coverage eligibility and an increase in the number of uninsured. As a result of these changes to the Medicaid program, the TOI PCs could experience a reduction in membership, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. Under the Trump Administration there have been various administrative actions to reduce access and coverage under the ACA, including shorter enrollment periods, stricter verification, and eliminating tax credits for many immigrants. However, the ACA continues to face uncertainty. The Trump administration has signaled its intent to revisit certain ACA policies and has taken executive actions affecting the law's implementation. Among other things, the administration has reduced funding for ACA marketplace outreach and navigator programs, shortened open enrollment periods, increased the availability of high-deductible/catastrophic plans, and opposed extending enhanced premium tax credits aimed at reducing premium costs.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2%, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 to June 30, 2022, up to 3% in the final fiscal year of this sequester, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect consumer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. The Inflation Reduction Act of 2022, or IRA, signed into law on August 16, 2022, also contains a number of provisions designed to limit or reduce drug prices under the Medicare program, reduce beneficiary out-of-pocket spending under Medicare’s prescription drug benefit, and expand subsidies for individuals to obtain private health insurance under the ACA. However, the ACA marketplace premium tax credits provided by the IRA expired at the end of 2025, and Congress has not taken action to extend them. As a result, a significant number of individuals who currently obtain insurance through the ACA marketplace may lose coverage or face substantially higher premiums, which could increase the number of uninsured. While these provisions of the IRA do not apply directly to healthcare providers like the TOI PCs, the expiration or modifications of certain provisions in the IRA may indirectly affect our business by altering the payer mix of patients served by TOI PCs.
More recently, the Trump administration has taken actions intended to reduce the cost of prescription drugs, including drugs purchased directly by consumers. The administration issued two Executive Orders aimed at lowering drug prices through multiple directives, including directives to government agencies and officials to identify most-favored-nation pricing targets for prescription drugs (and looking to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), to facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price, to enhance competition for high-cost prescription drugs by accelerating approval of generics and biosimilars, facilitating the process for re-classifying prescription drugs as OTC drugs, and increasing drug importation. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced new or expanded direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding discounted pricing for drugs, including prices for Medicaid drugs and newly launched products. TrumpRx, a website sponsored by the federal government that offers pharmaceutical direct-to-consumer channels, also launched in February 2026. Federal agencies are also developing and proposing new drug pricing and payment pilot programs based on international pricing metrics under Medicare Parts B and D as well as Medicaid. Other healthcare reform efforts or actions under the Trump administration may affect prescription drug pricing, access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation known as the “One Big Beautiful Bill Act,” signed into law on July 4, 2025, including new restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace, will increase the number of uninsured.
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
Uncertainty regarding future amendments to the ACA, new legislative proposals to reform healthcare and government insurance programs, and Trump administration initiatives aimed at increasing access to and lowering prices for prescription drugs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.
Certain health care regulations may also introduce additional reporting and compliance requirements that may adversely affect our ability to enter into strategic transactions or execute material contracts. In California, California Assembly Bill 1415 (“AB 1415”), signed into law on October 11, 2025 and effective January 1, 2026, expanded the authority of the California Office of Health Care Affordability (“OHCA”) over health care entities and designated noticing entities, including management services organizations. Under AB 1415, healthcare entities, noticing entities and other designated entities must provide at least 90 days’ written notice before closing certain material transactions, including any sale or transfer of a material amount of assets or a change of control. After reviewing the information provided in the notice, OHCA has the right to conduct a more thorough cost and market impact review (“CMIR”), which could delay a transaction closing by several months. To the extent that our management services agreements or any corporate transaction involving our California operations is deemed a material transaction subject to OHCA’s jurisdiction, we could face a lengthy notice period and may be subject to a CMIR that could materially delay or impair our ability to consummate strategic transactions, enter into new business arrangements or execute on our growth strategy. AB 1415 also grants OHCA authority to impose data reporting requirements on management services organizations, the full scope of which remains subject to further rulemaking and regulatory guidance. Regulations to implement AB 1415 are expected in Spring 2026, and we cannot predict with certainty how OHCA will exercise its expanded authority in such regulations or whether future legislative or regulatory developments will further expand the transactions or entities subject to reporting requirements.
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
The amounts the TOI PCs receive for services provided to patients are determined by a number of factors, including the payor mix of patients and the reimbursement methodologies and rates utilized by our patients’ plans. Our Patient Services revenue consists of both capitation and fee-for-service agreements held by the TOI PCs. Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide the TOI PCs with an opportunity to capture any additional surplus created by applying our care model. Under a capitation plan, the TOI PCs receive a fixed fee PMPM for services. Under a fee-for-service payor arrangement, the TOI PCs collect fees directly from the payor as services are provided. Our Patient Services revenue accounted for approximately 46% of total revenue for the year ended December 31, 2025. A significant decrease in the number of capitation or FFS arrangements held by the TOI PCs could adversely affect our revenues and results of operation.
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
We are substantially dependent on a single source of drug supplies, which is critical to the services the TOI PCs provide, or to which we have committed obligations to make purchases, sometimes at particular prices. Approximately 84% of the TOI PCs’ total costs are related to drug purchases, including both oral and chemotherapy drugs, for the year ended December 31, 2025. If our suppliers terminate the relationship or do not meet the TOI PCs’ needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that the TOI PCs purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we and the TOI PCs could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The concentration of our supply from a single source magnifies each of these risks, as we lack the ability to shift procurement to alternative suppliers in the event of a disruption, price increase, or change in the terms of our supply arrangement, and any such adverse development would have an immediate and disproportionate impact on our operations. Our single-source supplier may also be adversely affected by events outside of our or the supplier’s control. Natural disasters, severe weather events, pandemics, fires, floods, earthquakes, labor strikes, import or export controls, transportation restrictions or other events affecting the supplier’s distribution centers, warehouses, or transportation networks could interrupt or materially impair the supply of drugs to the TOI PCs, with limited or no ability to source the affected products elsewhere on short notice. Similarly, our supplier’s operations depend on complex information technology systems, and those systems may be vulnerable to damage, disruption, or unauthorized access caused by computer viruses, hacking, or other cybersecurity incidents. Any such incident affecting our supplier’s systems could disrupt order processing, inventory management, or distribution logistics, resulting in delays or failures in the delivery of drugs to the TOI PCs. Any one or more of these risks, individually or in combination, could severely impair the TOI PCs’ ability to provide oncology and related services to patients, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Finally, while we were impacted by the Change Healthcare cyberattack in February 2024, which caused disruptions to healthcare companies across the US, our team actively collaborated with our practice management vendor to swiftly establish alternative channels for transmitting claims to payors. Significant progress was made in successfully submitting claims to commercial payors and applications were completed for Medicare and Medicaid agencies to accept our claims through a new intermediary. Delays in claim submissions temporarily impacted our cash flow in the first and second quarters of 2024. Nevertheless, we do not believe the impact to have been material and remain confident in our ability to resolve these challenges. On November 3, 2025, we determined that a cybersecurity incident affecting an information technology software provider would potentially delay fee-for-service collections. Based on our current assessment, this incident resulted in a brief immaterial delay in the collection of some claims in our fee-for-service segment. To date, the software provider has not indicated to us that there is any evidence that any patient personal information was compromised as a result of this incident, and an investigation remains ongoing. We worked closely with the software provider to mitigate the effects and restored normal billing operations in a timely manner. Although, we are confident that these cyberattacks did not have a material adverse impact, similar cybersecurity breaches could be successfully launched in the future, and there is no assurance that such attacks will not have material adverse effect on our results of operations and cash flows.

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

The TOI PCs have employment contracts with physicians and other health professionals in many states. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit the TOI PCs from using non-competition covenants with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. Additionally, the Federal Trade Commission proposed rules which, if enforced, would ban non-compete agreements in employee contracts. There can be no assurance that the TOI PCs’ non-compete agreements related to physicians and other health professionals will be found enforceable if challenged in certain states. In such event, the TOI PCs would be unable to prevent physicians and other health professionals formerly employed by the TOI PCs from competing with us, potentially resulting in the loss of some of our patients.
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

States are also constantly amending existing laws, requiring attention to frequently changing requirements, and we expect these changes to continue. For example, in June 2018, California enacted the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020, and, among other things, requires covered companies to provide disclosures to California consumers, and affords such consumers certain data protection rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information that may increase data breach litigation. While the CCPA includes certain exceptions for health-related information, including PHI, it still may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023 and significantly amended the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The California privacy protection agency is authorized to issue substantive regulations which is expected to result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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

We and the TOI PCs are required to comply with all applicable federal, state and local laws and regulations related to the operation of our business. These regulations include regulations governing the TOI PCs’ specialty pharmacy services, the construction, the use of our managed clinics and the treatment of hazardous waste or drug products. Changes in regulations or new regulations could increase our costs, cause the TOI PCs to lose licenses or accreditations or otherwise harm our business or the business of the TOI PCs.
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
As of December 31, 2025, we had federal income tax NOLs of $227,510,540 and state income tax NOLs of $220,729,030 available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Code or otherwise. The federal NOLs will be carried forward indefinitely and the state NOLs begin expiring after 2040. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use is pre-ownership change NOLs to offset its post-ownership change income may be limited. In 2022 and 2023, we completed an ownership change analysis pursuant to IRC Section 382 of the Code for the period from September 10, 2018 through taxable year ended December 31, 2021 and from January 1, 2022 through taxable year ended December 31, 2023 in which we determined that the Company did not experience an ownership change. There was no change in ownership during the years ended December 31, 2025 and 2024. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. The deferred tax asset associated with the Company’s federal and state net operating losses are fully offset by a valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.

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
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of the carrying equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If, as part of our annual review of goodwill, we are required to write down all or a significant part of our goodwill, our net earnings could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $7,230,000 of goodwill recorded on our Consolidated Balance Sheets at December 31, 2025 and 2024. There were no goodwill impairment charges recorded during the years ended December 31, 2025 and 2024, respectively, based on management's evaluation of the value of goodwill. It is not possible at this time, under current market conditions, to determine if there will be any future impairment charge, or if there is, whether such charges would be material.
If the Company is required to record additional goodwill impairment, our financial condition and results could be negatively affected.
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in the Company’s Business Combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based on a qualitative assessment factoring in our share price decrease, as well as factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was likely that our reporting unit fair value was less than the carrying value. After conducting a two-step quantitative assessment, we recorded an impairment of $16,867,000 of goodwill during the year ended December 31, 2023 (there was no impairment recorded in 2024 or 2025). If our stock price remains low, or negative macroeconomic, industry or business factors worsen, we may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of the remaining goodwill. Additionally, significant impairment charges may negatively affect our compliance with the financial covenants of our Facility Agreement.

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
From time to time in the future, we may issue additional shares of our Common Stock, Preferred Stock, Warrants or other securities convertible into Common Stock pursuant to a variety of transactions, including acquisitions. Additional shares of our Common Stock may also be issued upon exercise of outstanding stock options and Warrants. The issuance by us of additional shares of our Common Stock, Preferred Stock, Warrants or other securities convertible into our Common Stock would dilute your ownership interest in us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Common Stock and Warrants. Shares issuable upon exercise of options will be available for resale immediately in the public market without restriction.
In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Common Stock and Warrants, or both. Future Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. We currently have approximately 194,000 shares of Preferred Stock outstanding which convert, subject to the terms and conditions of the Company’s Certificate of Designation, into Common Stock at a 1:100 ratio or 19.3 million shares of Common Stock. Additional such shares of Preferred stock, if issued, would be expected to have the same conversion ratio and be highly dilutive. In addition, other Preferred Stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Common Stock and Warrants bear the risk that our future offerings may reduce the market price of our Common Stock and Warrants and dilute their percentage ownership.
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
In addition, the shares of our Common Stock reserved for future issuance under The Oncology Institute, Inc. 2021 Incentive Award Plan (the "2021 Plan") will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2025, we have 11,097,511 shares available for issuance under the 2021 Plan, which amount will automatically increase on January 1 of each successive year through and including January 1, 2031 in amount equal to 4% of the fully diluted shares outstanding as of the preceding December 31 or such lesser amount as is determined by the Board. We have filed multiple registration statements on Form S-8 under the Securities Act to register shares of our Common Stock or securities convertible into or exchangeable for shares of our Common Stock issued pursuant to our equity incentive plans. Such Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements are available for sale in the open market.

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

Our Common Stock and Warrants are listed for trading on Nasdaq. To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share, among others. If we fail to maintain to meet all applicable continued listing requirements for Nasdaq, Nasdaq could delist our securities.

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
Currently, global markets are also experiencing volatility and uncertainty connected to the Iran war. Following the February and March 2026 missile strikes in Iran, there has been increased instability, including airspace closures in the Middle East, damage to airports and the de facto closure of Strait of Hormuz, a waterway that transports approximately 20% of the world's petroleum. The duration and impact of this ongoing armed conflict, and the potential of this conflict spreading to more regions is uncertain and could adversely affect the global economy, financial markets, our patients and in turn us. Any such disruptions may also heighten the impacts of other risks described in this Annual Report.

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
We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. We previously took advantage of certain exemptions from various reporting and other requirements applicable to public companies due to our status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and a non-accelerated filer. However, we ceased to be an emerging growth company as of December 31, 2025 and became an accelerated filer as of close of business on December 31, 2025 and we are now subject to the following additional obligations, including but not limited to:

•shorter deadlines for the filing of our annual and quarterly reports with the SEC;
•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•the requirement to provide more detailed disclosures regarding executive compensation, including the pay versus performance disclosure rules adopted by the SEC pursuant to Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and
•the requirement to hold a non-binding advisory vote on executive compensation (“say on pay”) and on the frequency of the say on pay vote (“say when on pay”).

As a result, we have incurred and will continue to incur increased legal, accounting and other expenses that Legacy TOI did not previously incur. Our entire management team and many of our other employees have devoted and will continue to devote substantial time to compliance and may not effectively or efficiently manage our public company reporting obligations. If we are not able to comply with these requirements in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

In addition, the need to establish and maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.
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
Simultaneously with the closing of its IPO, DFP Healthcare Acquisitions Corp., issued in a private placement an aggregate of 4,333,333 private placement warrants, each exercisable to purchase one share of Common Stock at $11.50 per share through November 2026. In addition, as of December 31, 2025, there were 2,187,283 private placement warrants from the Business Combination outstanding and there were 8,216,918 Common Warrants outstanding from the Company’s 2025 Private Placement. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.
Risks Related to Our Indebtedness
The Facility Agreement and the associated restrictive covenants thereunder could adversely affect our financial condition and will restrict our ability to raise capital.
On August 9, 2022, we entered into a $110 million Facility Agreement with Deerfield Partners and certain of its affiliates, of which $85.9 million is currently outstanding. The Facility Agreement contains various covenants, including a requirement to maintain a minimum revenue of $100,000,000 for each fiscal quarter ending during the fiscal year 2026 and while the Facility Agreement is in effect in 2027, respectively. In addition, the Facility Agreement restricts our and the guarantors’ ability to, among other things, (i) merge, consolidate, dissolve or liquidate into or convey, transfer, lease or dispose of all or substantially all of its assets (other than into another Loan Party or if the Company determines in good faith in the best interest of a subsidiary and not materially disadvantageous), (ii) create or incur any lien on our assets beyond those outstanding on the date of the Facility Agreement and certain other permitted liens, (iii) dispose of any assets or property or issue, transfer, or provide a controlling, management, or other interest in certain securities of the Company or its guarantors, (iv) incur any indebtedness not to exceed $1,000,000 or as otherwise permitted, (v) make any investments other than as otherwise permitted, (vi) amend our organizational documents or any material agreements in a manner that would reasonably be expected to be materially adverse to the rights of the lenders or (vii) change our reporting practices or fiscal year, in each case, subject to exceptions set forth in the Facility Agreement. Furthermore, under the Facility Agreement, we are required to, among other things, (i) remain a reporting company and maintain the listing of our common shares on an eligible market, (ii) provide the lenders with information regarding any event of default or the occurrence of any material adverse event and (iii) publicly disclose material, nonpublic information that is provided to the lenders without their prior written consent. Subject to customary exceptions and exclusions, our obligations under the Facility Agreement are guaranteed by a perfected, first-priority security interest in substantially all of our personal property, including our intellectual property and the equity ownership interests directly and indirectly held by us in our wholly-owned subsidiaries. Compliance with such covenants and our indebtedness will result in the following, which could materially and adversely affect our business, financial condition and results of operations:
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

On November 3, 2025, we determined that a cybersecurity incident affecting an information technology software provider would potentially delay fee-for-service collections. Based on our current assessment, this incident resulted in a brief immaterial delay in the collection of some claims in our fee-for-service segment. To date, the software provider has not indicated to us that there is any evidence that any patient personal information was compromised as a result of this incident, and an investigation remains ongoing. We worked closely with the software provider to mitigate the effects and restored normal billing operations in a timely manner.

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
Our management team, including the Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over 25 years of experience in healthcare IT operations, infrastructure deployment, IT governance, and change management.

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

Item 2. Properties
Our principal executive offices are located in Cerritos, California where we occupy a suite under a lease that expires on December 31, 2027. We use this facility for administration, billing and collections, technology and development and professional services.
We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations. As of December 31, 2025, we have leases for 65 clinics located in California, Arizona, Nevada, Florida, and Oregon. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
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
Holders
As of March 5, 2026, we had approximately 35 active holders of record of our common stock.
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
None.
Equity Compensation Plan Information
See Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the historical audited annual financial statements for the years ended December 31, 2025 and 2024, and the related notes that are included elsewhere in this Annual Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" section in this Annual Report on Form 10-K, and in subsequent filings we make with the Securities and Exchange Commission, where we may discuss new risks that have not yet arisen at the time of this Annual Report. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Annual Report on Form 10-K and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.

Unless the context dictates otherwise, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our,” and similar words are references to The Oncology Institute, Inc., a Delaware corporation (“TOI”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Overview
The Company is a leading value-based oncology company that manages community-based oncology practices for the Company and for independent oncology practices that together serve patients across 17 markets and five states throughout the United States. As of December 31, 2025, we operate 65 community-based oncology practices, staffed with 116 oncologists and advanced practice providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs." In addition to our TOI-affiliated providers, we also manage a network of 207 providers in Florida under the Florida Oncology Network brand. Collectively across the provider base, we manage a population of approximately 2.0 million patients under value-based agreements as of December 31, 2025. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care.
Operationally, the Company’s medical centers provide a complete suite of medical oncology services including: physician services, in-house infusion, in-house specialty pharmacy, clinical trials, radiation therapy, educational seminars, support groups, counseling, and 24/7 patient assistance. Many of our services, such as managing clinical trials and palliative care programs, are traditionally accessed through academic and tertiary care settings, while the TOI PCs bring these services to patients in a community setting. As scientific research progresses and more treatment options become available, cancer care is shifting from acute care episodes to chronic disease management. With this shift, it is increasingly important for high-quality, high-value cancer care to be available in a local community setting to all patients in need.
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
Additionally, we allow our independent network participating providers to access the ability to treat patient populations that are managed under value-based care contracts without the need to incur costs required to build clinical or operational infrastructure typical for risk-bearing entities, or to adopt new operational frameworks which may be disruptive to their existing practices.

Components of Results of Operations
Revenue
The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) pharmacy benefit managers (“PBMs”), (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); (iv) state governments under Medicaid and other programs; (v) other third-party payors and managed care organizations (e.g., risk bearing organizations and independent practice associations (“IPAs”); and (vi) individual patients and clients.
Revenue primarily consists of capitation revenue, fee-for-service (“FFS”) revenue, specialty pharmacy revenue, and clinical trials revenue. Capitation and FFS revenue comprise the revenues within the Company’s patient services segment and are presented together in the results of operations. The following paragraphs provide a summary of the principal forms of our billing arrangements and how revenue is recognized for each type of revenue.
Capitation
Capitation revenues consist primarily of fees for medical services provided by the TOI PCs or network providers to the Company's patients under a capitated arrangement with various risk-bearing medical groups or managed care organizations. Capitation revenue is paid monthly based on the number of enrollees by the contracted payor (per member per month or “PMPM”). Capitation contracts generally have a legal term of one year or longer. Payments in capitation contracts are variable since they primarily include PMPM fees associated with unspecified membership that fluctuates throughout the term of the contract; however, based on our experience, our total underlying membership generally increases over time as penetration of Medicare Advantage products grows and our payor partners, who tend to be the larger and more sophisticated operators within the industry, consolidate. Certain contracts include terms for a capitation deduction where the cost of out-of-network referrals of members are deducted from the future payment. Revenue is recognized in the month services are rendered on the basis of the transaction price established at that time.
Fee-for-service revenue
FFS revenue represents revenue earned under contracts in which we bill and collect for specific medical services rendered by the TOI PCs’ employed physicians. The terms for FFS contracts are short in duration and only last for the period over which services are rendered (typically, one day). FFS revenue consists of fees for medical services provided to patients. As specialist providers, our FFS revenue is dependent on referrals from other physicians, such as primary care physicians. The Company's affiliated providers build trusted, professional relationships with these physicians and their associated medical groups, which can lead to recurring FFS volume; however, this volume is subject to numerous factors the Company cannot control and can fluctuate over time. The Company also receives FFS revenue for capitated patients that receive medical services which are excluded from the Company's capitation contracts. Under the FFS arrangements, third-party payors and patients are billed for patient care services provided by the TOI PCs. Payments for services provided are generally less than billed charges. The Company records revenue net of an allowance for contractual adjustments, which represents the net revenue expected to be collected from third-party payors (including managed care, commercial, and governmental payors such as Medicare and Medicaid), and patients. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient’s healthcare plan, mandated payment rates in the case of Medicare and Medicaid programs, and historical gross charges and cash collections (net of recoveries). The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on certain factors, such as the proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into the Company's billing system, and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded on the date the services are rendered based on the information known at the time of entering of such information into the Company's billing systems as well as an estimate of the revenue associated with medical services.
Specialty Pharmacy
Oral prescription drugs prescribed by doctors to their patients are sold directly through the TOI PCs’ dispensaries and our retail pharmacies. Revenue for the prescriptions is based on fee schedules set by various PBMs and other third-party payors.
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
Direct costs - specialty pharmacy
Direct costs - specialty pharmacy primarily includes the cost of medications dispensed in the TOI PCs’ clinic locations.
Direct costs - clinical trials & other
Direct costs - clinical trials & other primarily includes costs related to clinical trial contracts and medical supplies.
Network medical expense
Network medical expense is the cost of care delivered by our independent network providers and paid by TOI under our fully delegated contracts. For presentation purposes, we eliminate the portion of network medical expense that is paid to TOI PCs who participate in these fully delegated networks.
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

	Year Ended December 31,
	2025	2024
Revenue
Patient services	45.6%	52.1%
Specialty pharmacy	53.5%	45.7%
Clinical trials & other	0.9%	2.2%
Total operating revenue	100.0%	100.0%
Operating expenses
Direct costs – patient services	40.9%	47.5%
Direct costs – specialty pharmacy	43.9%	38.4%
Direct costs – clinical trials & other	—%	0.3%
Selling, general and administrative expense	21.0%	27.4%
Depreciation and amortization	1.4%	1.6%
Total operating expenses	107.2%	115.2%
Loss from operations	(7.2)%	(15.2)%
Other non-operating expense (income)
Interest expense, net	2.2%	1.9%
Change in fair value of derivative warrant liabilities	—%	(0.2)%
Change in fair value of conversion option derivative liabilities	2.4%	(0.7)%
Other, net	0.3%	0.2%
Total other non-operating expense	4.9%	1.2%
Loss before provision for income taxes	(12.1)%	(16.4)%
Income tax benefit	—%	—%
Net loss	(12.1)%	(16.4)%
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Patient services	$228,991	$204,883	$24,108	11.8%
Specialty pharmacy	269,176	179,916	89,260	49.6%
Clinical trials & other	4,562	8,613	(4,051)	(47.0)%
Total operating revenue	$502,729	$393,412	$109,317	27.8%
Patient services
The increase in patient services revenue for the year ended December 31, 2025 compared to the prior year was primarily due to a 9.0% and 17.2% increase in FFS revenue and capitated revenue, respectively. This was driven by steady patient volumes in more mature markets, momentum in new markets in addition to the impact of our investments in referral relationship management, new contract development, and call center expansion.
Specialty Pharmacy
The increase in specialty pharmacy revenue was primarily due to a 66.6% increase in the number of fills offset by 10.2% decrease in the average revenue per fill. This is driven by increases in pharmacy services provided to both our capitated and fee-for-service populations, due to higher underlying patient volumes as well as a higher rate of prescriptions written by TOI's affiliated physicians directed towards TOI's own internal pharmacy, as a result of active efforts to drive awareness and reduce 'leakage' to outside pharmacies.
Clinical trials & other
For the year ended December 31, 2025, the decrease in clinical trials and other revenue was due to the profit sharing agreement as described in Note 1 of the consolidated financial statements.
Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Direct costs – patient services	$205,502	$186,880	$18,622	10.0%
Direct costs – specialty pharmacy	220,558	151,231	69,327	45.8%
Direct costs – clinical trials & other	234	1,304	(1,070)	(82.1)%
Selling, general and administrative expense	105,574	107,828	(2,254)	(2.1)%
Depreciation and amortization	6,944	6,287	657	10.5%
Total operating expenses	$538,812	$453,530	$85,282	18.8%
Patient services cost
The increase in patient services cost during the year as compared to the prior year was primarily due to a 13.1% increase in intravenous drug costs, driven by the Company's patient mix and increased volume, offset by a 4.1% decrease in clinical payroll costs as the Company adjusts physician compensation to better match performance, as well as increased use of advanced practice providers which results in a more efficient labor mix.
Specialty Pharmacy cost
The increase in specialty pharmacy cost was primarily due to a 66.6% increase in the number of prescriptions filled offset by a 12.5% decrease in the average cost of the prescriptions filled, reflecting both changing drug mix as well as improvement in drug procurement performance resulting from TOI's increasing purchasing scale in addition to the deployment of enhanced analytics and coordination within TOI's medical economics and procurement functions used to optimize drug formulary and rebate attainment.
Selling, general and administrative expense
The decrease in selling, general and administrative expense was primarily driven by a 59.2% decrease in share-based compensation expense, a 9.4% decrease in non-clinical payroll, partially offset by a 22.5% increase in professional fees and a 27.5% increase in support services and office expenses.
Other Non-Operating Expenses (Income)

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Interest expense, net	$11,276	$7,496	$3,780	50.4%
Change in fair value of derivative warrant liabilities	247	(619)	866	(139.9)%
Change in fair value of conversion option derivative liabilities	12,206	(2,697)	14,903	(552.6)%
Other, net	925	365	560	153.4%
Total other non-operating expense	$24,654	$4,545	$20,109	442.4%

Interest expense
The increase in interest expense compared to the prior year was primarily the result of a prepayment related to the Senior Secured Convertible Note in which the Company recognized a one-time loss of extinguishment of debt of $2,900 during the first quarter of 2025.
Change in fair value of liabilities
The increase in the fair value of liabilities was primarily due to an unfavorable increase in the fair value of conversion option derivative liabilities due to the stock price increasing year over year with the increased likelihood of redemption. The increase in the derivative warrant liability is due to the increase in the publicly traded warrant price. These measures are related to the derivative warrant liabilities and conversion option derivative liabilities, which were created as part of the Business Combination and the issuance of the Senior Secured Convertible Note, respectively.

Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2025	2024
Affiliated and Network Clinics (1)	146	86
Markets	17	16
Lives under value-based contracts (millions)	2.0	1.9
Net loss (in thousands)	$(60,606)	$(64,663)
Adjusted EBITDA (in thousands) (2)	$(12,409)	$(35,688)
(1)     Clinics operated under the TOI PCs, whereby we receive a percentage of revenue under our management services agreements, or MSAs, and are consolidated. Additionally, includes independent oncology practices to which we provide limited management services and have network provider agreements, but do not bear the operating costs.
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
The following tables provide a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Net loss	$(60,606)	$(64,663)	$4,057	(6.3)%
Depreciation and amortization	6,944	6,287	657	10.5%
Interest expense, net	11,276	7,497	3,779	50.4%
Tax payments and penalties	12	(32)	44	(137.5)%
Non-cash addbacks(1)	4,642	(139)	4,781	(3,439.6)%
Share-based compensation	4,551	11,151	(6,600)	(59.2)%
Change in fair value of liabilities	12,453	(3,316)	15,769	(475.5)%
Unrealized (gains) losses on investments	6	(133)	139	(104.5)%
Post-combination compensation expense(2)	46	374	(328)	(87.7)%
Consulting and legal fees(3)	2,030	841	1,189	141.4%
Infrastructure and workforce costs(4)	6,236	6,427	(191)	(3.0)%
Transaction costs(5)	1	18	(17)	(94.4)%
Adjusted EBITDA	$(12,409)	$(35,688)	$23,279	(65.2)%
(1)    During the year ended December 31, 2025, non-cash addbacks was comprised of the write-off of the net assets of the Clinical Trials segment and certain expenses incurred through our shared services agreement with Helios of $2,398 and a bad debt write off of $2,594, offset by non-cash rent expense of $665. During the year ended December 31, 2024, non-cash addbacks were primarily comprised of non-cash rent of $411 and $259 loss on disposal of fixed assets.
(2)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(3)    Consulting fees were comprised of a subset of the Company’s total consulting fees, and related to certain non-recurring advisory projects during the year ended December 31, 2025 and 2024.
(4)    Infrastructure and workforce costs were primarily comprised of non-recurring legal fees related to infrastructure build out and settlements of $2,256 and $3,656, recruiting expenses to build out corporate infrastructure of $1,338 and $1,294, severance expenses resulting from cost rationalization programs of $257 and $343, stop-loss contract timing of approximately $1,248 and $0, and temporary labor of $217 and $748 during the year ended December 31, 2025 and 2024, respectively.

(5)    Transaction costs incurred during the year ended December 31, 2025 and 2024 were comprised of consulting, legal, administrative and regulatory fees associated with non-recurring due diligence projects.
Liquidity and Capital Resources
General
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. Below information reflects dollars in thousands.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2025, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $33,565 and an accumulated deficit of $271,419 at December 31, 2025, and a net loss of $60,606 and net cash used in operating activities of $24,587 for the year ended December 31, 2025. In February 2025, the Company entered into an Amendment to the Facility Agreement (see Note 11 - Debt) in which the Company made a partial prepayment of approximately $20 million together with accrued and unpaid interest. Among other items, the Amendment provided for the removal of the financial covenant that required the Company to hold at least $40 million of cash and cash equivalents. Additionally, in March 2025, the Company entered into a securities purchase agreement for a private placement that resulted in gross proceeds of approximately $16.5 million, before deducting placement agent fees and offering expenses. Also, the Company's lender and existing investor, entered into an exchange agreement, in which approximately $4.1 million aggregate principal amount of the Company's senior secured convertible notes would be exchanged for common-equivalent preferred stock and warrants for common stock. Additionally, from August 2025 through October 2025, the Company raised approximately $13.8 million in net proceeds from a at-the-market offering. The Company does not intend to further use the at-the-market sales agreement related to this offering program.

The Company has also taken a number of other actions to increase cash flow. As one of our strategic priorities in 2025 and beyond, the Company implemented an initiative to eliminate cash burn. Due to efforts towards working capital management, the Company was able to generate a positive cash flow from operations in Q4 2025 of $3,233. Additionally, we generated a 2.1% reduction in SG&A expenses compared to the prior year directly as a result of our ongoing efforts to streamline operations, improve efficiency, and optimize our overhead resourcing.

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

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Net cash and cash equivalents used in operating activities	$(24,587)	$(26,538)	$1,951	(7.4)%
Net cash and cash equivalents provided by (used in) investing activities	(3,074)	46,211	(49,285)	(106.7)%
Net cash and cash equivalents provided by (used in) financing activities	11,557	(3,492)	15,049	(431.0)%
Net (decrease) increase in cash and cash equivalents	$(16,104)	$16,181	$(32,285)	(199.5)%
Cash and cash equivalents at beginning of period	49,669	33,488	16,181	48.3%
Cash and cash equivalents at end of period	$33,565	$49,669	$(16,104)	(32.4)%
Operating Activities
Significant changes impacting net cash and cash equivalents used in operating activities for the year ended December 31, 2025 as compared to the year ended December 31, 2024 were as follows:
•Increase in amortization of debt issuance cost and debt discount of $2,075 due to the decrease of the senior secured convertible note principal in connection with the debt amendment and exchange agreement;
•Write-off of net assets related to the clinical trials segment of $2,398;
•Increase in loss of $14,903 related to the change in the fair value of liabilities due to the increase in stock price over the prior year;

•Increase in bad debt expense of $0 related to the write off of accounts receivable related to co-pays;
•Share based compensation decreased by $6,601 compared to the prior year due to the cancellation of earnout shares in November 2024 and the full vesting of RSUs and options from previous grants;
•Cash impacted by accounts receivable decreased $6,333 for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to new contract wins and therefore more services being provided and billed;

•Cash impacted by accounts payable and accrued expenses increased $504 for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to an increase in vendor payables resulting from the growth in the Company's business and strategic cash management;
•Cash used by purchasing inventory increased $10,475 for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to the year-end buy-in with our primary drug supplier to take advantage of rebates related to purchases
Investing Activities
Net cash provided by investing activities decreased $49,285 for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to the sales of marketable securities of $50,000 during the same period in the prior year, which did not occur in the current period.
Financing Activities
Net cash used by financing activities increased $15,049 for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to the net proceeds from the private placement offering of $15,359, net proceeds from at-the-market offering of $13,841, and an increase in proceeds from options and warrants exercised of $3,285, partially offset by principal payments on the senior secured convertible note of $20,000.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of principal and interest due on the convertible note, operating leases and other miscellaneous items. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of December 31, 2025.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2026	2027	2028-2029	Thereafter	Total
Convertible note[1]	$—	$92,349	$—	$—	$92,349
Operating leases	8,633	13,400	6,562	1,733	30,328
Deferred acquisition and contingent consideration	125	—	—	—	125
Other[2]	858	29	—	—	887
Total material cash requirements	$9,616	$105,778	$6,562	$1,733	$123,689
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

Our significant accounting policies are more fully described in the notes to our audited consolidated financial statements elsewhere in this Annual Report on Form 10-K. We believe that the following accounting policies and estimates reflects the most critical judgments and estimation uncertainty used in the preparation of our Consolidated Financial Results.

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
Segment Reporting
The Company presents the financial statements by segment in accordance with the relevant accounting literature to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company's CODM is our Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: specialty pharmacy, patient services, and clinical trials & other.
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
Consolidated revenue primarily consists of capitation revenue, fee-for-service (FFS) revenue, specialty pharmacy revenue, and clinical trials revenue. Revenue is recognized in the period in which services are rendered or the period in which the TOI PCs are obligated to provide services. The form of billing and related risk of collection for such services may vary by type of revenue and the payor. The following paragraphs provide a summary of the principal forms of billing arrangements and how revenue is recognized for each.
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
Specialty Pharmacy
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
Interest Rate Risk
We held cash and cash equivalents of $33,565 as of December 31, 2025, consisting of bank deposits and Treasury bills. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Additionally, our existing debt is a fixed rate and therefore has no interest rate risk exposure, however the fair value of the debt is impacted.
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
For the year ended December 31, 2025, the Company recognized no impairment charge to write-down the carrying value of goodwill related to patient services in excess of the fair value.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Oncology Institute, Inc.
Cerritos, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Oncology Institute, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2026 expressed an unqualified opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fee-For-Service (“FFS”) Accounts Receivable and Revenue

As described in Notes 2, 4 and 5 to the consolidated financial statements, the Company’s FFS accounts receivable and revenue were $35.4 million and $148.5 million as of and for the year ended December 31, 2025, respectively. FFS revenue represents revenue earned under contracts in which the Company bills and collects for medical services rendered by the Company’s employed or contracted physicians. The Company records FFS accounts receivable and revenue net of an allowance for contractual adjustments, which represents the expected amounts to be collected from third-party payors and patients. The Company estimates the expected amounts to be collected using a portfolio approach, which includes consideration of historical gross charges and cash collections.

We identified the valuation of FFS accounts receivable and accuracy of FFS revenue as a critical audit matter. The principal considerations for this relate to the determination of the portfolios and the period of historical gross charges and cash collections data used in the portfolio approach. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Testing management’s portfolio approach by assessing the appropriateness of the portfolios and period of historical gross charges and cash collections data used, testing the completeness and accuracy of the underlying historical gross charges and cash collections, and recalculating the collection percentages.
•Testing a sample of FFS transactions by agreeing to underlying support and recalculating the net FFS revenue and account receivables balances using the recalculated collection percentages.
•Developing an independent estimate of FFS revenue using historical net revenue recognized by service and comparing it to the estimate recorded by management.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2019.
Costa Mesa, California

March 12, 2026

THE ONCOLOGY INSTITUTE, INC. CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$33,565	$49,669
Accounts receivable, net	58,998	48,335
Other receivables	322	346
Inventories	16,875	10,039
Prepaid expenses and other current assets	2,987	4,029
Total current assets	112,747	112,418
Property and equipment, net	10,684	11,888
Operating right of use assets	22,374	25,782
Intangible assets, net	11,015	14,810
Goodwill	7,230	7,230
Other assets	606	589
Total assets	$164,656	$172,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,167	$24,324
Current portion of operating lease liabilities	7,156	6,798
Accrued expenses and other current liabilities	20,639	21,093
Total current liabilities	70,962	52,215
Operating lease liabilities	19,131	23,223
Derivative warrant liabilities	264	17
Conversion option derivative liabilities	12,591	385
Long-term debt, net of unamortized debt issuance costs	77,400	93,131
Other non-current liabilities	28	125
Deferred income taxes liability	—	32
Total liabilities	180,376	169,128
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity (deficit):
Common Stock, 0.0001 par value, authorized 500,000,000 shares; 100,596,918 shares issued and 98,863,144 shares outstanding at December 31, 2025 and 77,470,886 shares issued and 75,737,112 shares outstanding at December 31, 2024	10	8
Series A Convertible Preferred Stock, 0.0001 par value, authorized 10,000,000 shares; 193,507 and 165,045 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	256,708	215,413
Treasury Stock at cost, 1,733,774 shares at December 31, 2025 and 2024	(1,019)	(1,019)
Accumulated deficit	(271,419)	(210,813)
Total stockholders’ equity (deficit)	(15,720)	3,589
Total liabilities and stockholders’ equity (deficit)	$164,656	$172,717
Note: The Company’s consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $88,806 and $70,804 as of December 31, 2025 and 2024, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $55,410 and $35,424 as of December 31, 2025 and 2024, respectively. See Note 16 for further details.
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue
Patient services	$228,991	$204,883
Specialty pharmacy	269,176	179,916
Clinical trials & other	4,562	8,613
Total operating revenue	502,729	393,412
Operating expenses
Direct costs – patient services	205,502	186,880
Direct costs – specialty pharmacy	220,558	151,231
Direct costs – clinical trials & other	234	1,304
Selling, general and administrative expense	105,574	107,828
Depreciation and amortization	6,944	6,287
Total operating expenses	538,812	453,530
Loss from operations	(36,083)	(60,118)
Other non-operating expense (income)
Interest expense, net	11,276	7,496
Change in fair value of derivative warrant liabilities	247	(619)
Change in fair value of conversion option derivative liabilities	12,206	(2,697)
Other, net	925	365
Total other non-operating expense	24,654	4,545
Loss before provision for income taxes	(60,737)	(64,663)
Income tax benefit	131	—
Net loss	$(60,606)	$(64,663)
Net loss per share attributable to common stockholders:
Net loss attributable to common stockholders, basic and diluted	$(50,305)	$(53,005)
Weighted-average number of shares outstanding, basic and diluted	92,389,381	75,043,678
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.71)
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(US Dollars in thousands, except share data)

	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Treasury stock	Additional paid in capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December, 31, 2023	75,879,025	$8	165,045	$—	$(1,019)	$204,186	$(146,150)	$57,025
Net loss	—	—	—	—	—	—	(64,663)	(64,663)
Issuance of common stock upon vesting of RSUs	1,504,511	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	87,350	—	—	—	—	75	—	75
Share-based compensation expense	—	—	—	—	—	11,152	—	11,152
Balance at December 31, 2024	77,470,886	$8	165,045	$—	$(1,019)	$215,413	$(210,813)	$3,589
Net loss	—	—	—	—	—	—	(60,606)	(60,606)
Issuance of common stock upon vesting of RSUs	2,172,596	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	3,066,837	—	—	—	—	2,767	—	2,767
Issuance of common stock upon exercise of warrants	799,595	—	—	—	—	517	—	517
Issuance of common stock upon private placement, net	12,006,510	1	—	—	—	15,358	—	15,359
Issuance of preferred stock upon exchange of debt for equity	—	—	37,233	—	—	4,111	—	4,111
Conversion of preferred stock to common stock	877,100	—	(8,771)	—	—	—	—	—
Issuance of common stock at the market offering, net	4,143,706	1	—	—	—	13,840	—	13,841
Share issuances through employee stock purchase plan	59,688	—	—	—	—	151	—	151
Share-based compensation expense	—	—	—	—	—	4,551	—	4,551
Balance at December 31, 2025	100,596,918	$10	193,507	$—	$(1,019)	$256,708	$(271,419)	$(15,720)

See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands)
	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(60,606)	$(64,663)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	6,944	6,287
Amortization of debt issuance costs and debt discount	8,380	6,305
Write-off of assets from clinical trials segment	2,398
Share-based compensation	4,551	11,152
Change in fair value of liability classified warrants	247	(619)
Change in fair value of liability classified conversion option derivatives	12,206	(2,697)
Unrealized (gain) loss on investments	—	(133)
Accretion of discount on investment securities	—	(500)
Deferred taxes	(32)	—
Loss on disposal of property and equipment	—	271
Changes in operating assets and liabilities:
Accounts receivable	(12,308)	(5,975)
Inventories	(6,836)	3,639
Other receivables	(274)	205
Prepaid expenses	2,033	1,176
Other assets	(17)	(28)
Accrued expenses and other current liabilities	(448)	9,471
Accounts payable	19,638	9,215
Change in operating leases	(452)	559
Other non-current liabilities	(11)	(203)
Net cash and cash equivalents used in operating activities	(24,587)	(26,538)
Cash flows from investing activities:
Purchases of property and equipment	(3,200)	(3,789)
Proceeds from asset disposition	126	—
Sales of marketable securities/investments	—	50,000
Net cash and cash equivalents provided by (used in) investing activities	(3,074)	46,211
Cash flows from financing activities:
Proceeds from private placement, net of offering costs	15,359	—
Proceeds from at-the-market offering, net of offering costs	13,841	—
Proceeds from employee stock purchase plan	151	—
Payments made for financing of insurance payments	(991)	(1,156)
Payment of deferred consideration liability for acquisition	(50)	(2,372)
Principal payments on long-term debt	(20,000)	—
Principal payments on financing leases	(37)	(39)
Common stock issued for warrants exercised	517	—
Common stock issued for options exercised	2,767	75
Net cash and cash equivalents provided by (used in) financing activities	11,557	(3,492)
Net (decrease) increase in cash and cash equivalents	(16,104)	16,181
Cash and cash equivalents at beginning of period	49,669	33,488
Cash and cash equivalents at end of period	$33,565	$49,669
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,914	$4,498
Supplemental disclosure of noncash investing and financing activities:
Principal exchange of convertible note for preferred stock	$4,111	—
Right-of-use assets in connection with operation lease modifications	$1,570	$1,375
Financed insurance premiums	$794	$844
Purchases of property and equipment included in accounts payable	$441	$680
See accompanying notes to the consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024
(US Dollars in thousands, except share data)
Note 1. Description of the Business
Overview of the Business
The Oncology Institute, Inc. (“TOI”) was formerly known as DFP Healthcare Acquisitions Corp. ("DFPH"). DFPH was a Delaware corporation originally formed in 2019 as a publicly-traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination ("Business Combination"). TOI's wholly-owned subsidiary The Oncology Institute, LLC (which was formerly known as TOI Parent, Inc.) was originally founded in 2007 and is a leading, national platform delivering integrated direct care and cost management to patients and payors who are experiencing or managing members undergoing treatment for cancer and other complex medical conditions.
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
Through wholly-owned subsidiaries (including TOI Management, LLC (“TOI Management”)) and affiliated entities, TOI operates combined community clinics and infusion suites staffed with providers who administer latest-generation cancer treatments including chemotherapy, immunotherapy, oncolytics, and radiation oncology. Additionally, TOI provides coordinated case management, drug formulary management, and fully-delegated networks of care providers, all of which we use to drive improved treatment outcomes at an affordable cost to our patients and payors. Additionally, TOI operates a specialty pharmacy that includes both in-office and mail-order dispensing for complementary oral and self-injectable medications taken by our patients concurrent with their in-office cancer therapies.
On March 31, 2025, the Company entered into a Research Services Agreement ("RSA") with Helios CR, Inc. ("Helios"), effective May 5, 2025, pursuant to which the Clinical Trials segment is operated by Helios in its entirety under a profit sharing arrangement with the Company. As part of the RSA, there is a Transition Services Agreement, in which certain administrative and professional services are provided by Helios for a certain period of time. Additionally, the Company pays a management fee to Helios on a periodic basis for certain shared services. The Company recognized a $2,398 loss due to the write-off of the segment's net assets for the year ended December 31, 2025
The Company has 116 oncologists and mid-level professionals across 65 clinic locations located within five states: California, Florida, Arizona, Oregon, and Nevada. The Oncology Institute CA, a Professional Corporation ("TOI CA"), one of the TOI PCs, is comprised of the clinic locations in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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
The Company holds variable interests in TOI's Personal Corporations ("TOI PCs") , which it cannot legally own, as a result of entering into master services agreements ("MSAs"). As of December 31, 2025, TOI held variable interests in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), The Oncology Institute OR, a Professional Corporation ("TOI OR"), and The Oncology Institute TX, a Professional Corporation ("TOI TX") (collectively, the TOI PCs), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 16, the noncontrolling shareholders hold nominal interests in the VIEs and do not participate in the income or loss of the VIEs.
Liquidity
The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the consolidated financial statements for the year ended December 31, 2025, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $33,565 and an accumulated deficit of $271,419 at December 31, 2025, and a net loss of $60,606 and net cash used in operating activities of $24,587 for the year ended December 31, 2025. In February 2025, the Company entered into an Amendment to the Facility Agreement (see Note 11 - Debt) in which the Company made a partial prepayment of approximately $20 million together with accrued and unpaid interest. Among other items, the Amendment provided for the removal of the financial covenant that required the Company to hold at least $40 million of cash and cash equivalents. Also, the Company entered into a securities purchase agreement for a private placement that resulted in gross proceeds of approximately $16.5 million to the Company before deducting placement agent fees and offering expenses. Additionally, in August 2025 through October 2025, the Company raised approximately $13.8 million in net proceeds from a at-the-market offering.
The Company has also taken a number of other actions to increase cash flow. As one of our strategic priorities in 2025 and beyond, the Company implemented an initiative to reduce negative cash flow from operations.
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

Segment Reporting
The Company presents the financial statements by segment in accordance with Accounting Standard Codification Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: patient services, specialty pharmacy, and clinical trials & other. Each of the operating segments is also a reporting segment as described further in Note 19.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates under different assumptions or conditions. Significant items subject to such estimates and assumptions include judgments related to fee-for-service ("FFS") revenue recognition, estimated FFS accounts receivable and the allowance for credit losses, useful lives and recoverability of long-lived assets, recoverability of goodwill, fair value of share-based compensation, fair value of liability classified instruments, and judgments related to deferred income taxes.
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
Revenue primarily consists of capitation revenue, FFS revenue, specialty pharmacy revenue, and clinical trials revenue. Revenue is recognized in the period in which services are rendered and prescriptions are delivered or the period in which the Company is obligated to provide services. The form of billing and related risk of collection for such services may vary by type of revenue and the payor. The following paragraphs provide a summary of the principal forms of the Company’s billing arrangements and how revenue is recognized for each.
Capitation
Capitation revenues of the Company consist primarily of fees for medical services provided to patients by the Company under a capitated arrangement with various managed care organizations. Capitation revenue is paid monthly to the Company based on the number of enrollees assigned to the Company by the contracted managed care organization (per member, per month; or “PMPM”). Capitation contracts generally have a legal term of one year or longer. Capitation contracts have a single performance obligation that is a stand ready obligation to perform healthcare services to the population of enrolled members and constitutes a series for the provision of managed healthcare services for the term of the contract, which is deemed to be one month since the mix of patient-customers can and do change month over month. The transaction price for capitation contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. The Company generally estimates the transaction price using the most likely methodology and amounts are only included in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Certain contracts include terms for a capitation deduction where the cost of out-of-network referrals of members by the Company are deducted from the future payment. The deductions vary depending on the payor and are often not known until a future period. As such, the Company adjusts the transaction price for capitation deductions based on historic experience such that the capitation revenue is recognized to the extent that it is not probable a significant reversal of revenue will occur in the future. The performance obligation is rendered in the period that the Company stands ready to provide the service on the basis of the transaction price established at that time. If subsequent information resolves uncertainties related to the transaction price, adjustments will be recognized in the period they are resolved. When payment has been received but services have not yet been rendered, the payment is recognized as a contract liability.
Fee-for-Service Revenue
Fee-for Service (FFS) revenue represents revenue earned under contracts in which the Company bills and collects for medical services rendered by the Company’s employed or contracted physicians. The terms for FFS contracts are short in duration and only last for the period over which services are rendered (typically, one day). FFS revenue consists of fees for medical services provided to patients. These medical services are capable of being distinct since the patient can benefit from the medical services on their own. Each service constitutes a single performance obligation for which the patient accepts and receives the benefit of the medical services as they are performed.
Under the FFS arrangements, the Company bills third-party payors and patients for patient care services provided. Payments for services provided are generally less than billed charges. The Company records revenue net of an allowance for contractual adjustments, which represents the net revenue expected to be collected from third-party payors (including managed care, commercial, and governmental payors such as Medicare and Medicaid), and patients. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient’s healthcare plans, mandated payment rates in the case of Medicare and Medicaid programs, and historical gross charges and cash collections (net of recoveries).
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
The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system, and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded on the date the services are rendered based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services. When the performance obligation is not satisfied, the billing is recognized as a contract liability. There are no contract liabilities as of December 31, 2025 and 2024 related to FFS revenue.
Specialty Pharmacy
The Company sells oral prescription drugs directly through its dispensaries and pharmacy. Each prescription filled and delivered to the customer is a distinct performance obligation. The transaction price for the prescriptions is based on fee schedules set by various pharmacy benefit managers (“PBMs”) and other third party payors. The fee schedule is often subject to Direct and Indirect Remuneration (DIR) fees, which are based primarily on pre-established metrics. DIR fees are assessed at the time of payment. The Company recognizes revenue based on the transaction at the time the customer takes possession of the oral drug. DIR fees are reflected in the net reimbursements received.
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
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and payor type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. No allowance for credit losses was recorded as of December 31, 2025 and 2024.
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
When events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, or other long-lived assets, may not be recoverable, an evaluation of the recoverability of currently recorded costs is performed. When an evaluation is performed, the estimated value of undiscounted future net cash flows associated with the asset groups is compared to the asset groups’ carrying value to determine if a write-down to fair value is required. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the assets. There were no impairment adjustments recorded for long-lived assets during the years ended December 31, 2025 and 2024.
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
The Company performed a qualitative assessment for the twelve months ended December 31, 2025 and 2024 and determined it was not necessary to perform the two-step quantitative analysis. The Company determined there was no impairment for the twelve months ended December 31, 2025 and 2024.
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
For the years ended December 31, 2025 and 2024, the Company performed a qualitative analysis and determined that there were no indicators of impairment. Therefore, no impairment charge of its finite-lived intangible assets was recorded.
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
The shares of common stock underlying the public warrants are not redeemable and the Company has one single class of voting stock; therefore, the public warrants are not precluded from being considered indexed to the Company’s common stock which allows the public warrants to meet the criteria for equity classification per Accounting Standards Codification Subtopic No. 815-40 Contracts on an Entity's Own Equity ("ASC 815-40"). Warrants classified as equity are recorded at their issuance cost and are not subject to remeasurement at each subsequent balance sheet date.
The private placement warrants are not considered indexed to the Company’s stock per ASC 815-40 and are therefore recorded as liabilities, given the settlement of the private placement warrants is dependent, in part, on who holds the warrants at the time of the settlement. Warrants classified as liabilities are recorded at their estimated fair value and are revalued at each subsequent balance sheet date, with fair value changes recognized in other non-operating expense (income) in the accompanying Consolidated Statements of Operations. The Company estimates the value of these warrants using a Binomial Lattice valuation model in a risk-neutral framework.
Earnout Liability
The Company determined that Earnout Shares issuable to Legacy TOI stockholders and DFPH stockholders failed to meet equity classification criteria under ASC 815-40 and therefore, represents a liability that meets the definition of a derivative and recognized it on the balance sheet at its fair value upon the Closing Date. The right to Earnout Shares issuable to Legacy TOI stockholders and DFPH stockholders were remeasured at fair value using a Monte Carlo simulation model each period through earnings. The Earnout Shares were cancelled as of December 31, 2024 due to the performance obligation not being met. See Note 7 for further discussion.
Earnout Shares issuable to Legacy TOI employees were considered a share-based compensation award under Accounting Standards Codification Topic No. 718, Stock Based Compensation (“ASC 718”) due to the requirement that Legacy TOI employees must remain employed by the Company in order to not forfeit such unvested Earnout Shares. Such Earnout Shares were accounted for within equity over the service period. See Note 14 for further discussion.
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
Retirement Plans

The Company provides a qualified 401(K) plan to all eligible employees which is administered through the Principal Financial Group, Inc. Employees are eligible to participate in the plan on the first day of the month subsequent to completing two months of service. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. In 2025 and 2024, the Company provided a matching contribution of 100% of the elective deferral that does not exceed 4% of compensation. Participants are always fully vested in their own contributions and the Company’s matching contributions vest immediately. The Company expensed to selling, general and administrative expenses $1,465 and $1,383 in matching contributions related to the 401(K) plan during the years ended December 31, 2025 and 2024, respectively.
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
The Company's fair value measurement methodology for cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value because of the short maturity and high liquidity of these instruments. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation methodologies. Level 2 investment securities include US Treasuries purchased in the secondary market that use pricing inputs other than quoted prices in active markets and fair value is determined using pricing models or other valuation methodologies such as broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. Contingent considerations are valued using a present value factor using credit rating yields which are considered to be a Level 3 fair value measurement. Fair value measurements used for the goodwill and intangible assets are based on the discounted cash flow method within the income approach and guideline public company method to value the reporting units, which is considered to be a Level 3 fair value measurement. The unobservable inputs utilized in determining the fair value of goodwill based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant. Inputs used to calculate the fair value based on the market approach include the revenue and EBITDA multiples based on guidelines for similar publicly traded companies and recent transactions. Fair value measurements of derivative warrants liability are based on Binomial Lattice, which is considered to be Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the derivative warrants is the expected volatility of the common stock. Fair value measurements of the convertible note warrant and conversion option derivative liabilities are based on the Black-Derman-Toy model implemented in the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the convertible note warrant and conversion option derivative liabilities is the expected volatility of the common stock. The senior secured convertible note, which is carried at amortized cost, is considered to be a Level 2 fair value measurement due to observable inputs, such as the term matched risk-free rate and the credit spread, which is used to calculate the discount rate as of the valuation date.
Recently Issued and Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures ("ASU 2023-09"). The new standard requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the year ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company adopted ASU 2023-09 as of December 31, 2025. The adoption did not have a material impact on the Company's financial statements.

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

Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Percentage of Patient Services Net Revenue:
Payor A	14%	16%
The concentration of gross receivables on a percentage basis for major payors at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Percentage of Gross Receivables of Patient Services Revenue:
Payor A	N/A	11%
Payor B	10%	N/A
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of direct costs on a percentage basis for major vendors for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Percentage of Direct Costs:
Vendor A	98%	98%
The concentration of gross payables on a percentage basis for major vendors at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Percentage of Gross Payables:
Vendor A	77%	65%
Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.

Accounts Receivable as of December 31, 2025 and 2024 consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Oral drug accounts receivable (Specialty Pharmacy)	$7,457	$6,371
Capitated accounts receivable (Patient Services)	3,213	3,695
FFS accounts receivable (Patient Services)	35,376	26,532
Clinical trials accounts receivable	—	1,863
Other trade receivables	12,952	9,874
Total	$58,998	$48,335
There was no allowance for credit losses recorded as of December 31, 2025 and 2024.
As of January 1, 2024, the accounts receivable balance amounted to $42,360.
During the year ended December 31, 2025 and 2024, the Company did not have significant bad debt expense or recoveries. Credit losses were a result of accounts receivable on completed contracts that were deemed uncollectible during the period.
Note 5. Revenue
The Company recognizes revenue in accordance with ASC 606 on the basis of its satisfaction of outstanding performance obligations. The Company fulfills its performance obligations over time, either over the course of a single treatment (fee-for-service or "FFS"), a month (capitation), or a number of months (clinical research). The Company also has revenue that is satisfied at a point in time (specialty pharmacy). See Note 2 for summary of the Company’s policies and significant assumptions related to revenue recognition.
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Year Ended December 31,
	2025	2024
Patient services
Capitated revenue	$80,481	$68,686
FFS revenue	148,510	136,197
Subtotal	228,991	204,883
Specialty pharmacy revenue	269,176	179,916
Clinical research trials and other revenue	4,562	8,613
Total	$502,729	$393,412
Refer to Note 19 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of December 31, 2025 and 2024. Refer to Note 4 for accounts receivable as of December 31, 2025 and 2024.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. Contract liabilities consist of estimated deductions and expenses related to capitation contracts. As of December 31, 2025 and 2024, contract liabilities amounted to $2,282 and $2,351, respectively. As of January 1, 2024, the contract liabilities amounted to $545. Contract liabilities are included within other current liabilities and presented in Note 9 along with refund liabilities due to amounts not being material. During the years ended December 31, 2025 and 2024, the Company recognized revenue of $0 and $545, respectively, related to deferred capitation revenue received (contract liability) as of the beginning of each respective year.

Remaining Unsatisfied Performance Obligations
The accounting terms for the Company’s patient services and specialty pharmacy contracts do not extend past a year in duration. Additionally, the Company applies the ‘as invoiced’ practical expedient to its clinical research contracts.
Note 6. Inventories
The Company purchases oral, intravenous and injectable chemotherapy medications from primarily one supplier. See Note 2 for a summary of the Company’s policies relating to oral, intravenous and injectable chemotherapy inventory.
The Company’s inventories as of December 31, 2025 and 2024 were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Specialty Pharmacy inventory	$8,796	$3,483
IV drug inventory	8,079	6,556
Total	$16,875	$10,039
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating expense (income) on the Company's Consolidated Statements of Operations. The Company’s investments in cash equivalents and marketable securities at December 31, 2025 and 2024 is as follows:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money Market Fund	$27,230	$—	$—	$27,230

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury Bills	$38,657	$5	$—	$38,662
The contractual maturities of the Company's investments in cash equivalents as of December 31, 2025 and 2024 is as follows:

December 31, 2025 (in thousands)	Due in One Year or less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
Money Market Fund	$27,230	$—	$—	$27,230

December 31, 2024 (in thousands)	Due in One Year or less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
U.S. Treasury Bills	$38,662	$—	$—	$38,662

The Company recorded a net unrealized loss of $6 for the twelve months ended December 31, 2025.

Accrued interest receivable on cash equivalents and marketable securities was $53 and $37, respectively, at December 31, 2025 and 2024, and is included within other receivables in the Consolidated Balance Sheets.
Fair Value Measurements
The following tables present the carrying amounts of the Company’s financial instruments at December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$27,230	$—	$27,230	$—
Financial liabilities:
Derivative warrant liabilities	$264	$—	$264	$—
Conversion option derivative liabilities	12,591	—	—	12,591
There were no transfers between levels for the twelve months ended December 31, 2025 and 2024.

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$38,662	$—	$38,662	$—
Financial liabilities:
Derivative warrant liabilities	$17	$—	$17	$—
Conversion option derivative liabilities	385	—	—	385
The carrying amounts of cash, accounts receivable, other receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity and high liquidity of these instruments.
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
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis at December 31, 2025:

(in thousands)	Conversion Option Derivative Liability
Balance at January 1, 2024	$3,082
Change in fair value included in other expense	(2,697)
Balance at December 31, 2024	$385
Change in fair value included in other expense	12,206
Balance at December 31, 2025	12,591

As of December 31, 2025 and 2024, the conversion option derivative was valued using a Binomial Lattice, which is considered to be a Level 3 fair value measurement. A summary of the level 3 fair value measurements inputs used in the valuations is as follows:

December 31, 2025
Conversion Option Derivative Liability
Unit price	$3.56
Term (in years)	1.61
Volatility	114.00%
Risk-free rate	3.45%
Dividend yield	—
Cost of equity	—

December 31, 2024
Conversion Option Derivative Liability
Unit price	$0.31
Term (in years)	2.60
Volatility	112.80%
Risk-free rate	4.20%
Dividend yield	—
Cost of equity	—
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

Property and equipment, net, consist of the following:

(in thousands)	Useful lives	December 31, 2025	December 31, 2024
Computers and software	60 months	$5,106	$3,814
Office furniture	84 months	812	786
Leasehold improvements	Shorter of lease term or estimated useful life	12,849	12,502
Medical equipment	60 months	1,497	1,445
Construction in progress		1,137	106
Finance lease ROU assets	Shorter of lease term or estimated useful life	209	207
Less: accumulated depreciation		(10,926)	(6,972)
Total property and equipment, net		$10,684	$11,888
Depreciation expense for the years ended December 31, 2025 and 2024 was $3,963 and $3,192, respectively.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2025 and 2024 consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Compensation, including bonuses, fringe benefits, and payroll taxes	$7,093	$6,975
Contract liabilities	2,282	2,351
Directors and officers insurance premiums	794	770
Deferred acquisition and contingent consideration	125	180
Accrued interest	878	1,136
Repayments on advances	1,630	3,198
Accrued capitated leakage	1,681	759
Accrued sub-capitation	1,851	414
Other liabilities	4,305	5,310
Total accrued expenses and other current liabilities	$20,639	$21,093
Contract liabilities as of December 31, 2025 and 2024 consist of cash that has been received for contracts, but for which performance is still unsatisfied. Contract liabilities consist of estimated deductions and expenses related to capitation contracts.
The Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $964 financing arrangement beginning November 2025 with a maturity date of September 2026 at 7.49% annual interest rate to pay 11 monthly principal and interest payments of approximately $91 in premiums for directors’ and officers’ (“D&O”) insurance coverage through September 2026 to protect against such losses. The principal outstanding balance was $794 and $770 as of December 31, 2025 and 2024, respectively.
Note 10. Leases
The Company leases clinics, office buildings, and certain equipment under noncancellable financing and operating lease agreements that expire at various dates through June 2033. See Note 2 for a summary of the Company’s policies relating to leases.
The initial terms of operating leases range from 1 to 10 years and certain leases provide for free rent periods, periodic rent increases, and renewal options. Monthly payments for these leases range from $0 to $41. All lease agreements generally require the Company to pay maintenance, repairs, property taxes, and insurance costs, which are generally variable amounts based on actual costs incurred during each applicable period.

The Company has determined that periods covered by options to extend the Company's leases are excluded from the lease terms as it is not reasonably certain the Company will exercise such options.
Lease Expense
The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease costs:	$8,450	$8,558
Finance lease costs:
Amortization of ROU asset	36	42
Interest expense	5	8
Other lease costs:
Short-term lease costs	12	10
Variable lease costs	2,014	1,634
Total lease costs	$10,517	$10,252
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to December 31, 2025 are as follows:

(in thousands)	Operating Leases	Finance Leases
2026	$8,633	$39
2027	7,609	29
2028	5,791	—
2029	4,143	—
2030	2,419	—
Thereafter	1,733	—
Total future lease payment	$30,328	$68
Less: amount representing interest	(4,041)	(4)
Present value of future lease payment (lease liability)	$26,287	$64
Reported as:
Lease liabilities, current	$7,156	$36
Lease liabilities, noncurrent	19,131	28
Total lease liabilities	$26,287	$64
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating	4.07	4.65
Finance	1.71	2.64
Weighted-average discount rate
Operating	6.77%	6.59%
Finance	6.72%	6.62%

Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the years ended December 31, 2025 and 2024.

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment for operating leases	$8,861	$8,509
Financing cash payments for finance leases	42	48
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,477	$3,049
Finance leases	—	—
During the years ended December 31, 2025 and 2024 , ROU assets of $1,477 and $3,049 were obtained in exchange for lease obligations, respectively.
Lease Modifications
During the year ended December 31, 2025, the Company extended its lease terms for four clinics in California and one clinic in Arizona. These extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, for the twelve months ended December 31, 2025, the Company recognized the difference of $1,570 as an increase to the operating lease liability and to the operating lease right-of-use asset, and $17 as a net increase to rent expense.

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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain minimum net quarterly revenues of $100,000 during fiscal year 2025 and thereafter. Additionally, the Registration Rights Agreement requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective. The Company was in compliance with the covenants of the Facility Agreement as of December 31, 2025.
On February 26, 2025, the Company, the Lenders, and the Agent, entered into the Limited Consent and Amendment No. 1 to Facility Agreement (the “Consent and Amendment”), which amended the Facility Agreement, dated as of August 9, 2022.

The Consent and Amendment, among other things, provided for (i) Lenders’ consents to the waiver of certain restrictions imposed by the Facility Agreement regarding the issuance and sale of the Company’s equity and equity-linked securities, (ii) the removal of a financial covenant that required the Company to hold at least $40,000 of cash or cash equivalents in accounts that were subject to control agreements in favor of the Agent, (iii) amendment and restatement of the Company’s financial reporting covenant under the Facility Agreement in its entirety, and (iv) granting participation rights permitting the Lenders to purchase common stock and/or warrants exercisable for common stock in up to two equity offerings that occur by no later than February 26, 2026 (“Participation Rights”). The Consent and Amendment was accounted for as a debt modification in accordance with ASC 470.
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

Additionally, in connection with the Private Placement (described in Note 13. Stockholders’ Equity) certain Lenders exercised participation rights and entered into an exchange agreement pursuant to which such Lenders agreed to exchange approximately $4,100 aggregate principal amount of the Company’s Senior Secured Convertible Notes for 37,232.83 shares of common-equivalent Preferred Stock (convertible into 3,723,283 shares of Common Stock) and warrants to purchase 1,861,642 shares of Common Stock at the same prices being paid by the investors in the Private Placement. The fair value of the common-equivalent Preferred Stock and warrants issued was $4,100. The exchange was accounted for as a partial debt extinguishment under ASC 470. As a result, the Company recognized a loss on extinguishment of debt within interest expense of $600 during the year ended December 31, 2025, which consisted of a proportionate write-off of unamortized financing costs related to the Facility Agreement.
The Company was in compliance with the amended covenants of the Facility Agreement as of December 31, 2025.

Conversion Options
The Senior Secured Convertible Notes contain several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Notes the ability to convert the Senior Secured Convertible Notes at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of predefined formulae, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of December 31, 2025. No Conversion Shares were issued as of December 31, 2025.
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
As of December 31, 2025 and 2024, there are no Convertible Note Warrants outstanding.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 1.61 years remain).
The total issuance costs of $4,924 was allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company immediately expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 1.61 years remain).

Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of December 31, 2025 consists of the following:

	December 31, 2025	December 31, 2024
Senior Secured Convertible Note, due August 9, 2027	$85,889	$110,000
Less: Unamortized debt issuance costs	1,123	2,211
Less: Unamortized debt discount	7,366	14,658
Long-term debt, net of unamortized debt discount and issuance costs	$77,400	$93,131
As of December 31, 2025 and 2024, the estimated fair value (Level 2) of the Senior Secured Convertible Note was $76,290 and $92,359, respectively.
The amortization of the debt issuance costs and debt discount was charged to interest expense for all periods presented. For the years ended December 31, 2025 and 2024, the effective yield was 10.64% and 13.38%, respectively. The amount of debt issuance costs and debt discount included in interest expense for the years ended December 31, 2025 and 2024 was $8,380 and $6,305, respectively. The Company had interest expense of $3,634 and $4,473 on the Facility Agreement term loan for the years ended December 31, 2025 and 2024, respectively. The Company had $878 and $1,136 of accrued interest as of December 31, 2025 and 2024, respectively.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Additionally, the lenders' Agent holds shares of common and preferred stock within the Company as of December 31, 2025 and 2024.
Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of December 31, 2025:

(in thousands)
2026	$—
2027	85,889
Total debt	$85,889
Note 12. Income Taxes
The components of the provision (benefit) for income taxes consists of:

(in thousands)	Current	Deferred	Total
Year ended December 31, 2025:
U.S. federal	$(99)	$(32)	$(131)
State and local	—	—	—
	$(99)	$(32)	$(131)

(in thousands)	Current	Deferred	Total
Year ended December 31, 2024:
U.S. federal	$—	$—	$—
State and local	0	0	0
	$—	$—	$—

As further described in Note 2, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

(in thousands)	Year Ended December 31,
	2025	%
Tax provision at the U.S. federal statutory rate	$(12,755)	21.00%
State tax, net federal benefit	—	—%
Changes in valuation allowances	9,053	(14.90)%
Changes in unrecognized tax benefits	(99)	0.16%
Nontaxable or Nondeductible Items:
DFP derivative expense	2,563	(4.22)%
163(l) Interest expense limitation	2,523	(4.15)%
Stock based compensation	276	(0.45)%
Section 162(m) limitation	(562)	0.93%
Other non-deductible expenses	94	(0.16)%
Other Reconciling Items:
Prior Year Deferred True-Ups	(1,361)	2.24%
Other	137	(0.22)%
Income tax (benefit) and effective income tax rate	$(131)	0.21%

(in thousands)	Year Ended December 31,
2024
Income tax at federal statutory rate	$(13,579)
Meals and entertainment	36
Fines and penalties	11
Stock based compensation	5,095
Warrant expense	(130)
162(m) Deferred haircut	(387)
163(l) Interest expense limitation	2,264
DFP derivative expense	(566)
Prior year deferred true-ups	19
Change in valuation allowance	7,232
Other	5
Income tax (benefit) expense	$—
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below.

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Accrued Expenses	$1,490	$1,190
Net operating loss carryforwards	65,743	53,419
Deferred cap revenue	660	683
Stock based compensation	928	1,351
Charitable contributions	5	2
ROU Lease liability	7,456	8,522
Financing lease liability	170	229
Unrealized gain/loss	3	1
IRC 174 expenditures	68	—
Intangibles	7,196	7,386
Total gross deferred tax assets	83,719	72,783
Valuation allowance	(75,952)	(63,595)
Net deferred tax assets	$7,767	$9,188
Deferred tax liabilities:
Property, plant, and equipment	$(1,275)	$(1,688)
ROU Asset	(6,324)	(7,290)
Financial lease asset	(168)	(293)
IRC 174 expenditures	—	51
Total gross deferred liabilities	$(7,767)	$(9,220)
Net deferred tax liabilities	$—	$(32)
In 2025, although the Company was in a taxable loss position and recorded no income taxes, the Company made state income tax payments for certain states with minimum tax requirements. The amount is immaterial.
The valuation allowance for deferred tax assets as of December 31, 2025 and 2024, was $75,952 and $63,595, respectively. The net change in the total valuation allowance was an increase of $12,357 in 2025 and an increase of $9,616 in 2024.
The valuation allowance at December 31, 2025 was primarily related to net operating loss carryforwards of TOI, Inc., TOI CA, TOI FL, TOI OR, and TOI TX, that, in the judgment of management, are not more likely than not to be realized. Similar to 2024, TOI Inc., TOI CA, TOI FL, TOI OR, and TOI TX will continue to file a consolidated 2025 federal return and state income tax return. Accordingly, net operating losses of TOI CA, TOI FL, TOI OR, and TOI TX can offset taxable income of TOI Parent for federal and state tax purposes. Deferred tax assets and deferred tax liabilities have been separately determined for all groups, as has the valuation allowance assessment for each. The table above reflects the combined deferred tax assets, deferred tax liabilities, and valuation allowance for TOI Inc., TOI CA, TOI FL, TOI OR, and TOI TX. Of the $75,952 total valuation allowance, $54,789 is attributable to the Federal Group, $4,461 is attributable to TOI Parent, $16,604 is attributable to TOI CA, $93 is attributable to TOI FL, and $5 to TOI OR.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect of available carry back and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2025.
At December 31, 2025, the Company has net operating loss carryforwards for Federal income tax purposes of $227,511, with $199,935 attributable to the Practice and $27,576 attributable to TOI Parent, which are available to offset future Federal taxable income of the Practice and Parent indefinitely. The Company has net operating loss carryforwards for state income tax purposes of $220,728, of which $185,250 is attributable to the Practice and will begin to expire after 2041, and $35,479 is attributable to Parent and will begin to expire after 2042.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. In 2022 and 2023, we completed an ownership change analysis pursuant to IRC Section 382 of the Code for the period from September 10, 2018 through taxable year ended December 31, 2021 and from January 1, 2022 through taxable year ended December 31, 2023 in which we determined that the Company did not experience an ownership change. There were no ownership changes filed with the Securities and Exchange Commission during 2024 and 2025 and the Company does not believe there were any ownership changes that would trigger any limitations imposed by Sections 382 or 383 through December 31, 2025. The Company will continue monitoring any future changes in stock ownership. The Company is currently operating in a loss position and has a full valuation allowance. We do not anticipate utilizing the tax attributes in the next year.

A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2025 and 2024 is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Beginning balance of unrecognized tax benefits	$99	$99
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions of prior years	(99)	—
Reductions due to lapse of applicable statute of limitation	—	—
Settlements	—	—
Ending balance of unrecognized tax benefits	$—	$99
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
The Company is subject to taxation in the U.S., California, Arizona, Florida, Oregon, and Texas. As of December 31, 2025, the statute of limitations remains open for tax year 2021 through the current year.
Note 13. Stockholders' Equity
Common Stock
As of December 31, 2025 there were 100,596,918 shares issued and 98,863,144 shares outstanding of common stock. As of December 31, 2024, there were 77,470,886 shares issued and 75,737,112 shares outstanding of common stock.
Voting shares
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.
Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of December 31, 2025.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. As of December 31, 2025 and 2024, there were 193,507 and 165,045 shares of preferred stock outstanding, respectively.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of December 31, 2025.
Assumed Public Warrants and Private Placement Warrants from the Business Combination
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of December 31, 2025, there are 5,749,986 public warrants outstanding and 2,187,283 private placement warrants from the Business Combination outstanding.
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

As of December 31, 2025, all of the Exchange Warrants (Common Warrants) related to the lender and pre-funded Warrants issued were still outstanding. As of December 31, 2025, there were 8,216,918 Common Warrants outstanding.

At-The-Market Share Issuances

During the twelve months ended December 31, 2025, the Company sold approximately 2.8 million shares of its Common Stock through its sales agent, B.Riley Securities. The Company generated approximately $9.6 million in aggregate gross proceeds from sales under the “at-the-market” offering program and paid fees to the sales agent of approximately $384 thousand.

During the twelve months ended December 31, 2025, the Company sold approximately 1.4 million shares of its Common Stock, through its sales agent, BTIG. The Company generated approximately $4.8 million in aggregate gross proceeds from sales under the “at-the-market” offering program and paid fees to the sales agent of approximately $192 thousand.

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

As of December 31, 2025, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 11,097,511. There were no Stock Options granted for the twelve months ended December 31, 2025.
The weighted average assumptions used in the Black-Scholes-Merton option-pricing model for the stock options granted during the year ended December 31, 2024 are provided in the following table:

December 31, 2024
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	80.20%
Risk-free interest rate	4.40%
Expected term (years)	6.25
The Company used the simplified method to calculate the expected term of stock option grants because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option.
Stock option activity during the years ended December 31, 2025 and 2024 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2024	7,488,859	$1.67
Granted	—	—
Exercised	(3,066,837)	0.90
Forfeited	(315,965)	1.84
Expired	(83,861)	2.48
Balance at December 31, 2025	4,022,196	$2.23	5.88	$7,904
Vested Options Exercisable at December 31, 2025	3,108,317	$2.37	5.31	$6,140

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2024	8,525,262	$1.74
Granted	1,579,393	2.00
Exercised	(87,350)	0.86
Forfeited	(2,305,864)	2.23
Expired	(222,582)	1.19
Balance at December 31, 2024	7,488,859	$1.67	6.21	$—
Vested Options Exercisable at December 31, 2024	5,709,755	$1.58	5.41	$—
Total share-based compensation expense related to stock options during the years ended December 31, 2025 and 2024 was $397 and $6,682, respectively. The weighted average fair market value of the stock options granted in 2024 was $0.59. The total intrinsic value of options exercised during 2025 and 2024, was $5,973 and $89, respectively.
At December 31, 2025, there was $346 of total unrecognized compensation cost related to unvested service Stock Options granted under the 2021 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.98 years as of December 31, 2025. During the year ended December 31, 2025, the Company received $2,767 in cash and $5,973 in tax benefit from the stock options exercised. The total fair value of common shares vested during the years ended December 31, 2025 and 2024 was $1,756 and $430, respectively.

Restricted Stock Units (“RSUs”)
The Company had 3,436,019 and 1,509,737 RSUs outstanding as of December 31, 2025 and 2024, respectively. The RSUs are service vesting and are valued based on the fair value of the Company’s common stock at the date of grant. The weighted-average grant date fair values of the RSUs granted during the year ended December 31, 2025 and 2024 were determined to be $1.49 and $0.50, respectively, based on the fair value of the Company’s common shares at the grant date.
A summary of the activity for the RSUs for the years ended December 31, 2025 and 2024, respectively, are shown in the following tables:

	Year Ended December 31,
	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,509,737	$0.94	2,176,422	$3.50
Granted	4,594,816	1.49	1,759,983	0.50
Vested	(2,184,640)	1.59	(1,504,511)	3.22
Forfeited	(483,894)	1.04	(922,157)	2.43
Unvested at end of year	3,436,019	$1.25	1,509,737	$0.94

The total share-based compensation expense related to RSUs during the year ended December 31, 2025 was $2,959. The total share-based compensation expense related to RSUs during the year ended December 31, 2024 was $4,161.
As of December 31, 2025, there was $3,447 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.74 years as of December 31, 2025.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of TOI to issue RSUs of the Company (“Medical RSUs”). Vesting on each annual Medical RSU award is dependent on the participant performing a specified minimum number of service hours during the calendar year (“one-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first quarter of the calendar year following the one-year Term. During the twelve months ended December 31, 2025 and 2024, 997,806 and 387,797 Medical RSU awards were granted, respectively.
The number of Medical RSUs granted to each such participant is determined by the fair market value of the Company's stock price at the grant date and vest immediately. There were no unvested equity-classified Medical RSU awards outstanding as of December 31, 2025 and 2024.
A summary of the activity for the equity-classified Medical RSUs for the year ended December 31, 2025 and 2024 is shown in the following table:

Number of Shares
Balance at January 1, 2024	—
Granted	387,797
Vested	(387,797)
Balance at December 31, 2024	—
Granted	997,806
Vested	(997,806)
Balance at December 31, 2025	—
Total compensation costs for Medical RSUs were $1,137 and $237 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, all Medical RSUs have vested.

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
A summary of the activity for the Employees Earnout Shares for the years ended December 31, 2025 and 2024 is shown in the following tables:

	Year Ended December 31,
	2025	2024
Outstanding at beginning of year	—	1,401,064
Granted	—	—
Forfeited	—	(1,401,064)
Outstanding at end of year	—	—
The total share-based compensation expense related to the Employees Earnout Shares during the year ended December 31, 2024 was $72.
As of December 31, 2025, there was no unrecognized compensation expense related to the Employees Earnout Shares, that are expected to vest.
Employee Stock Purchase Plan (ESPP)
In connection with the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP”). The 2021 ESPP has reserved 3,591,088 shares of the Company’s common stock for issuance to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the lower of the closing price on the purchase date or the six month closing price average during the contribution period through accumulated payroll deductions. During the twelve months ended December 31, 2025, the Company issued 59,688 shares of common stock under the ESPP for $151 in proceeds and recognized $58 in share-based compensation expense. During the twelve months ended December 31, 2024, the Company issued no shares of common stock under the ESPP.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of December 31, 2025 and 2024.
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

(in thousands)	December 31, 2025	December 31, 2024
Assets

(in thousands)	December 31, 2025	December 31, 2024
Current assets:
Cash	$4,133	$2,354
Accounts receivable, net	59,103	48,298
Other receivables	268	129
Inventories	16,874	10,039
Prepaid expenses and other current assets	790	1,591
Total current assets	81,168	62,411
Property and equipment, net	29	64
Other assets	554	553
Intangible assets, net	4,376	5,097
Goodwill	2,679	2,679
Total assets	$88,806	$70,804
Liabilities
Current liabilities:
Accounts payable	$40,864	$21,507
Accrued expenses and other current liabilities	14,546	13,912
Amounts due to affiliates	254,396	238,577
Total current liabilities	309,806	273,996
Other non-current liabilities	—	5
Deferred income taxes liability	—	—
Total liabilities	$309,806	$274,001
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL, TOI TX, and TOI OR, which represents nominal noncontrolling interests. However, the noncontrolling interests do not participate in the profit or loss of TOI CA, TOI FL, TOI TX, and TOI OR.
Note 17. Goodwill and Intangible Assets
The Company accounts for goodwill at acquisition-date fair value, net of impairments recognized and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 2 for a summary of the Company’s policies relating to goodwill and intangible assets, as well as a discussion of the goodwill impairment charges recorded for the years ended December 31, 2025 and 2024.
Intangible Assets
As of December 31, 2025, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(14,095)	$8,096
Trade names	10 years	6,650	(3,900)	2,750
Noncompete agreements	8 years	926	(757)	169
Total intangible assets		$29,767	$(18,752)	$11,015

As of December 31, 2024, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(12,054)	$10,137
Trade names	10 years	6,650	(3,247)	3,403
Clinical contracts and noncompetes	8 years	3,191	(1,921)	1,270
Total intangible assets		$32,032	$(17,222)	$14,810
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of December 31, 2025 is as follows:

(in thousands)	Amount
Year ending December 31:
2026	$2,840
2027	2,713
2028	2,615
2029	453
2030	453
Thereafter	1,941
Total	$11,015
The aggregate amortization expense during the year ended December 31, 2025 and 2024 were $2,981 and $3,094, respectively.
Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments of patient services, specialty pharmacy, and clinical trials & other. The goodwill allocated to each of the reporting units as of December 31, 2025 and December 31, 2024 is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Patient services	$2,679	$2,679
Specialty pharmacy	4,551	4,551
Clinical trials & other	—	—
Total goodwill	$7,230	$7,230
The accumulated goodwill impairment for patient services was $26,179 as of December 31, 2025 and December 31, 2024 and January 1, 2024. The accumulated goodwill impairment for clinical trials & other was $632 as of December 31, 2025 and 2024. The accumulated goodwill impairment for clinical trials and other as of January 1, 2024, was $632. There was no accumulated goodwill impairment for specialty pharmacy as of December 31, 2025, December 31, 2024, and January 1, 2024.
Note 18. Net Loss Per Share
The following table sets forth the computation of the Company's basic and diluted net loss per share to common stockholders for the years ended December 31, 2025 and 2024.

(in thousands, except share data)	Year Ended December 31,
	2025	2024
Net loss attributable to TOI	$(60,606)	$(64,663)

(in thousands, except share data)	Year Ended December 31,
(in thousands, except share data)	2025	2024
Net loss attributable to TOI available for distribution	(60,606)	(64,663)
Net loss attributable to participating securities, basic and diluted	(10,301)	(11,658)
Net loss attributable to common stockholders, basic and diluted	$(50,305)	$(53,005)
Weighted average common shares outstanding, basic and diluted	92,389,381	75,043,678
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.71)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2025	2024
Convertible note	10,495,992	12,839,967
Stock options	4,022,196	7,488,859
RSUs	3,436,019	1,509,737
Public Warrants	5,749,986	5,749,986
Private Warrants	2,187,283	2,187,283
Common Warrants in connection with private placement and exchange agreement	8,216,918	—
Note 19. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: specialty pharmacy, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Year Ended December 31,
	2025	2024
Revenue
Patient services	$228,991	$204,883
Specialty pharmacy	269,176	179,916
Clinical trials & other	4,562	8,613
Consolidated revenue	502,729	393,412

Direct costs
Intravenous (IV) drug costs	134,504	118,893
Clinician salaries and benefits	56,896	59,340
Medical supplies and other	14,102	8,647
Total patient services (A)	205,502	186,880
Specialty Pharmacy (B)	220,558	151,231
Clinical trials & other (C)	234	1,304
Total segment direct costs	426,294	339,415

Depreciation expense
Patient services	2,919	2,267
Specialty pharmacy	32	124
Clinical trials & other	10	2
Total segment depreciation expense	2,961	2,392

(in thousands)	Year Ended December 31,
(in thousands)	2025	2024
Amortization of intangible assets
Patient services	2,871	2,874
Clinical trials & other	110	220
Total segment amortization	2,981	3,094

Operating income
Patient services	17,699	12,862
Specialty pharmacy	48,586	28,561
Clinical trials & other	4,208	7,088
Total segment operating income	70,493	48,511

Other items not allocated to segments:
Selling, general and administrative expense	105,574	107,828
Non-segment depreciation and amortization	1,002	801
Total consolidated operating loss	(36,083)	(60,118)
Interest expense, net	11,276	7,496
Change in fair value of derivative warrant liabilities	247	(619)
Change in fair value of conversion option derivative liabilities	12,206	(2,697)
Other, net	925	365
Total other non-operating expense	24,654	4,545
Consolidated loss before provision for income taxes	$(60,737)	$(64,663)

(in thousands)	December 31, 2025	December 31, 2024
Assets
Capitated accounts receivable	$3,213	$3,695
FFS accounts receivable	35,376	26,532
IV drug inventory	8,079	6,556
Other assets	27,989	31,667
Patient services	74,657	68,450

Oral drug accounts receivable	7,457	6,371
Oral drug inventory	8,796	3,483
Other assets	431	4,574
Specialty pharmacy	16,684	14,428

Clinical trials & other	5,436	7,974
Non-segment assets	67,879	81,865
Total assets	$164,656	$172,717
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
(B) Direct costs - specialty pharmacy primarily includes the cost of oral medications dispensed in the TOI PCs’ clinic locations. The CODM regularly reviews these costs evaluate drug margins, compression, and to evaluate suppliers.
(C) Direct costs - clinical trials & other primarily includes costs related to clinical trial contracts and medical supplies.
Note 20. Related Party Transactions
Related party transactions include payments for consulting services provided by the Company, clinical trials, and board fees. Related party payments for the years ended December 31, 2025 and 2024 were as follows:

(in thousands)		Year Ended December 31,
	Type	2025	2024
Karen M Johnson	Board Fees	75	77
Richard Barasch	Board Fees	—	5
Anne M. McGeorge	Board Fees	75	75
Mohit Kaushal	Board Fees	75	77
Maeve O'Meara Duke	Board Fees	—	76
M33 Growth LLC (Gabe Ling)	Board Fees	75	78
Mark L. Pacala	Board Fees	75	76
Brad Hively	Board Fees/Other	75	85
Total		$450	$549
There are no outstanding related party balances at December 31, 2025 and 2024, other than the debt balance (See Note 11).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our Securities and Exchange Commission ("SEC") reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its principal executive officer and principal financial officer, and effected by such company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
i.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

ii.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

iii.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial and Operating Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

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
Our independent registered public accounting firm, BDO USA, P.C., has issued the following report regarding its audit of the Company’s internal control over financial reporting:

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Oncology Institute, Inc.
Cerritos, California

Opinion on Internal Control over Financial Reporting

We have audited The Oncology Institute, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the related notes, and our report dated March 12, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, P.C.

Costa Mesa, California
March 12, 2026

Item 9B. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the proxy statement for the annual meeting of our stockholders (the "Proxy Statement"), to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

The Company has adopted an Insider Trading Compliance Policy governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees and other covered persons that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of this policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement, to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Report:
(1)    Financial Statements: All financial statement schedules are filed as part of this report under Item 8 - Financial Statements and Supplementary Data. See Index to Consolidated Financial Statements on Page 64 of this Annual Report.
(2)    Financial Statement Schedules: No financial statement schedules are included in this Annual Report as such schedules are not required or the information that would be included in such schedules is not material or is otherwise furnished.
(3)    Exhibits: See Index to Exhibits below.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among DFP Healthcare Acquisitions Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC and TOI Parent, Inc.	S-4/A	333-258152	2.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.1	March 25, 2025
3.5	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.2	March 25, 2025
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
4.5	Form of Pre-Funded Warrant	8-K	001-39248	4.1	March 25, 2025
4.6	Form of Common Warrant	8-K	001-39248	4.2	March 25, 2025
4.7	Form of Deerfield Common Warrant	8-K	001-39248	4.3	March 25, 2025
4.8	Description of Registered Securities of The Oncology Institute, Inc.	10-K	001-39248	4.5	March 28, 2024
10.1	Form of Subscription Agreement by and between DFP Healthcare Acquisitions Corp. and the subscribers party thereto	S-4/A	333-258152	10.1	October 1, 2021
10.2	Form of Deerfield Subscription Agreement by and between DFP Healthcare Acquisitions Corp. and the subscribers party thereto	S-4/A	333-258152	10.2	October 1, 2021

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.3	Amended and Restated Registration Rights agreement by and among DFP Healthcare Acquisitions Corp., DFP Sponsor LLC and certain other parties thereto	8-K/A	001-39248	10.1	November 22, 2021
10.4*	The Oncology Institute, Inc. 2021 Incentive Award Plan	8-K/A	001-39248	10.2	November 22, 2021
10.5*	The Oncology Institute, Inc. Employee Stock Purchase Plan	8-K/A	001-39248	10.3	November 22, 2021
10.6	Form of Indemnification Agreement	8-K/A	001-39248	10.5	November 22, 2021
10.7	Amended and Restated Management Services Agreement, dated January 12, 2021, by and between TOI Management, LLC and The Oncology Institute CA, as amended	8-K/A	001-39248	10.6	November 22, 2021
10.8*	TOI Parent, Inc. 2019 Non-Qualified Stock Option Plan	8-K/A	001-39248	10.7	November 22, 2021
10.9*	Transition Agreement, dated June 11, 2023, by and between Brad Hively, TOI Management, LLC and The Oncology Institute, Inc.	8-K/A	001-39248	10.1	June 14, 2023
10.10*	Form of Restricted Stock Unit Agreement	8-K	001-39248	10.1	March 7, 2022
10.11*	Form of Option Agreement	8-K	001-39248	10.2	March 7, 2022
10.12	Facility Agreement, dated as of August 9, 2022, by and among the Company and Deerfield Partners L.P.	8-K	001-39248	10.1	August 10, 2022
10.13	Registration Rights Agreement, dated as of August 9, 2022, by and among The Oncology Institute, Inc. and Deerfield Partners L.P.	8-K	001-39248	10.2	August 10, 2022
10.14	Registration Rights Consent, Amendment, and Waiver, dated as of August 9, 2022, by and among Deerfield Private Design Fund IV, L.P., Deerfield Partners, L.P., M33 Growth I L.P., TOI M, LLC, and Oncology Care Partners, LLC	8-K	001-39248	10.3	August 10, 2022
10.15	Form of Registration Rights Agreement	8-K	001-39248	10.3	March 25, 2025
10.16	Registration Rights Agreement, dated March 26, 2025, by and among the Company and the Investors signatory thereto	8-K	001-39248	10.1	March 27, 2025
10.17*	Employment Agreement, dated February 18, 2020, between TOI Management, LLC and Daniel Virnich	8-K/A	001-39248	10.3	June 14, 2023
10.18*	Amendment No. 1 to Employment Agreement dated February 18, 2020 between TOI Management LLC and Daniel Virnich dated May 4, 2023	10-Q	001-39248	10.1	May 10, 2023
10.19*	Employment agreement, effective as of September 30, 2024, by and between the Company and Robert Carter	10-Q	001-39248	10.1	November 13, 2024
10.20*	Employment Agreement, effective as of May 12, 2025, between TOI Management, LLC and Jeff Langsam	10-Q	001-39248	10.3	August 13, 2025
10.21*	Employment Agreement, effective as of July 7, 2025, between TOI Management, LLC and Kristin England	10-Q	001-39248	10.3	November 13, 2025
19.1	Insider Trading Compliance Policy	10-K	001-39248	10.19	March 26, 2025
21.1	Subsidiaries of the Registrant	S-1	333-261740	21.1	December 17, 2021

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.					X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1†	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2†	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
97.1	The Oncology Institute, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39248	97.1	March 26, 2025
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
*    Management contract or compensatory plan or arrangement
†    Furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of The Oncology Institute, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
–    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized, on this the 12th day of March, 2026.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Robert Carter
Robert Carter
Chief Financial Officer (Duly Authorized Officer)
SIGNATURES AND POWER OF ATTORNEY
We, the undersigned officers and directors of The Oncology Institute, Inc., hereby severally constitute and appoint Daniel Virnich and Robert Carter, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date
/s/ Daniel Virnich
Daniel Virnich	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2026
/s/ Robert Carter
Robert Carter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026
/s/ Karen Johnson
Karen Johnson	Director	March 12, 2026
/s/ Mohit Kaushal
Mohit Kaushal	Director	March 12, 2026
/s/ Mark Stolper
Mark Stolper	Director	March 12, 2026
/s/ Kimberly Tzoumakas
Kimberly Tzoumakas	Director	March 12, 2026
/s/ Anne McGeorge
Anne McGeorge	Director	March 12, 2026
/s/ Mark Pacala
Mark Pacala	Director	March 12, 2026

Signature	Title	Date
/s/ Brad Hively
Brad Hively	Director	March 12, 2026