Form 10-Q
period 2026-03-31
Oncology Institute, Inc.
filed 2026-05-07
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, the registrant had 99,982,933 shares of common stock outstanding.

THE ONCOLOGY INSTITUTE, INC.
Form 10-Q
For the Period Ended March 31, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,280	$33,565
Accounts receivable, net	58,134	58,998
Other receivables	1,316	322
Inventories	24,290	16,875
Prepaid expenses and other current assets	2,843	2,987
Total current assets	116,863	112,747
Property and equipment, net	10,697	10,684
Operating right of use assets	22,520	22,374
Intangible assets, net	10,300	11,015
Goodwill	7,230	7,230
Other assets	620	606
Total assets	$168,230	$164,656
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$47,650	$43,167
Current portion of operating lease liabilities	7,404	7,156
Accrued expenses and other current liabilities	24,297	20,639
Total current liabilities	79,351	70,962
Operating lease liabilities	18,843	19,131
Derivative warrant liabilities	96	264
Conversion option derivative liabilities	7,595	12,591
Long-term debt, net of unamortized debt issuance costs	78,611	77,400
Other non-current liabilities	19	28
Total liabilities	184,515	180,376
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 101,707,558 shares issued and 99,973,784 shares outstanding at March 31, 2026 and 100,596,918 shares issued and 98,863,144 shares outstanding at December 31, 2025	10	10
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 193,507 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	258,635	256,708
Treasury Stock at cost, 1,733,774 shares at March 31, 2026 and December 31, 2025	(1,019)	(1,019)
Accumulated deficit	(273,911)	(271,419)
Total stockholders’ equity (deficit)	(16,285)	(15,720)
Total liabilities and stockholders’ equity (deficit)	$168,230	$164,656

Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $103,665 and $88,806 as of March 31, 2026 and December 31, 2025, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $64,603 and $55,410 as of March 31, 2026 and December 31, 2025, respectively. See Note 16 for further details.
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Patient services	$59,087	$53,068
Specialty Pharmacy	87,541	49,293
Clinical trials & other	813	2,045
Total operating revenue	147,441	104,406
Operating expenses
Direct costs – patient services	53,383	47,080
Direct costs – specialty pharmacy	70,743	39,863
Direct costs – clinical trials & other	—	214
Selling, general and administrative expense	28,212	25,376
Depreciation and amortization	1,616	1,784
Total operating expenses	153,954	114,317
Loss from operations	(6,513)	(9,911)
Other non-operating expense (income)
Interest expense, net	1,934	5,570
Change in fair value of derivative warrant liabilities	(168)	43
Change in fair value of conversion option derivative liabilities	(4,996)	3,309
Other, net	(791)	752
Total other non-operating expense (income)	(4,021)	9,674
Loss before provision for income taxes	(2,492)	(19,585)
Income taxes	—	—
Net loss	$(2,492)	$(19,585)
Net loss attributable to common stockholders, basic and diluted	$(2,094)	$(16,075)
Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.21)
Diluted	$(0.02)	$(0.21)
Weighted-average number of shares outstanding:
Basic	101,801,609	77,098,825
Diluted	101,801,609	77,098,825
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(US Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	77,470,886	$8	165,045	$—	$(1,019)	$215,413	$(210,813)	$3,589
Net loss	—	—	—	—	—	—	(19,585)	(19,585)
Issuance of common stock upon vesting RSUs	1,023,867	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	160,537	—	—	—	—	137	—	137
Issuance of common stock upon private placement, net	12,006,510	1	—	—	—	15,358	—	15,359
Issuance of preferred stock upon exchange of debt for equity	—	—	37,233	—	—	4,111	—	4,111
Share-based compensation expense	—	—	—	—	—	1,458	—	1,458
Balance at March 31, 2025	90,661,800	$9	202,278	$—	$(1,019)	$236,477	$(230,398)	$5,069

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2025	100,596,918	$10	193,507	$—	$(1,019)	$256,708	$(271,419)	$(15,720)
Net loss	—	—	—	—	—	—	(2,492)	(2,492)
Issuance of common stock upon vesting RSUs	1,000,918	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	25,330	—	—	—	—	21	—	21
Share issuances through employee stock purchase plan	84,392	—	—	—	—	220	—	220
Share-based compensation expense	—	—	—	—	—	1,686	—	1,686
Balance at March 31, 2026	101,707,558	$10	193,507	$—	$(1,019)	$258,635	$(273,911)	$(16,285)

See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,492)	$(19,585)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	1,616	1,784
Amortization of debt issuance costs and debt discount	1,211	4,874
Share-based compensation	1,686	1,458
Change in fair value of liability classified warrants	(168)	43
Change in fair value of liability classified conversion option derivatives	(4,996)	3,309
Changes in operating assets and liabilities:
Accounts receivable	864	(985)
Other receivables	(994)	—
Inventories	(7,415)	(2,269)
Prepaid expenses and other current assets	144	(1,078)
Other assets	(14)	(2)
Accounts payable	4,611	5,057
Change in operating leases	(186)	(162)
Accrued expenses and other current liabilities	3,918	2,567
Other non-current liabilities	—	1
Net cash and cash equivalents used in operating activities	(2,215)	(4,988)
Cash flows from investing activities:
Purchases of property and equipment	(1,042)	(328)
Proceeds from asset disposition	—	126
Net cash and cash equivalents used in investing activities	(1,042)	(202)
Cash flows from financing activities:
Proceeds from private placement, net of offering costs	—	15,359
Proceeds from employee stock purchase plan	220	—
Payments made for financing of insurance payments	(260)	(226)
Principal payments on long-term debt	—	(20,000)
Principal payments on financing leases	(9)	(10)
Common stock issued for options exercised	21	137
Net cash and cash equivalents used in financing activities	(28)	(4,740)
Net decrease in cash and cash equivalents	(3,285)	(9,930)
Cash and cash equivalents at beginning of period	33,565	49,669
Cash and cash equivalents at end of period	$30,280	$39,739
Supplemental disclosure of noncash investing and financing activities:
Principal exchange of convertible note for preferred stock	$—	$4,111
Purchases of property and equipment included in accounts payable	$128	$90
Financed insurance premiums	$530	$540
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$888	$1,290
See accompanying notes to the condensed consolidated financial statements.

THE ONCOLOGY INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025
(US Dollars in thousands, except share data and unless otherwise indicated)
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
On November 12, 2021 ("Closing Date"), the Business Combination closed following a series of mergers, which resulted in DFPH emerging as the parent of the combined entity Orion Merger Sub II, LLC and the former TOI Parent (together, "Legacy TOI"). DFPH was renamed “The Oncology Institute, Inc.” and common stock and "Public Warrants" continued to be listed on Nasdaq under the ticker symbols “TOI” and “TOIIW,” respectively
Through wholly-owned subsidiaries (including TOI Management, LLC (“TOI Management”)) and affiliated entities, TOI operates combined community clinics and infusion suites staffed with providers who administer latest-generation cancer treatments including chemotherapy, immunotherapy, oncolytics, and radiation oncology. Additionally, TOI provides coordinated case management, drug formulary management, and fully-delegated networks of care providers, all of which we use to drive improved treatment outcomes at an affordable cost to our patients and payors. Additionally, TOI operates a specialty pharmacy that includes both in-office and mail-order dispensing for complementary oral and self-injectable medications taken by our patients concurrent with their in-office cancer therapies..
On March 31, 2025, the Company entered into a Research Services Agreement ("RSA") with Helios CR, Inc. ("Helios"), effective May 5, 2025, pursuant to which the Clinical Trials segment is operated by Helios in its entirety under a profit sharing arrangement with the Company. As part of the RSA, there is a Transition Services Agreement, in which certain administrative and professional services are provided by Helios for a certain period of time. Additionally, the Company pays a management fee to Helios on a periodic basis for certain shared services. The Company recognized a $2,398 loss due to the write-off of the segment's net assets for the year ended December 31, 2025.
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
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements. However, the Company believes that the disclosures are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (of normal and recurring nature) considered necessary for fair presentation have been reflected in these interim statements. As such, the information included in the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes as of and for the year ended December 31, 2025, issued on March 12, 2026 in the Company's Annual Report on Form 10-K. The financial results included in this Form 10-Q are not necessarily indicative of annual year-end financial results.
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
The Company holds, as a result of entering into master services agreements ("MSAs"), variable interests in TOI professional corporations ("TOI PCs"), which it cannot legally own. As of March 31, 2026, TOI held variable interests in TOI CA, The Oncology Institute FL, LLC, a Professional Corporation ("TOI FL"), The Oncology Institute OR, a Professional Corporation ("TOI OR"), and The Oncology Institute TX, a Professional Corporation ("TOI TX"), all of which are VIEs. The Company is the primary beneficiary of the TOI PCs and thus, consolidates the TOI PCs in its financial statements. As discussed in Note 16, the noncontrolling shareholders hold nominal interests in the VIEs and do not participate in the income or loss of the VIEs.
Liquidity
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements for the three months ended March 31, 2026, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $30,280 and an accumulated deficit of $273,911 at March 31, 2026, and a net loss of $2,492 and net cash used in operations of $2,215 for the three months ended March 31, 2026.
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
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company's Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Under the two-class method, basic and diluted net loss per share attributable to common stockholders is computed by dividing the basic and diluted net loss attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options, restricted stock units, Medical RSUs (defined in Note 14), public warrants, private placement warrants, common warrants, pre-funded warrants, and Senior Secured Convertible Notes (defined in Note 11).

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
The Company's fair value measurement for cash and cash equivalents, accounts receivable, other receivables, and accounts payable approximates fair value because of the short maturity and high liquidity of these instruments. Fair value measurement of investment securities available for sale is based upon quoted prices from active markets, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation methodologies. Level 2 investment securities include money market securities purchased in the secondary market that use pricing inputs other than quoted prices in active markets and fair value is determined using pricing models or other valuation methodologies such as broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. Contingent considerations are valued using a present value factor using credit rating yields which are considered to be a Level 3 fair value measurement. Fair value measurements used for the goodwill and intangible assets are based on the discounted cash flow method within the income approach and guideline public company method to value the reporting units, which is considered to be a Level 3 fair value measurement. The unobservable inputs utilized in determining the fair value of goodwill based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant. Inputs used to calculate the fair value based on the market approach include the revenue and EBITDA multiples based on guidelines for similar publicly traded companies and recent transactions. Fair value measurements of derivative warrants liability are based on Binomial Lattice and Monte-Carlo Simulation Models, respectively, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the derivative warrants is the expected volatility of the common stock. Fair value measurements of the convertible note warrant and conversion option derivative liabilities are based on the Black-Derman-Toy model implemented in the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the convertible note warrant and conversion option derivative liabilities is the expected volatility of the common stock. The senior secured convertible note, which is carried at amortized cost, is considered to be a Level 2 fair value measurement due to observable inputs, such as the term matched risk-free rate and the credit spread, which is used to calculate the discount rate as of the valuation date.
Cash and Cash Equivalents
Cash primarily consists of deposits with banking institutions. The Company considers all highly liquid investments that are both readily convertible into cash and mature within three months from the date of purchase to be cash equivalents.
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and payor type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. There was no allowance for credit losses recorded as of March 31, 2026 and December 31, 2025.
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
The Company performed a qualitative assessment for the three months ended March 31, 2026 and determined it was not necessary to perform the two-step quantitative analysis. The Company determined there was no impairment for the three months ended March 31, 2026.
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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Percentage of Patient Services Net Revenue:
Payor A	13%	15%
The concentration of gross receivables on a percentage basis for major payors at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Percentage of Gross Receivables of Patient Services Revenue:
Payor B	10%	10%
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales on a percentage basis for major vendors for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Percentage of Direct Costs:
Vendor A	93%	99%

The concentration of gross payables on a percentage basis for major payors at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Percentage of Gross Payables:
Vendor A	72%	77%
Vendor B	16%	N/A

Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of March 31, 2026 and December 31, 2025 consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Oral drug accounts receivable (Specialty Pharmacy)	$9,996	$7,457
Capitated accounts receivable (Patient Services)	1,570	3,213
FFS accounts receivable, net (Patient Services)	33,639	35,376
Other trade receivables	12,929	12,952
Total	$58,134	$58,998
There was no allowance for credit losses as of March 31, 2026 and December 31, 2025.
As of January 1, 2025, the accounts receivable balance amounted to $48,335.
During the three months ended March 31, 2026 and 2025, the Company had no net bad debt recoveries and bad debt expense. Credit losses are a result of accounts receivable on completed contracts that were deemed uncollectible during the period.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended March 31,
	2026	2025
Patient services
Capitated revenue	$26,931	$17,495
FFS revenue	32,156	35,573
Subtotal	59,087	53,068
Specialty pharmacy revenue	87,541	49,293
Clinical research trials and other revenue	813	2,045
Total	$147,441	$104,406
Refer to Note 19 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of March 31, 2026, January 1, 2025, and December 31, 2025. Refer to Note 4 for accounts receivable as of March 31, 2026 and December 31, 2025.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of January 1, 2025, December 31, 2025, and March 31, 2026, the contract liabilities amounted to $0. During the three month periods ended March 31, 2026 and 2025, the Company recognized no revenue related to deferred capitation revenue received (contract liability) as of the beginning of each respective period.

Remaining Unsatisfied Performance Obligations
The accounting terms for the Company’s patient services and specialty pharmacy contracts do not extend past a year in duration. Additionally, the Company applies the ‘as invoiced’ practical expedient to its clinical research contracts.
Note 6. Inventories
The Company purchases intravenous chemotherapy drugs and oral prescription drugs from various suppliers, however substantially from one supplier.
The Company’s inventories as of March 31, 2026 and December 31, 2025 were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Oral drug inventory	$10,745	$8,796
IV drug inventory	13,545	8,079
Total	$24,290	$16,875
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounted for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. The Company’s investments in cash equivalents at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money Market Fund	$15,904	$—	$—	$15,904

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money Market Fund	$27,230	$—	$—	$27,230

The contractual maturities of the Company's investments in cash equivalents as of December 31, 2025 is as follows:

March 31, 2026 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
Money Market Fund	$15,904	$—	$—	$15,904

December 31, 2025 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
Money Market Fund	$27,230	$—	$—	$27,230

Accrued interest receivable on cash equivalents was $53 at March 31, 2026 and December 31, 2025, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$15,904	$—	$15,904	—
Financial liabilities:
Derivative warrant liabilities	$96	$—	$96	$—
Conversion option derivative liabilities	7,595	—	—	7,595
There were no transfers between levels for the three months ended March 31, 2026 and twelve months ended December 31, 2025.

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$27,230	$—	$27,230	$—
Financial liabilities:
Derivative warrant liabilities	$264	$—	$264	$—
Conversion option derivative liabilities	12,591	—	—	12,591
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

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis at March 31, 2026:

(in thousands)	Conversion Option Derivative Liabilities
Balance at December 31, 2024	$385
Decrease in fair value included in other expense	12,206
Balance at December 31, 2025	$12,591
Change in fair value included in other expense	(4,996)
Balance at March 31, 2026	$7,595

As of March 31, 2026 and December 31, 2025, the conversion option derivative was valued using a Binomial Lattice, which is considered to be a Level 3 fair value measurement. A summary of the level 3 fair value measurements inputs used in the valuations is as follows:

March 31, 2026
Conversion Option Derivative Liabilities
Unit price	$3.07
Term (in years)	1.36
Volatility	109.00%
Risk-free rate	3.66%
Dividend yield	—
Cost of equity	—

December 31, 2025
Conversion Option Derivative Liability
Unit price	$3.56
Term (in years)	1.61
Volatility	114.00%
Risk-free rate	3.45%
Dividend yield	—
Cost of equity	—
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

Note 8. Property and Equipment, Net
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	March 31, 2026	December 31, 2025
Computers and software	60 months	$5,501	$5,106
Office furniture	84 months	813	812
Leasehold improvements	Shorter of lease term or estimated useful life	13,255	12,849
Medical equipment	60 months	2,301	1,497
Construction in progress		443	1,137
Finance lease ROU assets	Shorter of lease term or estimated useful life	209	209
Less: accumulated depreciation		(11,825)	(10,926)
Total property and equipment, net		$10,697	$10,684
Depreciation expense for the three months ended March 31, 2026 and 2025 was $901 and $1,011, respectively.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Compensation, including bonuses, fringe benefits, and payroll taxes	$5,801	$7,093
Accrued insurance reserve	2,044	2,282
Directors and officers insurance premiums	492	794
Deferred acquisition and contingent consideration	125	125
Accrued interest	849	878
Repayments on advances	882	1,630
Accrued capitated leakage	5,939	1,681
Accrued sub-capitation	2,496	1,851
Other liabilities	5,669	4,305
Total accrued expenses and other current liabilities	$24,297	$20,639
The Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $964 financing arrangement beginning November 2025 with a maturity date of September 2026 at 7.49% annual interest rate to pay 11 monthly principal payments of approximately $80 to $90 in premiums for directors’ and officers’ (“D&O”) insurance coverage through September 2026 to protect against such losses. The principal outstanding balance was $530 and $794 as of March 31, 2026 and December 31, 2025, respectively.
Note 10. Leases
The Company leases clinics, office buildings, and certain equipment under noncancellable financing and operating lease agreements that expire at various dates through June 2033.
The initial terms of operating leases range from 1 to 10 years and certain leases provide for free rent periods, periodic rent increases, and renewal options. Monthly payments for these leases range from $2 to $64. All lease agreements generally require the Company to pay maintenance, repairs, property taxes, and insurance costs, which are generally variable amounts based on actual costs incurred during each applicable period.

The Company has determined that periods covered by options to extend the Company's leases are excluded from the lease terms as it is not reasonably certain the Company will exercise such options.
Lease Expense
The components of lease expense were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease costs:	$2,140	$2,268
Finance lease costs:
Amortization of ROU asset	$9	$10
Interest expense	$1	$2
Other lease costs:
Short-term lease costs	$2	$3
Variable lease costs	$509	$482
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to March 31, 2026 are as follows:

(in thousands)	Operating Leases	Finance Leases
2026 (remaining nine months)	$6,763	$29
2027	8,023	29
2028	6,149	—
2029	4,574	—
2030	2,802	—
Thereafter	1,902	—
Total future lease payment	$30,213	$58
Less: amount representing interest	(3,966)	(3)
Present value of future lease payment (lease liabilities)	$26,247	$55
Reported as:
Lease liabilities, current	$7,404	$36
Lease liabilities, noncurrent	18,843	19
Total lease liabilities	$26,247	$55
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term (in years)
Operating	3.99	4.48
Finance	1.46	2.44
Weighted-average discount rate
Operating	6.84%	6.62%
Finance	6.72%	6.69%

Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the three months ended March 31, 2026 and 2025.

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment for operating leases	$2,228	$2,205
Financing cash payments for finance leases	10	12
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$467	$37
Lease Modifications
During the three months ended March 31, 2026, the Company extended its lease terms for four clinics in Florida and one clinic in California. These extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, for the three months ended March 31, 2026, the Company recognized the difference of $1,104 as an increase to the operating lease liability and to the operating lease right-of-use asset.
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
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain minimum net quarterly revenues of $100,000 during fiscal year 2026 and thereafter. Additionally, the registration rights agreement between the Company and certain stockholders entered into in connection with the Business Combination requires the Company to have an effective registration statement and calls for payment should the registration statement cease to remain effective.
On February 26, 2025, the Company, the Lenders, and the Agent, entered into the Limited Consent and Amendment No. 1 to Facility Agreement (the “Consent and Amendment”), which amended the Facility Agreement, dated as of August 9, 2022. The Consent and Amendment, among other things, provided for (i) Lenders’ consents to the waiver of certain restrictions imposed by the Facility Agreement regarding the issuance and sale of the Company’s equity and equity-linked securities, (ii) the removal of a financial covenant that required the Company to hold at least $40,000 of cash or cash equivalents in accounts that were subject to control agreements in favor of the Agent, (iii) amendment and restatement of the Company’s financial reporting covenant under the Facility Agreement in its entirety, and (iv) granting participation rights permitting the Lenders to purchase common stock and/or warrants exercisable for common stock in up to two equity offerings that occurred by no later than February 26, 2026 (“Participation Rights”). The Consent and Amendment was accounted for as a debt modification in accordance with ASC 470.

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

Additionally, in connection with the Private Placement (described in Note 13. Stockholders’ Equity) certain Lenders exercised participation rights and entered into an exchange agreement pursuant to which such Lenders agreed to exchange approximately $4,100 aggregate principal amount of the Company’s Senior Secured Convertible Notes for 37,232.83 shares of common-equivalent Preferred Stock (convertible into 3,723,283 shares of Common Stock) and warrants to purchase 1,861,642 shares of Common Stock at the same prices being paid by the investors in the Private Placement. The fair value of the common-equivalent Preferred Stock and warrants issued was $4,100. The exchange was accounted for as a partial debt extinguishment under ASC 470. As a result, the Company recognized a loss on extinguishment of debt within interest expense of $600 during the three months ended March 31, 2025, which consisted of a proportionate write-off of unamortized financing costs related to the Facility Agreement.
The Company was in compliance with the covenants of the Facility Agreement (as amended) as of March 31, 2026.

Conversion Options
The Senior Secured Convertible Note contains several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Note the ability to convert the Senior Secured Convertible Note at any time on or after date of issuance of the note. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of a predefined formula, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of March 31, 2026. No Conversion Shares were issued as of March 31, 2026.
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
Convertible Note Warrants
The Facility Agreement also provides for the issuance of warrants (the “Convertible Note Warrants”) on each date any principal amount of any Senior Secured Convertible Note is paid, repaid, redeemed, or prepaid at any time prior to the Maturity Date. Convertible Note Warrants are exercisable from their original issue date to August 9, 2027, for purchase of an aggregate amount of Conversion Shares into which such principal amount of Senior Secured Convertible Note was convertible, immediately prior to such payment, at an exercise price of $8.567. The holder of Convertible Note Warrants may pay the exercise price in cash or exercise the warrant on a cashless basis or through a reduction of an amount of principal outstanding under any Senior Secured Convertible Note held by such holder. In the event that the Convertible Note Warrant has not been exercised in full as of the last business day during its term, the holder shall be deemed to have exercised the purchase rights represented by the Convertible Note Warrant in full as a cashless exercise, in which event the Company shall issue the number of shares to the holder computed on the basis of a predefined formula.
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
As of March 31, 2026 and December 31, 2025, there were no Convertible Note Warrants outstanding, respectively.
Allocation of Proceeds
The Company has allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 1.36 years remain).
The total issuance costs of $4,924 were allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and will amortize the costs allocated to the Senior Secured Convertible Note over a period of 5 years (of which 1.36 remain).

Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Note as of March 31, 2026 and December 31, 2025 consists of the following:

(in thousands)	March 31, 2026	December 31, 2025
Senior Secured Convertible Note, due August 9, 2027	$85,889	$85,889
Less: Unamortized debt issuance costs	963	1,123
Less: Unamortized debt discount	6,315	7,366
Long-term debt, net of unamortized debt discount and issuance costs	$78,611	$77,400
As of March 31, 2026 and 2025, the estimated fair value (Level 2) of the Senior Secured Convertible Note was $76,496 and $76,290, respectively.
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the three months ended March 31, 2026 and 2025, the effective yield was 10.64%. The amount of debt issuance costs included in interest expense for the three months ended March 31, 2026 and 2025 was $1,211 and $4,874, respectively. The Company had interest expense of $859 and $1015 on the Facility Agreement term loan for the three months ended March 31, 2026 and 2025. There was $849 of accrued interest as of March 31, 2026 and 2025, respectively. There was $878 accrued interest as of December 31, 2025.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Additionally, the Lenders' Agent holds shares of common and preferred stock of the Company as of March 31, 2026, and December 31, 2025.

Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Note as of March 31, 2026:

(in thousands)
2026 (remaining nine months)	$—
2027	85,889
Total debt	$85,889
Note 12. Income Taxes
The Company recorded income tax expense of $0 for the three months ended March 31, 2026 and 2025, respectively. The Company's effective tax rate was 0% for the three months ended March 31, 2026 and 2025.
The Company's effective tax rate for the three months ended March 31, 2026 was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the change in the valuation allowance, partially offset by non-deductible expenses.
Note 13. Stockholders' Equity
Common Stock
As of March 31, 2026, there were 101,707,558 shares issued and 99,973,784 shares outstanding of common stock. As of December 31, 2025, there were 100,596,918 shares issued and 98,863,144 shares outstanding of common stock.
Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.

Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of March 31, 2026 and December 31, 2025.
Preferred Stock
Upon the Closing Date of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. As of March 31, 2026 and December 31, 2025, there were 193,507 shares of preferred stock outstanding.
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
Dividends
The holders of preferred stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors on an as-converted basis. No dividends have been declared as of March 31, 2026.
Assumed Public Warrants and Private Placement Warrants from the Business Combination
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable 30 days from the completion of the Business Combination, on December 12, 2021, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of March 31, 2026, there are 5,749,986 public warrants outstanding and 2,187,283 private placement warrants outstanding from the Business Combination.
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
The private warrants from the Business Combination are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants from the Business Combination are held by someone other than the initial purchasers or their permitted transferees, such private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
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

As of March 31, 2026, all of the Exchange Warrants (Common Warrants) related to the lender and pre-funded Warrants issued were still outstanding. As of March 31, 2026, there were 8,216,918 Common Warrants outstanding.

At-The-Market Share Issuances

During the year ended December 31, 2025, the Company sold 2.8 million shares of its Common Stock through its sales agent, B. Riley Securities. The Company generated approximately $9.6 million in aggregate gross proceeds from sales under the “at-the-market” offering program and paid fees to the sales agent of approximately $384 thousand. No sales were made during the quarter ended March 31, 2026.

During the year ended December 31, 2025, the Company sold 1.4 million shares of its Common Stock, through its sales agent, BTIG. The Company generated approximately $4.8 million in aggregate gross proceeds from sales under the “at-the-market” offering program and paid fees to the sales agent of approximately $192 thousand. No sales were made during the quarter ended March 31, 2026.

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
As of March 31, 2026, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 10,719,656. There were no Stock Options granted for the three months ended March 31, 2026 and 2025.
Stock option activity during the three months ended March 31, 2026 and 2025 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2026	4,022,196	$2.23
Granted	—	—
Exercised	(25,330)	0.85
Forfeited	—	—
Expired	(67,084)	1.02
Balance at March 31, 2026	3,929,782	$2.26	5.75	$6,088
Vested Options Exercisable at March 31, 2026	3,144,466	$2.34	5.27	$5,081

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2025	7,488,859	$1.67
Granted	—	—
Exercised	(160,537)	0.85
Forfeited	(130,500)	1.67
Expired	(77,469)	2.58
Balance at March 31, 2025	7,120,353	$1.68	6.01	$1,634
Vested Options Exercisable at March 31, 2025	5,612,075	$1.57	5.32	$1,469
Total share-based compensation expense related to stock options during the three months ended March 31, 2026 and 2025 was $58 and $106, respectively. The total intrinsic value of options exercised during three months ended March 31, 2026 and 2025 was $93 and $176, respectively.
At March 31, 2026, there was $288 of total unrecognized compensation cost related to unvested service stock options granted under the 2021 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.54 years as of March 31, 2026. During the three months ended March 31, 2026, the Company received $21 in cash and $71 tax benefit from the stock options exercised. The total fair value of shares of common stock vested during the three months ended March 31, 2026 and 2025 was $1,282 and $160, respectively.
Restricted Stock Units (“RSUs”)
The Company has 4,606,951 and 3,436,019 RSUs outstanding as of March 31, 2026 and December 31, 2025, respectively. The RSUs are service vesting and are valued based on the fair value of the Company’s common stock at the date of grant. The weighted-average grant date fair values of the RSUs granted during three months ended March 31, 2026 and 2025, were determined to be $2.98 and $1.14, respectively, based on the fair value of the Company’s common stock at the grant date.

A summary of the activity for the RSUs for the three months ended March 31, 2026 and 2025, respectively, are shown in the following table:

	Three Months Ended March 31,
	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	3,436,019	$1.25	1,509,737	$0.94
Granted	2,329,320	2.98	3,815,213	1.14
Vested	(1,029,502)	1.73	(1,072,022)	1.10
Forfeited	(128,886)	1.81	(126,886)	0.71
Unvested at end of year	4,606,951	$2.00	4,126,042	$1.09
The total share-based compensation expense related to RSUs was $557 and $215, respectively, during the three months ended March 31, 2026 and 2025.
As of March 31, 2026 there was $8,567 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 3.55 years as of March 31, 2026.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of TOI to issue RSUs of the Company (“Medical RSUs”). Vesting on each annual Medical RSU award is dependent on the participant performing a specified minimum number of service hours during the calendar year (“One-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first quarter of the calendar year following the one-Year Term. During the three months ended March 31, 2026 and 2025, 332,803 and 997,806 Medical RSU awards were granted, respectively.
The number of Medical RSUs granted to each such participant is determined by the fair market value of the Company's stock price at the grant date and vest immediately. There were no unvested equity-classified Medical RSU awards outstanding as of March 31, 2026 or 2025.

A summary of the activity for the equity-classified Medical RSUs for the three months ended March 31, 2026 and 2025, respectively, is shown in the following table:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	—	—
Granted	332,803	997,806
Vested	(332,803)	(997,806)
Forfeited	—	—
Balance at end of period	—	—
Total compensation costs for Medical RSUs was $1,032 and $1,137 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, all Medical RSUs had vested.
Employee Stock Purchase Plan (ESPP)
In connection with the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP”). The 2021 ESPP has reserved 3,591,088 shares of the Company’s common stock for issuance to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the lower of the closing price on the purchase date or the six month closing price average during the contribution period through accumulated payroll deductions. During the three months ended March 31, 2026, the Company issued 84,392 shares of common stock under the ESPP and recognized $39 and $0, respectively, in share-based compensation expense.

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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of March 31, 2026 and December 31, 2025.
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

(in thousands)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash	$12,290	$4,133
Accounts receivable, net	59,583	59,103
Other receivables	—	268
Inventories	24,288	16,874
Prepaid expenses and other current assets	—	790
Total current assets	96,161	81,168
Property and equipment, net	37	29
Other assets	567	554
Intangible assets, net	4,221	4,376
Goodwill	2,679	2,679
Total assets	$103,665	$88,806
Liabilities
Current liabilities:
Accounts payable	$44,629	$40,864
Accrued expenses and other current liabilities	19,959	14,546
Amounts due to affiliates	269,351	254,396
Total current liabilities	333,939	309,806
Other non-current liabilities	15	—
Total liabilities	$333,954	$309,806
Single physician holders, who are officers of the Company, retain equity ownership in TOI CA, TOI FL, TOI TX, and TOI OR, which represents nominal noncontrolling interests. However, the noncontrolling interests do not participate in the profit or loss of TOI CA, TOI FL, TOI TX, and TOI OR.
Note 17. Goodwill and Intangible Assets

Intangible Assets
As of March 31, 2026, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(14,605)	$7,586
Trade names	10 years	6,650	(4,063)	2,587
Noncompete agreements	8 years	926	(799)	127
Total intangible assets		$29,767	$(19,467)	$10,300
As of December 31, 2025, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(14,095)	$8,096
Trade names	10 years	6,650	(3,900)	2,750
Clinical contracts and noncompete agreements	8 years	926	(757)	169
Total intangible assets		$29,767	$(18,752)	$11,015
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of March 31, 2026 is as follows:

(in thousands)	Amount
Year ending December 31:
2026 (remaining nine months)	$2,124
2027	2,713
2028	2,615
2029	453
2030	453
Thereafter	1,942
Total	$10,300
The aggregate amortization expense during the three months ended March 31, 2026 and 2025 was $715 and $773, respectively.

Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, specialty pharmacy, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of March 31, 2026 and December 31, 2025 is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Patient services	$2,679	$2,679
Specialty pharmacy	4,551	4,551
Clinical trials & other	—	—
Total goodwill	$7,230	$7,230
The accumulated goodwill impairment for patient services was $26,179 as of March 31, 2026, December 31, 2025 and January 1, 2025. The accumulated goodwill impairment for clinical trials & others was $632 as of March 31, 2026 and December 31, 2025. There was no accumulated goodwill impairment for specialty pharmacy as of March 31, 2026, December 31, 2025 and January 1, 2025.
Note 18. Net Loss Per Share
The following table sets forth the computation of the Company's basic and diluted net loss per share to common stockholders for the three months ended March 31, 2026 and 2025.

(in thousands, except share data)	Three Months Ended March 31,
	2026	2025
Net loss attributable to TOI	$(2,492)	$(19,585)
Net loss attributable to TOI available for distribution	(2,492)	(19,585)
Net loss attributable to participating securities, basic and diluted	(398)	(3,510)
Net loss attributable to common stockholders, basic and diluted	$(2,094)	$(16,075)
Weighted average common shares outstanding, basic and diluted	101,801,609	77,098,825
Net loss income per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.21)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2026	2025
Convertible note	10,571,082	11,494,684
Stock options	3,929,782	7,120,353
RSUs	4,606,951	4,126,042
Public Warrants	5,749,986	5,749,986
Private Warrants	2,187,283	2,187,283
Common Warrants in connection with private placement and exchange agreement	8,216,918	7,446,562
Note 19. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: specialty pharmacy, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.

Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended March 31,
	2026	2025
Revenue
Patient services	$59,087	$53,068
Specialty pharmacy	87,541	49,293
Clinical trials & other	813	2,045
Consolidated revenue	$147,441	$104,406

Direct costs
Intravenous (IV) drug costs	$29,767	$31,413
Clinician salaries and benefits	15,338	14,074
Medical supplies and other	8,278	1,593
Total patient services (A)	$53,383	$47,080
Specialty pharmacy (B)	70,743	39,863
Clinical trials & other (C)	—	214
Total segment direct costs	$124,126	$87,157
Depreciation expense
Patient services	$737	$755
Specialty pharmacy	3	32
Clinical trials & other	—	2
Total segment depreciation expense	$740	$789

Amortization of intangible assets
Patient services	$718	$718
Clinical trials & other	—	55
Total segment amortization	$718	$773

Operating income
Patient services	$4,249	$4,515
Specialty pharmacy	16,795	9,398
Clinical trials & other	813	1,774
Total segment operating income	$21,857	$15,687
Other items not allocated to segments:
Selling, general and administrative expense	$28,212	$25,376
Non-segment depreciation and amortization	158	222
Total consolidated operating loss	$(6,513)	$(9,911)
Interest expense, net	1,934	5,570
Change in fair value of derivative warrant liabilities	(168)	43
Change in fair value of conversion option derivative liabilities	(4,996)	3,309
Other, net	(791)	752
Consolidated loss before provision for income taxes	$(2,492)	$(19,585)

(in thousands)	March 31, 2026	December 31, 2025
Assets
Capitated accounts receivable	$1,570	$3,213
FFS accounts receivable	33,639	35,376
IV drug inventory	13,545	8,079
Other assets	34,364	27,989
Patient services	83,118	74,657

Oral drug accounts receivable	9,996	7,457
Oral drug inventory	10,745	8,796
Other assets	8,402	431
Specialty pharmacy	29,143	16,684

Clinical trials & other	6,037	5,436
Non-segment assets	49,932	67,879
Total assets	$168,230	$164,656
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of The Oncology Institute, Inc. ("TOI") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the unaudited condensed consolidated financial statements and the related notes that are included elsewhere in this Report. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" (Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on March 12, 2026. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. All dollar values are expressed in thousands, unless otherwise noted.
Unless the context dictates otherwise, references in this Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to The Oncology Institute, Inc., a Delaware corporation (“TOI”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices for the Company and for independent oncology practices that together serve patients across 17 markets and five states throughout the United States. As of March 31, 2026, we operate 65 community-based oncology practices, staffed with 116 oncologists and advanced practice providers employed by our affiliated physician-owned professional corporations, referred to as the "TOI PCs." In addition to our TOI-affiliated providers, we also manage a network of 275 providers in Florida under the Florida Oncology Network brand and 11 network providers in California. Collectively across the provider base, we manage a population of approximately 2.0 million patients under value-based agreements as of March 31, 2026. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care..
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
Selling, general and administrative expense
Selling, general and administrative expenses include employee-related expenses, including both clinic and field support staff as well as central administrative and corporate staff. These expenses include salaries and related costs and stock-based compensation for our executives and physicians. The Company's selling, general and administrative expenses also includes occupancy costs, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and business development. General and administrative expenses are expected to increase over time, due to the legal, accounting, insurance, investor relations and other costs that the Company incurs as a public company, as well as other costs associated with continuing to grow the business. While the Company expects its selling, general and administrative expenses to increase in absolute dollars in the foreseeable future. such expenses are on average expected to decrease as a percentage of revenue over the long term.
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

	Three Months Ended March 31,
	2026	2025
Revenue
Patient services	40.1%	50.8%
Specialty Pharmacy	59.4%	47.2%
Clinical trials & other	0.5%	2.0%
Total operating revenue	100.0%	100.0%
Operating expenses
Direct costs – patient services	36.2%	45.1%
Direct costs – specialty pharmacy	48.0%	38.2%
Direct costs – clinical trials & other	—%	0.2%
Selling, general and administrative expense	19.1%	24.3%
Depreciation and amortization	1.1%	1.7%
Total operating expenses	104.4%	109.5%
Loss from operations	(4.4)%	(9.5)%
Other non-operating expense (income)
Interest expense, net	1.3%	5.3%
Change in fair value of derivative warrant liabilities	(0.1)%	—%
Change in fair value of conversion option derivative liabilities	(3.4)%	3.2%
Other, net	(0.5)%	0.7%
Total other non-operating expense (income)	(2.7)%	9.2%
Loss before provision for income taxes	(1.7)%	(18.7)%
Income taxes	—%	—%
Net loss	(1.7)%	(18.7)%
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Patient services	$59,087	$53,068	$6,019	11.3%
Specialty Pharmacy	87,541	49,293	38,248	77.6%
Clinical trials & other	813	2,045	(1,232)	(60.2)%
Total operating revenue	$147,441	$104,406	$43,035	41.2%
Patient services
The increase in patient services revenue for the three months ended March 31, 2026 compared to the same period in the prior year was primarily due to a 54% increase in capitated revenue, partially offset by a 10% decrease in fee-for-service revenue. This was driven by momentum in new markets in addition to the impact of our investments in referral relationship management and our ramp up in new capitated contracts.
Specialty pharmacy
The increase in specialty pharmacy revenue for three months ended March 31, 2026 as compared to the same quarter prior year was primarily due to a 102.8% increase in the number of fills due to the continued growth in the attachment of prescriptions to our patient visits, offset by a 12.4% decrease in the average revenue per fill. This is driven by increases in both our capitated and fee-for-service lives, and improved performance of our retail and MID pharmacies through higher prescription volumes and greater pharmacy attachment within our network.
Clinical trials & other
The decrease in clinical trials and other revenue was due to the profit sharing agreement as described in Note 1 of the financial statements, compared to the three months ended March 31, 2025.
Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Direct costs – patient services	$53,383	$47,080	$6,303	13.4%
Direct costs – specialty pharmacy	70,743	39,863	30,880	77.5%
Direct costs – clinical trials & other	—	214	(214)	(100.0)%
Selling, general and administrative expense	28,212	25,376	2,836	11.2%
Depreciation and amortization	1,616	1,784	(168)	(9.4)%
Total operating expenses	$153,954	$114,317	$39,637	34.7%
Patient services cost
The increase in patient services cost for the three months ended March 31, 2026 as compared to the same quarter prior year was primarily due to a 10% increase in clinical payroll costs as the Company adjusts physician compensation to better match performance and volume.
Specialty pharmacy cost
The increase in specialty pharmacy cost for the three months ended March 31, 2026 was primarily due to a 102.8% increase in the number of prescriptions filled offset by a 12.5% decrease in the average cost of the prescriptions filled, as compared to the same quarter prior year.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2026 increased 11.2% compared to the same quarter prior year primarily due to the increase in our third party platform service we use to manage our specialty pharmacy business. We believe there is further leverage in the model with increased scale, as well as the adoption of AI enablement. We are planning to launch AI pilots around prior-authorization and denial automation, and to launch a next-generation call center during the year.

Other Non-Operating Expense (Income)

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Interest expense, net	$1,934	$5,570	$(3,636)	(65.3)%
Change in fair value of derivative warrant liabilities	(168)	43	(211)	(490.7)%
Change in fair value of conversion option derivative liabilities	(4,996)	3,309	(8,305)	(251.0)%
Other, net	(791)	752	(1,543)	(205.2)%
Total other non-operating expense (income)	$(4,021)	$9,674	$(13,695)	(141.6)%
Interest expense, net
The decrease in interest expense for the three months ended March 31, 2026 compared to the prior year same period was primarily the result of a prepayment and debt conversion related to the Senior Secured Convertible Note in which the Company recognized a loss of extinguishment of debt of $2,900 during the first quarter of 2025. The decrease in the principal balance of the Senior Secured Convertible Note decreased the Company's interest payments for the remainder of 2025 and continuing into 2026.

Change in fair value of liabilities
The decrease in the fair value of liabilities was primarily due to a $4,996 favorable increase in the fair value of conversion option derivative liabilities due to the stock price decreasing for the three months ended March 31, 2026 as compared to the same period prior quarter.
Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2026	2025
Affiliated and Network Clinics (1)	155	81
Markets	17	18
Lives under value-based contracts (millions)	2.0	2.0
Adjusted EBITDA (in thousands) (2)	$(2,438)	$(5,109)
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
•Consulting and certain one-time legal fees,
•Infrastructure and workforce costs, and
•Transaction costs.
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

The following tables provide a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Net loss	$(2,492)	$(19,585)	$17,093	(87.3)%
Depreciation and amortization	1,616	$1,784	(168)	(9.4)%
Interest expense, net	1,934	$5,570	(3,636)	(65.3)%
Income tax and other taxes	43	$—	43	—%
Non-cash addbacks(1)	(248)	$(163)	(85)	52.1%
Share-based compensation	1,686	$1,458	228	15.6%
Changes in fair value of liabilities	(5,164)	$3,352	(8,516)	(254.1)%
Unrealized loss on investments	—	$6	(6)	(100.0)%
Post-combination compensation expense(2)	—	$13	(13)	(100.0)%
Consulting fees(3)	273	$332	(59)	(17.8)%
Infrastructure and workforce costs(4)	(86)	$2,124	(2,210)	(104.0)%
Adjusted EBITDA	$(2,438)	$(5,109)	$2,671	(52.3)%
(1)    During the three months ended March 31, 2026, non-cash addbacks was primarily comprised of non-cash rent expense.
(2)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(3)    Consulting fees were comprised of a subset of the Company’s total consulting fees, and related to certain non-recurring advisory projects during the three months ended March 31, 2026.
(4)    Infrastructure and workforce costs were comprised of recruiting expenses to build out corporate infrastructure of $169 and $277, severance expenses resulting from cost rationalization programs of $242 and $140, stop-loss contract timing of approximately $1 and $0, EOM/CMS performance period non-recurring addback of $818 and $0, and non-recurring legal fees related to infrastructure build out and settlements of $321 and $782 during the three months ended March 31, 2026 and 2025, respectively.
Liquidity and Capital Resources
General
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements for the three months ended March 31, 2026, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $30,280 and an accumulated deficit of $273,911 at March 31, 2026, and a net loss of $2,492 and net cash used in operations of $2,215 for the three months ended March 31, 2026.
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

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Net cash and cash equivalents used in operating activities	$(2,215)	$(4,988)	$2,773	(56)%
Net cash and cash equivalents used in investing activities	(1,042)	(202)	(840)	416%
Net cash and cash equivalents used in financing activities	(28)	(4,740)	4,712	(99)%
Net decrease in cash and cash equivalents	$(3,285)	$(9,930)	$6,645	(67)%
Cash and cash equivalents at beginning of period	33,565	49,669	(16,104)	(32)%
Cash and cash equivalents at end of period	$30,280	$39,739	$(9,459)	(24)%
Operating Activities
Significant changes impacting net cash and cash equivalents used in operating activities for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 were as follows:
•Cash used by inventory decreased $5,146 due to an increase in quarterly drug buy-ins at period end for participation in rebate programs with our primary supplier; and
•Cash provided by accounts payable and accrued expenses increased by $905 primarily due to cash management initiatives with our vendors.
Investing Activities
Net cash used in investing activities increased $840 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to the increase in purchases of property and equipment of $714 as compared to same period in the prior year.
Financing Activities
Net cash used in financing activities decreased $4,712 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to principal payments on the convertible note of $20,000, offset by proceeds from the private placement offering of $15,359 during the three months ended March 31, 2025.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of debt servicing requirements, operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of March 31, 2026.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2026	2027-2028	2029-2030	Thereafter	Total
Convertible note[1]	$—	$91,463	$—	$—	$91,463
Operating leases	6,763	14,172	7,376	1,902	30,213
Deferred acquisition and contingent consideration	125	—	—	—	125
Other[2]	656	29	—	—	685
Total material cash requirements	$7,544	$105,664	$7,376	$1,902	$122,486
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
Segment Reporting
The Company presents the condensed consolidated financial statements by segment in accordance with the relevant accounting literature to provide investors with transparency into how the chief operating decision maker “or CODM” manages the business. The Company's CODM is our Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: specialty pharmacy, patient care, and clinical trials and other.
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
Specialty Pharmacy
Dispensed prescriptions that are filled and delivered to the patient are considered a distinct performance obligation. The transaction price for the prescriptions is based on fee schedules set by PBMs and other third-party payors. The fee schedule is often subject to direct and indirect remuneration fees applied by PBMs ("DIR fees"), which are based primarily on pre-established metrics. DIR fees may be assessed in periods after payments are received against future payments. The Company estimates DIR fees to arrive at the transaction price for prescriptions. Revenue is recognized based on the transaction at the time the patient takes possession of the oral drug.

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
Interest Rate Risk
We held cash and cash equivalents of $30,280 as of March 31, 2026, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in our internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended December 31, 2025, Mohit Kaushal, a director of the Company, adopted a Rule 10b5-1 trading plan as of December 16, 2025 providing for the sale of up to an aggregate amount of 105,719 shares of common stock during the period until October 1, 2026. This trading plan was entered into during an open insider trading window and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934 and our policies regarding transactions in our securities.
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the three months ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on May 7, 2026.

THE ONCOLOGY INSTITUTE, INC.

By:	/s/ Robert Carter
Robert Carter
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)