Form 10-Q
period 2026-06-30
Starling Oncology, Inc.
filed 2026-08-06
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-39248
Starling Oncology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3562323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18000 Studebaker Road, Suite 800	90703
Cerritos, California
(Address of Principal Executive Offices)	(Zip Code)
(562) 735-3226
Registrant's telephone number, including area code
The Oncology Institute, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	STLN	The Nasdaq Stock Capital Market
Redeemable warrants, each whole warrant exercisable for one share of Common stock, each at an exercise price of $11.50 per share	TOIIW	The Nasdaq Stock Capital Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of July 30, 2026, the registrant had 101,916,115 shares of common stock outstanding.

STARLING ONCOLOGY, INC.
Form 10-Q
For the Period Ended June 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STARLING ONCOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,094	$33,565
Accounts receivable, net	66,349	58,998
Other receivables	360	322
Inventories	20,011	16,875
Prepaid expenses and other current assets	1,176	2,987
Total current assets	128,990	112,747
Property and equipment, net	10,583	10,684
Operating right of use assets	21,188	22,374
Intangible assets, net	9,585	11,015
Goodwill	7,230	7,230
Other assets	657	606
Total assets	$178,233	$164,656
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$60,279	$43,167
Current portion of operating lease liabilities	7,225	7,156
Accrued expenses and other current liabilities	27,435	20,639
Total current liabilities	94,939	70,962
Operating lease liabilities	17,384	19,131
Derivative warrant liabilities	89	264
Derivative liabilities	10,838	12,591
Long-term debt, net of unamortized debt issuance costs	79,867	77,400
Other non-current liabilities	30	28
Total liabilities	203,147	180,376
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 102,202,753 shares issued and 100,468,979 shares outstanding at June 30, 2026 and 100,596,918 shares issued and 98,863,144 shares outstanding at December 31, 2025	10	10
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 193,507 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	259,795	256,708
Treasury Stock at cost, 1,733,774 shares at June 30, 2026 and December 31, 2025	(1,019)	(1,019)
Accumulated deficit	(283,700)	(271,419)
Total stockholders’ deficit	(24,914)	(15,720)
Total liabilities and stockholders’ deficit	$178,233	$164,656

See accompanying notes to the condensed consolidated financial statements.

STARLING ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Patient services	$58,827	$55,891	$117,914	$108,959
Specialty Pharmacy	98,608	62,573	186,149	111,866
Clinical trials & other	3,847	1,338	4,660	3,383
Total operating revenue	161,282	119,802	308,723	224,208
Operating expenses
Direct costs – patient services	56,771	51,150	110,154	98,230
Direct costs – specialty pharmacy	77,346	51,086	148,089	90,949
Direct costs – clinical trials & other	—	65	—	279
Selling, general and administrative expense	29,943	26,907	58,155	52,283
Depreciation and amortization	1,838	1,805	3,454	3,589
Total operating expenses	165,898	131,013	319,852	245,330
Loss from operations	(4,616)	(11,211)	(11,129)	(21,122)
Other non-operating expense (income)
Interest expense, net	1,859	1,870	3,793	7,440
Change in fair value of derivative warrant liabilities	(6)	53	(174)	96
Change in fair value of conversion option derivative liabilities	3,243	3,987	(1,753)	7,296
Other, net	77	19	(714)	771
Total other non-operating expense (income)	5,173	5,929	1,152	15,603
Loss before provision for income taxes	(9,789)	(17,140)	(12,281)	(36,725)
Income tax benefit (expense)	—	131	—	131
Net loss	$(9,789)	$(17,009)	$(12,281)	$(36,594)
Net loss attributable to common stockholders, basic and diluted	$(8,241)	$(13,991)	$(10,330)	$(30,072)
Net loss per share attributable to common stockholders:
Basic	$(0.08)	$(0.15)	$(0.10)	$(0.35)
Diluted	$(0.08)	$(0.15)	$(0.10)	$(0.35)
Weighted-average number of shares outstanding:
Basic	103,031,493	93,203,665	102,419,949	85,195,734
Diluted	103,031,493	93,203,665	102,419,949	85,195,734
See accompanying notes to the condensed consolidated financial statements.

STARLING ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(US Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	77,470,886	$8	165,045	$—	$(1,019)	$215,413	$(210,813)	$3,589
Net loss	—	—	—	—	—	—	(19,585)	(19,585)
Issuance of common stock upon vesting RSUs	1,023,867	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	160,537	—	—	—	—	137	—	137
Issuance of common stock upon private placement, net	12,006,510	1	—	—	—	15,358	—	15,359
Issuance of preferred stock upon exchange of debt for equity	—	—	37,233	—	—	4,111	—	4,111
Share-based compensation expense	—	—	—	—	—	1,458	—	1,458
Balance at March 31, 2025	90,661,800	$9	202,278	$—	$(1,019)	$236,477	$(230,398)	$5,069
Net loss	—	—	—	—	—	—	(17,009)	(17,009)
Issuance of common stock upon vesting RSUs	642,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	2,484,480	—	—	—	—	2,203	—	2,203
Issuance of common stock upon exercise of warrants	368,096	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	857,200	—	(8,572)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	752	—	752
Balance at June 30, 2025	95,013,596	$9	193,706	$—	$(1,019)	$239,432	$(247,407)	$(8,985)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2025	100,596,918	$10	193,507	$—	$(1,019)	$256,708	$(271,419)	$(15,720)
Net loss	—	—	—	—	—	—	(2,492)	(2,492)
Issuance of common stock upon vesting RSUs	1,000,918	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	25,330	—	—	—	—	21	—	21
Share issuances through employee stock purchase plan	84,392	—	—	—	—	220	—	220
Share-based compensation expense	—	—	—	—	—	1,686	—	1,686
Balance at March 31, 2026	101,707,558	$10	193,507	$—	$(1,019)	$258,635	$(273,911)	$(16,285)
Net loss	—	—	—	—	—	—	(9,789)	(9,789)
Issuance of common stock upon vesting RSUs	424,388	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	70,807	—	—	—	—	90	—	90
Share-based compensation expense	—	—	—	—	—	1,070	—	1,070
Balance at June 30, 2026	102,202,753	$10	193,507	$—	$(1,019)	$259,795	$(283,700)	$(24,914)

See accompanying notes to the condensed consolidated financial statements.

STARLING ONCOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,281)	$(36,594)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	3,454	3,589
Amortization of debt issuance costs and debt discount	2,467	6,003
Write-off of assets from clinical trials segment	—	2,398
Share-based compensation	2,756	2,210
Change in fair value of liability classified warrants	(174)	96
Change in fair value of liability classified conversion option derivatives	(1,753)	7,296
Deferred taxes	—	(32)
Loss on disposal of property and equipment	28	—
Changes in operating assets and liabilities:
Accounts receivable	(7,351)	(8,969)
Other receivables	(38)	(228)
Inventories	(3,136)	(5,747)
Prepaid expenses and other current assets	1,811	1,250
Other assets	(51)	3
Accounts payable	17,112	11,490
Change in operating leases	(492)	(120)
Accrued expenses and other current liabilities	7,353	2,262
Other non-current liabilities	20	(97)
Net cash and cash equivalents provided by (used in) operating activities	9,725	(15,190)
Cash flows from investing activities:
Purchases of property and equipment	(1,950)	(1,536)
Proceeds from asset disposition	—	126
Net cash and cash equivalents used in investing activities	(1,950)	(1,410)
Cash flows from financing activities:
Proceeds from private placement, net of offering costs	—	15,359
Proceeds from employee stock purchase plan	220	—
Payments made for financing of insurance payments	(560)	(456)
Principal payments on long-term debt	—	(20,000)
Principal payments on financing leases	(17)	(20)
Common stock issued for options exercised	111	2,340
Net cash and cash equivalents used in financing activities	(246)	(2,777)
Net increase (decrease) in cash and cash equivalents	7,529	(19,377)
Cash and cash equivalents at beginning of period	33,565	49,669
Cash and cash equivalents at end of period	$41,094	$30,292
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets in connection with operating lease modifications	$—	$1,253
Principal exchange of convertible note for preferred stock	$—	$4,111
Purchases of property and equipment included in accounts payable	$—	$528
Financed insurance premiums	$530	$540
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$—	$—
Interest	$1,756	$2,158
See accompanying notes to the condensed consolidated financial statements.

STARLING ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025
(US Dollars in thousands, except share data and unless otherwise indicated)
Note 1. Description of the Business
Overview of the Business
On August 3, 2026, The Oncology Institute, Inc. changed its corporate name to "Starling Oncology, Inc." (“Starling”). Unless the context dictates otherwise, references in these notes to the financial statements, the “Company,” “we,” “us,” “our,” and similar words are references to Starling and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
Through wholly-owned subsidiaries and affiliated entities, Starling operates combined community clinics and infusion suites staffed with providers who administer latest-generation cancer treatments including chemotherapy, immunotherapy, oncolytics, and radiation oncology. Additionally, Starling provides coordinated case management, drug formulary management, and fully-delegated networks of care providers, all of which we use to drive improved treatment outcomes at an affordable cost to our patients and payors. Additionally, Starling operates a specialty pharmacy that includes both in-office and mail-order dispensing for complementary oral and self-injectable medications taken by our patients concurrent with their in-office cancer therapies.
On March 31, 2025, the Company entered into a Research Services Agreement ("RSA") with Helios CR, Inc. ("Helios"), effective May 5, 2025, pursuant to which the Helios operates our Clinical Trials & other segment under a profit sharing arrangement with the Company. As part of the RSA, there is a Transition Services Agreement, pursuant to which certain administrative and professional services are provided by Helios for a certain period of time. Additionally, the Company pays a management fee to Helios on a periodic basis for certain shared services. The Company recognized a $2,398 loss due to the write-off of the segment's net assets for the year ended December 31, 2025.
The Company has 125 oncologists and mid-level professionals across 65 clinics located within five states: California, Florida, Arizona, Oregon and Nevada. Starling Oncology CA, a Professional Corporation ("Starling CA"), one of the Starling professional corporations (each a "Starling PC"), is comprised of the clinics located in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Starling, its subsidiaries, all of which are controlled by Starling through majority voting control, and variable interest entities (“VIEs”) for which Starling is the primary beneficiary. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity or voting interest model. All significant intercompany balances and transactions have been eliminated in consolidation.
Variable Interest Entities

The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. Revenues, expenses, and net income (loss) from these subsidiaries are included in the consolidated amounts as presented on the Condensed Consolidated Statements of Operations.
The Company holds, as a result of entering into master services agreements ("MSAs"), variable interests in Starling PCs, which it cannot legally own. As of June 30, 2026, Starling held variable interests in Starling CA, Starling Oncology FL, LLC, a Professional Corporation ("Starling FL"), Starling Oncology OR, a Professional Corporation ("Starling OR"), and Starling Oncology TX, a Professional Corporation ("Starling TX"), all of which are VIEs. The Company is the primary beneficiary of the Starling PCs and thus, consolidates the Starling PCs in its financial statements. As discussed in Note 16, the noncontrolling shareholders hold nominal interests in the VIEs and do not participate in the income or loss of the VIEs.
Liquidity
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements as of June 30, 2026, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $41,094 and an accumulated deficit of $283,700 at June 30, 2026, and a net loss of $12,281 and net cash provided by operations of $9,725 for the six months ended June 30, 2026.
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
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company's Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Under the two-class method, basic and diluted net loss per share attributable to common stockholders is computed by dividing the basic and diluted net loss attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options, restricted stock units ("RSUs"), Medical RSUs (defined in Note 14), public warrants, private placement warrants, common warrants, pre-funded warrants, and Senior Secured Convertible Notes (defined in Note 11).
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
The Company's fair value measurement for cash and cash equivalents, accounts receivable, other receivables, and accounts payable approximates fair value because of the short maturity and high liquidity of these instruments. Fair value measurement of investment securities available for sale is based upon quoted prices from active markets, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation methodologies. Level 2 investment securities include money market securities purchased in the secondary market that use pricing inputs other than quoted prices in active markets and fair value is determined using pricing models or other valuation methodologies such as broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. Contingent considerations are valued using a present value factor using credit rating yields which are considered to be a Level 3 fair value measurement. Fair value measurements used for the goodwill and intangible assets are based on the discounted cash flow method within the income approach and guideline public company method to value the reporting units, which is considered to be a Level 3 fair value measurement. The unobservable inputs utilized in determining the fair value of goodwill based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant. Inputs used to calculate the fair value based on the market approach include the revenue and EBITDA multiples based on guidelines for similar publicly traded companies and recent transactions. Fair value measurements of derivative warrants liability are based on the Black-Scholes Model, which is considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the derivative warrants is the expected volatility of the common stock. Fair value measurements of the convertible note warrant and conversion option derivative liabilities are based on the Black-Derman-Toy model implemented in the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the convertible note warrant and conversion option derivative liabilities is the expected volatility of the common stock. The senior secured convertible note, which is carried at amortized cost, is considered to be a Level 2 fair value measurement due to observable inputs, such as the term matched risk-free rate and the credit spread, which is used to calculate the discount rate as of the valuation date.
Cash and Cash Equivalents
Cash primarily consists of deposits with banking institutions. The Company considers all highly liquid investments that are both readily convertible into cash and mature within three months from the date of purchase to be cash equivalents.
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and payor type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. There was no allowance for credit losses recorded as of June 30, 2026 and December 31, 2025.
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
The Company performed a qualitative assessment as of June 30, 2026 and determined it was not necessary to perform the two-step quantitative analysis. The Company determined there was no impairment for the three months ended June 30, 2026.
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
The Company’s accounts receivable has implicit collection risk. The Company grants credit without collateral to its patients, most of whom are local residents and are insured under third-party payor agreements. The Company believes this risk is partially mitigated by the Company’s establishment of long-term agreements and relationships with third-party payors that provide the Company with insight into historic collectability and improve the collections process.
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Percentage of Patient Services Net Revenue:
Payor A	12%	13%	12%	14%
Payor C	13%	N/A	11%	N/A
The concentration of gross receivables on a percentage basis for major payors at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Percentage of Gross Receivables of Patient Services Revenue:
Payor B	10%	10%
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales (drug procurement) on a percentage basis for major vendors for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Percentage of Direct Costs:
Vendor A	91%	100%	92%	100%

The concentration of gross payables on a percentage basis for major payors at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Percentage of Gross Payables:
Vendor A	80%	77%
Vendor B	14%	N/A

Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of June 30, 2026 and December 31, 2025 consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Oral drug accounts receivable (Specialty Pharmacy)	$18,564	$7,457
Capitated accounts receivable (Patient Services)	1,937	3,213
FFS accounts receivable, net (Patient Services)	29,385	35,376
Other trade receivables	16,463	12,952
Total	$66,349	$58,998
There was no allowance for credit losses as of June 30, 2026 and December 31, 2025.
As of January 1, 2025, the accounts receivable balance amounted to $48,335.
During the three and six months ended June 30, 2026 and 2025, the Company had no net bad debt recoveries and bad debt expense. Credit losses are a result of accounts receivable on completed contracts that were deemed uncollectible during the period.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Patient services
Capitated revenue	$27,974	$18,843	$54,905	$36,338
FFS revenue	30,853	37,048	63,009	72,621
Subtotal	58,827	55,891	117,914	108,959
Specialty pharmacy revenue	98,608	62,573	186,149	111,866
Clinical research trials and other revenue	3,847	1,338	4,660	3,383
Total	$161,282	$119,802	$308,723	$224,208
Refer to Note 19 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of June 30, 2026, January 1, 2025, and December 31, 2025. Refer to Note 4 for accounts receivable as of June 30, 2026 and December 31, 2025.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of January 1, 2025, December 31, 2025, and June 30, 2026, the contract liabilities amounted to $0. During the three month periods ended June 30, 2026 and 2025, the Company recognized no revenue related to deferred capitation revenue received (contract liability) as of the beginning of each respective period.

Remaining Unsatisfied Performance Obligations
The accounting terms for the Company’s patient services and specialty pharmacy contracts do not extend past a year in duration. Additionally, the Company applies the ‘as invoiced’ practical expedient to its clinical research contracts.
Note 6. Inventories
The Company purchases intravenous chemotherapy drugs and oral prescription drugs from various suppliers, however substantially from one supplier.
The Company’s inventories as of June 30, 2026 and December 31, 2025 were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Oral drug inventory	$11,027	$8,796
IV drug inventory	8,984	8,079
Total	$20,011	$16,875
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounted for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. The Company’s investments in cash equivalents at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money Market Fund	$39,081	$—	$—	$39,081

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money Market Fund	$27,230	$—	$—	$27,230

The contractual maturities of the Company's investments in cash equivalents as of June 30, 2026 and December 31, 2025 is as follows:

June 30, 2026 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
Money Market Fund	$39,081	$—	$—	$39,081

December 31, 2025 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
Money Market Fund	$27,230	$—	$—	$27,230

Accrued interest receivable on cash equivalents was $82 and $53 at June 30, 2026 and December 31, 2025, respectively, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$39,081	$—	$39,081	—
Financial liabilities:
Derivative warrant liabilities	$89	$—	$89	$—
Optional redemption derivative liabilities	10,838	—	—	10,838

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$27,230	$—	$27,230	$—
Financial liabilities:
Derivative warrant liabilities	$264	$—	$264	$—
Conversion option derivative liabilities	12,591	—	—	12,591
There were no transfers between levels for the six months ended June 30, 2026 and twelve months ended December 31, 2025.
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
The following table presents information about the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis at June 30, 2026:

(in thousands)	Derivative Liabilities
Balance at December 31, 2024	$385
Decrease in fair value included in other expense	12,206
Balance at December 31, 2025	$12,591
Change in fair value included in other expense	(1,753)
Balance at June 30, 2026	$10,838

As of June 30, 2026 and December 31, 2025, the optional redemption and conversion option derivative were valued using a Black-Scholes, which is considered to be a Level 3 fair value measurement. A summary of the level 3 fair value measurements inputs used in the valuations is as follows:

June 30, 2026
Optional Redemption Derivative Liability
Unit price	$5.43
Term (in years)	1.11
Volatility	80.00%
Risk-free rate	3.94%
Dividend yield	—
Cost of equity	—

December 31, 2025
Conversion Option Derivative Liability
Unit price	$3.56
Term (in years)	1.61
Volatility	114.00%
Risk-free rate	3.45%
Dividend yield	—
Cost of equity	—
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
The inputs to estimate the fair value of the Company’s conversion option and optional redemption derivative liabilities were the market price of the Company’s common stock, their remaining expected term, the volatility of the Company’s common stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.
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

Note 8. Property and Equipment, Net
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	June 30, 2026	December 31, 2025
Computers and software	60 months	$6,317	$5,106
Office furniture	84 months	813	812
Leasehold improvements	Shorter of lease term or estimated useful life	13,252	12,849
Medical equipment	60 months	2,339	1,497
Construction in progress		556	1,137
Finance lease ROU assets	Shorter of lease term or estimated useful life	170	209
Less: accumulated depreciation		(12,864)	(10,926)
Total property and equipment, net		$10,583	$10,684
Depreciation expense for the three months ended June 30, 2026 and 2025 was $1,122 and $1,032, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $2,023 and $2,042, respectively.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Compensation, including bonuses, fringe benefits, and payroll taxes	$5,613	$7,093
Accrued insurance reserve	2,158	2,282
Directors and officers insurance premiums	270	794
Deferred acquisition and contingent consideration	125	125
Accrued interest	868	878
Repayments on advances	220	1,630
Accrued capitated leakage	8,802	1,681
Accrued sub-capitation	3,135	1,851
Other liabilities	6,244	4,305
Total accrued expenses and other current liabilities	$27,435	$20,639
The Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $964 financing arrangement beginning November 2025 with a maturity date of September 2026 at 7.49% annual interest rate to pay 11 monthly principal payments of approximately $80 to $90 in premiums for directors’ and officers’ (“D&O”) insurance coverage through September 2026 to protect against such losses. The principal outstanding balance was $270 and $794 as of June 30, 2026 and December 31, 2025, respectively.
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
Lease Expense
The components of lease expense were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease costs:	$2,020	$2,172	$4,059	$4,440
Finance lease costs:
Amortization of ROU asset	$9	$9	$17	$19
Interest expense	$1	$1	$2	$3
Other lease costs:
Short-term lease costs	$—	$3	$2	$6
Variable lease costs	$648	$532	$1,157	$1,014
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to June 30, 2026 are as follows:

(in thousands)	Operating Leases	Finance Leases
2026 (remaining six months)	$4,445	$19
2027	7,954	29
2028	6,232	—
2029	4,734	—
2030	2,891	—
Thereafter	1,987	—
Total future lease payment	$28,243	$48
Less: amount representing interest	(3,634)	(1)
Present value of future lease payment (lease liabilities)	$24,609	$47
Reported as:
Lease liabilities, current	$7,225	$37
Lease liabilities, noncurrent	17,384	10
Total lease liabilities	$24,609	$47
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term (in years)
Operating	3.87	4.35
Finance	1.21	2.21
Weighted-average discount rate
Operating	6.90%	6.70%
Finance	6.73%	6.71%

Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the three months ended June 30, 2026 and 2025.

(in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment for operating leases	$4,448	$4,419
Financing cash payments for finance leases	20	22
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2,090	$1,253
Lease Modifications
During the six months ended June 30, 2026, the Company extended its lease terms for four clinics in Florida and two clinic in California. These extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, for the six months ended June 30, 2026, the Company recognized the difference of $1,342 as an increase to the operating lease liability and to the operating lease right-of-use asset.
Note 11. Debt
Senior Secured Convertible Note
On August 9, 2022, Starling entered into a Facility Agreement (the “Facility Agreement”) with certain lenders (“Lenders”) and Deerfield Partners L.P. (“Agent”), pursuant to which, Starling obtained cash loans from the Lenders in the amount of $110,000, in exchange for which, Starling issued to each Lender a secured convertible promissory note (each, a“Senior Secured Convertible Note”), payable to such Lenders in an amount equal to the unpaid principal amount of loans held by such Lender.
The Senior Secured Convertible Notes mature on August 9, 2027 (the “Maturity Date”) and bear interest at the rate of 4.00% per annum from August 9, 2022, on the outstanding principal amount, any overdue interest and any other amounts and obligations. Starting on October 1, 2022, the interest is paid in cash quarterly in arrears. In case of any prepayment, repayment or redemption of the Senior Secured Convertible Notes, the Company is obligated to pay any accrued and unpaid interest on the principal, along with a make whole amount and an exit fee.
The Facility Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations are placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and equity transactions and requires the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement require the Company to maintain minimum net quarterly revenues of $100,000 during fiscal year 2026 and thereafter. Additionally, the Company entered into a registration rights agreement with the parties to the Facility Agreement that requires the Company for the resales by the Lenders of shares of common stock issued or issuable upon conversion or exercise of the Senior Secured Convertible Notes or the warrants issuable under the Facility Agreement and calls certain penalties for failure to maintain the effectiveness of the registration statement.
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

Additionally, on March 24, 2025, in connection with the Private Placement (described in Note 13. Stockholders’ Equity) certain Lenders exercised participation rights and entered into an exchange agreement pursuant to which such Lenders agreed to exchange approximately $4,100 aggregate principal amount of the Senior Secured Convertible Notes for 37,232.83 shares of common-equivalent Preferred Stock (convertible into 3,723,283 shares of Common Stock) and warrants to purchase 1,861,642 shares of Common Stock at the same prices being paid by the investors in the Private Placement. The fair value of the common-equivalent Preferred Stock and warrants issued was $4,100. The exchange was accounted for as a partial debt extinguishment under ASC 470. As a result, the Company recognized a loss on extinguishment of debt within interest expense of $600 during the three months ended March 31, 2025, which consisted of a proportionate write-off of unamortized financing costs related to the Facility Agreement.
The Company was in compliance with the covenants of the Facility Agreement (as amended) as of June 30, 2026.

On July 1, 2026, the Company repaid approximately $86 million aggregate principal amount of the Senior Secured Convertible Notes, which represented the entire aggregate amount outstanding. See Note 20. Subsequent Events for more information

Conversion Options
The Senior Secured Convertible Notes contain several embedded conversion options (the “Conversion Options”) that grant the holders of the Senior Secured Convertible Notes the ability to convert the Senior Secured Convertible Notes at any time on or after the date of issuance of the notes. The Conversion Options are convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts shall be computed on the basis of a predefined formula, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount as of June 30, 2026. No Conversion Shares were issued as of June 30, 2026.
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
Optional Redemption
The Facility Agreement also provides the Company the right to redeem the outstanding principal amount of each note (“Optional Redemption”) for the Optional Redemption Price. The Company may not effect any such Optional Redemption unless, the Company also effects an optional redemption under all other notes in accordance with the terms thereof, on a pro rata basis, based upon the respective applicable original principal amount of each of the notes outstanding as of the date the notice for Optional Redemption is delivered to the holders.
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
As of June 30, 2026 and December 31, 2025, there were no Convertible Note Warrants outstanding, respectively. See Note 20 - Subsequent Events.
Allocation of Proceeds
The Company allocated total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company will amortize the debt discount over a period of 5 years (of which 1.10 years remain).
The total issuance costs of $4,924 were allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and amortizes the costs allocated to the Senior Secured Convertible Notes over a period of 5 years (of which 1.10 remain).

Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Convertible Notes as of June 30, 2026 and December 31, 2025 consists of the following:

(in thousands)	June 30, 2026	December 31, 2025
Senior Secured Convertible Note, due August 9, 2027	$85,889	$85,889
Less: Unamortized debt issuance costs	796	1,123
Less: Unamortized debt discount	5,226	7,366
Long-term debt, net of unamortized debt discount and issuance costs	$79,867	$77,400
As of June 30, 2026 and 2025, the estimated fair value (Level 2) of the Senior Secured Convertible Notes was $85,889 and $73,991, respectively.
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the three months ended June 30, 2026 and 2025, the effective yield was 10.64%. The amount of debt issuance costs included in interest expense for the three and six months ended June 30, 2026 was $1,256 and $2,467, respectively. The amount of debt issuance costs included in interest expense for the three and six months ended June 30, 2025 was $1,129 and $6,003, respectively. The Company had interest expense of $868 and $1,727 on the Facility Agreement term loan for the three and six months ended June 30, 2026. The Company had interest expense of $863 and $1,878 on the Facility Agreement term loan for the three and six months ended June 30, 2025. There was $868 of accrued interest as of June 30, 2026 and 2025, respectively. There was $878 accrued interest as of December 31, 2025.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement (refer to Note 15. Commitments and Contingencies for detail).
Additionally, the Lenders' Agent holds shares of common and preferred stock of the Company as of June 30, 2026, and December 31, 2025.

Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Convertible Notes as of June 30, 2026:

(in thousands)
2026 (remaining six months)	$—
2027	85,889
Total debt	$85,889
Note 12. Income Taxes
The Company recorded income tax expense of $0 and $131 for the three months ended June 30, 2026 and 2025, respectively. The Company's effective tax rate was 0% for the three months ended June 30, 2026 and 2025.
The Company's effective tax rate for the three months ended June 30, 2026 was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the change in the valuation allowance, partially offset by non-deductible expenses.
Note 13. Stockholders' Equity (Deficit)
Common Stock
As of June 30, 2026, there were 102,202,753 shares issued and 100,468,979 shares outstanding of common stock. As of December 31, 2025, there were 100,596,918 shares issued and 98,863,144 shares outstanding of common stock.
Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.

Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of June 30, 2026 and December 31, 2025.
Preferred Stock
Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“Series A preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. As of June 30, 2026 and December 31, 2025, there were 193,507 shares of preferred stock outstanding.
Conversion
Each share of Series A preferred stock is convertible, at any time on the part of the holder except with respect to the Beneficial Ownership Limitation (defined below), into 100 shares of common stock.
Blocker/Beneficial Ownership Limitation
The Series A preferred stock is subject to a beneficial ownership limitation such that the preferred stock may not, at any time, be convertible into more than 4.9% of the total number of shares of common stock outstanding (“Beneficial Ownership Limitation”).
Voting
The holders of preferred stock do not have voting rights in the Company.
Dividends
The holders of preferred stock are entitled to receive dividends on an as-converted basis whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of June 30, 2026.
Assumed Public Warrants and Private Placement Warrants from the Business Combination
As a result of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable on December 12, 2021, 30 days after the completion of the Business Combination, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of June 30, 2026, there are 5,749,986 public warrants outstanding and 2,187,283 private placement warrants outstanding from the Business Combination.
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

As of June 30, 2026, all of the Exchange Warrants (Common Warrants) related to the lender and pre-funded Warrants issued were still outstanding. As of June 30, 2026, there were 8,216,918 Common Warrants outstanding.

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

Note 14. Share-Based Compensation
Non-Qualified Stock Option Plan
On January 2, 2019, the Company adopted the 2019 Non-Qualified Stock Option Plan (the “2019 Plan”) to incentivize directors, consultants, advisors, and other key employees of the Company and its subsidiaries to continue their association by providing opportunities to participate in the ownership and further growth of the Company. The 2019 Plan provides for the grant of options (the “Stock Options”) to purchase shares of common stock of the Company. In conjunction with the Business Combination, the Company amended and fully restated the 2019 Plan through the establishment of the 2021 Incentive Plan (“2021 Plan”).

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
As of June 30, 2026, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 9,808,797. There were no Stock Options granted for the three months ended June 30, 2026 and 2025.
Stock option activity during the six months ended June 30, 2026 and 2025 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2026	4,022,196	$2.23
Granted	—	—
Exercised	(96,137)	1.16
Forfeited	—	—
Expired	(67,084)	1.02
Balance at June 30, 2026	3,858,975	$2.28	5.52	$13,386
Vested Options Exercisable at June 30, 2026	3,254,855	$2.34	5.19	$11,222

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2025	7,488,859	$1.67
Granted	—	—
Exercised	(2,645,017)	0.89
Forfeited	(285,112)	1.83
Expired	(77,469)	2.58
Balance at June 30, 2025	4,481,261	$2.11	6.16	$3,351
Vested Options Exercisable at June 30, 2025	3,374,192	$2.10	5.50	$2,898
Total share-based compensation expense related to stock options during the three and six months ended June 30, 2026 was $59 and $117, respectively. Total share-based compensation expense related to stock options during the three and six months ended June 30, 2025 was $107 and $213, respectively. The total intrinsic value of options exercised during three and six months ended June 30, 2026 was $93 and $429, respectively. The total intrinsic value of options exercised during three and six months ended June 30, 2025 was $7,100 and $7,277, respectively.
At June 30, 2026, there was $229 of total unrecognized compensation cost related to unvested service stock options granted under the 2021 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.38 years as of June 30, 2026. During the six months ended June 30, 2026, the Company received $111 in cash and $318 tax benefit from the stock options exercised. The total fair value of shares of common stock vested during the six months ended June 30, 2026 and 2025 was $1,682 and $791, respectively.
Restricted Stock Units (“RSUs”)
The Company has 4,219,428 and 3,436,019 RSUs outstanding as of June 30, 2026 and December 31, 2025, respectively. The RSUs are service-based vesting awards and are valued based on the fair value of the Company’s common stock at the date of grant. The weighted-average grant date fair values of the RSUs granted during six months ended June 30, 2026 and 2025, were determined to be $3.01 and $1.19, respectively, based on the fair value of the Company’s common stock at the grant date.

A summary of the activity for the RSUs for the six months ended June 30, 2026 and 2025, respectively, are shown in the following table:

	Six Months Ended June 30,
	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	3,436,019	$1.25	1,509,737	$0.94
Granted	2,401,435	3.01	3,935,704	1.19
Vested	(1,441,843)	1.93	(1,700,884)	0.93
Forfeited	(176,183)	2.12	(387,710)	1.00
Unvested at end of year	4,219,428	$1.98	3,356,847	$1.23
The total share-based compensation expense related to RSUs was $1,011 and $1,568, respectively, during the three and six months ended June 30, 2026. The total share-based compensation expense related to RSUs was $644 and $860, respectively, during the three and six months ended June 30, 2025.
As of June 30, 2026, there was $7,691 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 3.43 years as of June 30, 2026.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of the Company to grant RSUs of the Company (“Medical RSUs”). Granting of each annual Medical RSU award by the Company is dependent on the participant performing a specified minimum number of service hours during the calendar year (“One-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first quarter of the calendar year following the One-Year Term. During the six months ended June 30, 2026 and 2025, 332,803 and 997,806 Medical RSU awards were granted, respectively.
The number of Medical RSUs granted to each such participant is determined by the fair market value of the Company's stock price at the grant date and are vested at the grant date. There were no unvested Medical RSU awards outstanding as of June 30, 2026 or 2025.

A summary of the activity for the equity-classified Medical RSUs for the six months ended June 30, 2026 and 2025, respectively, is shown in the following table:

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	—	—
Granted	332,803	997,806
Vested	(332,803)	(997,806)
Forfeited	—	—
Balance at end of period	—	—
Total compensation costs for Medical RSUs was $0 and $1,032 for the three and six months ended June 30, 2026, respectively. Total compensation costs for Medical RSUs was $0 and $1,137 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, all Medical RSUs had vested.
Employee Stock Purchase Plan (ESPP)
In connection with the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP”). The 2021 ESPP has reserved 3,591,088 shares of the Company’s common stock for issuance to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the lower of the closing price on the purchase date or the six month closing price average during the contribution period through accumulated payroll deductions. During the three and six months ended June 30, 2026, the Company issued 0 and 84,392 shares of common stock under the ESPP and recognized $0 and $39, respectively, in share-based compensation expense. There was no share-based compensation for the three and six months ended June 30, 2025, related to the ESPP.
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
Legal Matters
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on the Company’s condensed consolidated financial statements. Loss contingencies entail uncertainty and a possibility of loss to an entity. If the loss is probable and the amount of loss can be reasonably estimated, the loss is accrued according to ASC No. 450-20, Disclosure of Certain Loss Contingencies.
Indemnities
The Company’s Amended and Restated Certificate of Incorporation and amended and restated bylaws require it, among other things, to indemnify any director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines, and settlements, paid by the individual in connection with any action, suit, or proceeding arising out of the individual’s status or service as its director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessors in connection with its facility leases for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation on the maximum potential future payments it could be obligated to make.
The Health Insurance Portability and Accountability Act
The Health Insurance Portability and Accountability Act (“HIPAA”) assures health insurance portability, reduces healthcare fraud and abuse, guarantees security and privacy of health information, and enforces standards for health information. The Health Information Technology for Economic and Clinical Health Act (“HITECH”) imposes notification requirements in the event of certain security breaches relating to protected health information. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in these regulations. The Company believes it is in compliance with these laws.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of June 30, 2026 and December 31, 2025.
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
Guarantees
The Company, along with certain of the Company's subsidiaries which are parties to the Facility Agreement (“Guarantors”), have pledged a first priority perfected lien on substantially all of their respective personal and real property, as collateral security for the payment of outstanding obligations, under the Facility Agreement.
Note 16. Variable Interest Entities
The Company prepares its condensed consolidated financial statements in accordance with Accounting Standards Codification Topic No. 810, Consolidations (“ASC 810”), which provides for the consolidation of VIEs of which an entity is the primary beneficiary.
Pursuant to the MSAs established with the Starling PCs, one of the Company's wholly owned subsidiaries [Starling Management LLC ("Starling Management')], is entitled to receive a management fee, which represents a variable interest in and the right to receive the benefits of the Starling PCs. Through the terms of the MSAs, Starling Management receives the right to direct the most significant activities of the Starling PCs. Therefore, the Starling PCs are variable interest entities and Starling Management is the primary beneficiary that consolidates the Starling PCs, and their subsidiaries.
The condensed consolidated financial statements include the accounts of Starling and its subsidiaries and VIEs. All inter-company profits, transactions, and balances have been eliminated upon consolidation.

(in thousands)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$14,667	$4,133
Accounts receivable, net	66,311	59,103
Other receivables	—	268
Inventories	20,006	16,874
Prepaid expenses and other current assets	541	790
Total current assets	101,525	81,168
Property and equipment, net	12	29
Other assets	605	554
Intangible assets, net	4,066	4,376
Goodwill	2,679	2,679
Total assets	$108,887	$88,806
Liabilities
Current liabilities:
Accounts payable	$58,951	$40,864
Accrued expenses and other current liabilities	23,406	14,546
Amounts due to affiliates	263,814	254,396
Total current liabilities	346,171	309,806
Other non-current liabilities	25	—
Total liabilities	$346,196	$309,806
Single physician holders, who are officers of the Company, retain equity ownership in Starling CA, Starling FL, Starling TX, and Starling OR, which represents nominal noncontrolling interests. However, the noncontrolling interests do not participate in the profit or loss of Starling CA, Starling FL, Starling TX, and Starling OR.

Note 17. Goodwill and Intangible Assets
Intangible Assets
As of June 30, 2026, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(15,115)	$7,076
Trade names	10 years	6,650	(4,227)	2,423
Noncompete agreements	8 years	852	(766)	86
Total intangible assets		$29,693	$(20,108)	$9,585
As of December 31, 2025, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(14,095)	$8,096
Trade names	10 years	6,650	(3,900)	2,750
Clinical contracts and noncompete agreements	8 years	926	(757)	169
Total intangible assets		$29,767	$(18,752)	$11,015
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of June 30, 2026 is as follows:

(in thousands)	Amount
Year ending December 31:
2026 (remaining six months)	$1,409
2027	2,713
2028	2,615
2029	453
2030	453
Thereafter	1,942
Total	$9,585
The aggregate amortization expense during the three months ended June 30, 2026 and 2025 was $716 and $773, respectively. The aggregate amortization expense during the six months ended June 30, 2026 and 2025 was 1,431 and $1,547, respectively.

Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, specialty pharmacy, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of June 30, 2026 and December 31, 2025 is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Patient services	$2,679	$2,679
Specialty pharmacy	4,551	4,551
Clinical trials & other	—	—
Total goodwill	$7,230	$7,230
The accumulated goodwill impairment for patient services was $26,179 as of June 30, 2026, December 31, 2025 and January 1, 2025. The accumulated goodwill impairment for clinical trials & others was $632 as of June 30, 2026 and December 31, 2025. There was no accumulated goodwill impairment for specialty pharmacy as of June 30, 2026, December 31, 2025 and January 1, 2025.
Note 18. Net Loss Per Share
The following table sets forth the computation of the Company's basic and diluted net loss per share to common stockholders for the three and six months ended June 30, 2026 and 2025.

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Starling	$(9,789)	$(17,009)	$(12,281)	$(36,594)
Net loss attributable to Starling available for distribution	(9,789)	(17,009)	(12,281)	(36,594)
Net loss attributable to participating securities, basic and diluted	(1,548)	(3,018)	(1,951)	(6,522)
Net loss attributable to common stockholders, basic and diluted	$(8,241)	$(13,991)	$(10,330)	$(30,072)
Weighted average common shares outstanding, basic and diluted	103,031,493	93,203,665	102,419,949	85,195,734
Net loss income per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.15)	$(0.10)	$(0.35)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Convertible note	10,838,000	10,842,525	10,838,000	10,842,525
Stock options	3,858,975	4,481,261	3,858,975	4,481,261
RSUs	4,219,428	3,356,847	4,219,428	3,356,847
Public Warrants	5,749,986	5,749,986	5,749,986	5,749,986
Private Warrants	2,187,283	2,187,283	2,187,283	2,187,283
Common Warrants in connection with private placement and exchange agreement	8,216,918	8,628,980	8,216,918	8,628,980

Note 19. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: specialty pharmacy, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Patient services	$58,827	$55,891	$117,914	$108,959
Specialty pharmacy	98,608	62,573	186,149	111,866
Clinical trials & other	3,847	1,338	4,660	3,383
Consolidated revenue	$161,282	$119,802	$308,723	$224,208

Direct costs
Intravenous (IV) drug costs	$28,965	$32,800	$58,732	$64,213
Clinician salaries and benefits	16,431	14,011	31,769	28,085
Network medical expense	9,497	1,783	16,107	1,783
Medical supplies and other	1,878	2,556	3,546	4,149
Total patient services (A)	$56,771	$51,150	$110,154	$98,230
Specialty pharmacy (B)	77,346	51,086	148,089	90,949
Clinical trials & other (C)	—	65	—	279
Total segment direct costs	$134,117	$102,301	$258,243	$189,458
Depreciation expense
Patient services	$816	$767	$1,553	$1,522
Specialty pharmacy	3	4	6	6
Clinical trials & other	—	—	—	32
Total segment depreciation expense	$819	$771	$1,559	$1,560

Amortization of intangible assets
Patient services	$716	$718	$1,431	$1,437
Clinical trials & other	—	55	—	110
Total segment amortization	$716	$773	$1,431	$1,547

Operating income
Patient services	$524	$3,256	$4,776	$7,770
Specialty pharmacy	21,259	11,483	38,054	20,911
Clinical trials & other	3,847	1,218	4,660	2,962
Total segment operating income	$25,630	$15,957	$47,490	$31,643
Other items not allocated to segments:
Selling, general and administrative expense	$29,943	$26,907	$58,155	$52,283
Non-segment depreciation and amortization	303	261	464	482
Total consolidated operating loss	$(4,616)	$(11,211)	$(11,129)	$(21,122)
Interest expense, net	1,859	1,870	3,793	7,440
Change in fair value of derivative warrant liabilities	(6)	53	(174)	96
Change in fair value of conversion option derivative liabilities	3,243	3,987	(1,753)	7,296

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other, net	77	19	(714)	771
Consolidated loss before provision for income taxes	$(9,789)	$(17,140)	$(12,281)	$(36,725)

(in thousands)	June 30, 2026	December 31, 2025
Assets
Capitated accounts receivable	$1,937	$3,213
FFS accounts receivable	29,385	35,376
IV drug inventory	8,984	8,079
Other assets	21,159	27,989
Patient services	61,465	74,657

Oral drug accounts receivable	18,564	7,457
Oral drug inventory	11,027	8,796
Other assets	9,493	431
Specialty pharmacy	39,084	16,684

Clinical trials & other	4,974	5,436
Non-segment assets	72,710	67,879
Total assets	$178,233	$164,656
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
(A) Direct costs - patient services primarily includes chemotherapy drug costs, clinician salaries and benefits, and medical supplies. Clinicians include oncologists, advanced practice providers such as physician assistants and nurse practitioners, and registered nurses employed by the Starling PCs. These costs are regularly provided to the CODM to evaluate IV drug costs and clinician performance.
(B) Direct costs - specialty pharmacy primarily includes the cost of oral medications dispensed in the Starling PCs’ clinic locations. The CODM regularly reviews these costs evaluate drug margins, compression, and to evaluate suppliers.
(C) Direct costs - clinical trials & other primarily includes costs related to clinical trial contracts and medical supplies.
Note 20. Subsequent events
On July 1, 2026, the Company entered into a Credit Agreement (the “Term Loan Agreement”), by and among the Company, the lenders from time to time party thereto, and Orbimed Opportunities (CA) V LLC, as the initial lender and administrative agent. The Term Loan Agreement provides for a term loan facility in an aggregate principal amount of $75 million, which was drawn in full on the date of entry into the Term Loan Agreement (the “Closing Date”). Loans under the Term Loan Agreement bear interest at a monthly rate equal to the higher of (i) the forward-looking one-month term rate based on the secured overnight financing rate on the day that is two business days prior to the first day of any month and (ii) 3.00% plus, in either case, the 5.75%.
Loans under the Term Loan Agreement will mature on the first to occur of (i) July 1, 2031, and (ii) the date of acceleration of such loans upon the occurrence and during the continuance of an event of default. The Term Loan Agreement contains certain customary default provisions, representations and warranties and affirmative and negative covenants, including (a) limitations on the ability to engage in unrelated lines of business; (b) limitations on the incurrence of additional indebtedness and liens; (c) limitations on investments; (d) limitations on the payment of dividends and certain other restricted payments; (e) limitations on the ability to effect mergers and consolidations; (f) limitations on the ability to sell or dispose of property or assets; (g)

limitations on modifications of certain agreements; (h) limitations on the ability to enter into transactions with affiliates; (i) limitations on sale leaseback transactions; (j) limitations on benefits plans and agreements; and (k) a minimum net revenue requirement of at least $700 million for each most recently ended period of twelve consecutive months, commencing with the month ending December 31, 2027, and for each month thereafter.
All indebtedness outstanding under the Term Loan Agreement is guaranteed by certain of the Company’s direct and indirect subsidiaries (the “Guarantors”). The indebtedness under the Term Loan Agreement is secured by a first-priority security interest in and lien on substantially all assets of the Company and the Guarantors pursuant to that certain Pledge and Security Agreement dated as of July 1, 2026 (the “Security Agreement”).
Beginning with the first fiscal quarter ending after the 36-month anniversary of the Closing Date, the loans under the Term Loan Agreement will amortize in quarterly installments equal to 7.5% of the outstanding principal amount as of such date, together with a repayment premium and exit fee. The Company may elect to prepay loans under the Term Loan Agreement, in whole or in part, subject to a repayment premium and an exit fee. Additionally, loans under the Term Loan Agreement are subject to certain mandatory prepayment events, including by amounts equal to certain proceeds received by the Company from insurance recoveries related to casualty events and dispositions.
On the Closing Date, the Company used the proceeds from the loans under the Term Loan Agreement, together with cash on hand, to repay in full the Company’s 4% senior secured convertible notes due 2027 (the “2027 Convertible Notes”), of which, as of July 1, 2026, there was approx. $86 million aggregate principal amount outstanding.
As a part of the repayment of the 2027 Convertible Notes, the Company issued warrant agreements to purchase shares of common stock of the Company to Deerfield Partners, L.P. and its affiliates, with an expiration date of August 9, 2027 and an initial exercise price of $8.567 per share. The total number of shares of common stock underlying the Warrants is 10,025,535 shares. No additional consideration was paid to the Company by the warrant holders for the issuance of the Warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Starling Oncology, Inc. ("STLN") along with its consolidating subsidiaries (the "Company"). The discussion should be read together with the unaudited condensed consolidated financial statements and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" (Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on March 12, 2026. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements, except as required by law.
Unless the context dictates otherwise, references in this Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Starling Oncology, Inc., a Delaware corporation (“STLN”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”). All dollar values are expressed in thousands, unless otherwise noted.
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices for the Company and for independent oncology practices that together serve patients across 17 markets and five states throughout the United States. As of June 30, 2026, we operate 65 community-based oncology practices, staffed with 125 oncologists and advanced practice providers employed by our affiliated physician-owned professional corporations, referred to as the "Starling PCs." In addition to our Starling-affiliated providers, we also manage a network of 791 providers in Florida under the Florida Oncology Network brand and 11 network providers in California. Collectively across the provider base, as of June 30, 2026, we manage a population of approximately 2.1 million patients under value-based agreements. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care..
Operationally, the Company’s medical centers provide a complete suite of medical oncology services, including: physician services, in-house infusion, in-house specialty pharmacy, clinical trials, radiation therapy, educational seminars, support groups, counseling, and 24/7 patient assistance. Many of our services, such as managing clinical trials and palliative care programs, are traditionally accessed through academic and tertiary care settings, while the Starling PCs bring these services to patients in a community setting. As scientific research progresses and more treatment options become available, cancer care is shifting from acute care episodes to chronic disease management. With this shift, it is increasingly important for high-quality, high-value cancer care to be available in a local community setting to all patients in need.
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
Capitation
Capitation revenues consist primarily of fees for medical services provided by the Starling PCs to the Company's patients under a capitated arrangement with various managed care organizations. Capitation revenue is paid monthly based on the number of enrollees by the contracted managed care organization (per member per month or “PMPM”). Capitation contracts generally have a legal term of one year or longer. Payments in capitation contracts are variable since they primarily include PMPM fees associated with unspecified membership that fluctuate throughout the term of the contract; however, based on our experience, our total underlying membership generally increases over time as penetration of Medicare Advantage products grows. Certain contracts include terms for a capitation deduction where the cost of out-of-network referrals of members are deducted from the future payment. Revenue is recognized in the month services are rendered on the basis of the transaction price established at that time.
Fee-for-service revenue
FFS revenue represents revenue earned under contracts in which we bill and collect for specific medical services rendered by the Starling PCs’ employed physicians. The terms for FFS contracts are short in duration and only last for the period over which services are rendered (typically, one day). FFS revenue consists of fees for medical services provided to patients. As specialist providers, our FFS revenue is dependent on referrals from other physicians, such as primary care physicians. The Company's affiliated providers build trusted, professional relationships with these physicians and their associated medical groups, which can lead to recurring FFS volume; however, this volume is subject to numerous factors the Company cannot control and can fluctuate over time. The Company also receives FFS revenue for capitated patients that receive medical services which are excluded from the Company's capitation contracts. Under the FFS arrangements, third-party payors and patients are billed for patient care services provided by the Starling PCs. Payments for services provided are generally less than billed charges. The Company records revenue net of an allowance for contractual adjustments, which represents the net revenue expected to be collected from third-party payors (including managed care, commercial, and governmental payors such as Medicare and Medicaid), and patients. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient’s healthcare plan, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries). The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on certain factors, such as the proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into the Company's billing system, and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded on the date the services are rendered based on the information known at the time of entering of such information into the Company's billing systems as well as an estimate of the revenue associated with medical services.
Specialty Pharmacy
Oral prescription drugs prescribed by doctors to their patients are sold directly through the Starling PCs’ dispensaries. Revenue for the prescriptions is based on fee schedules set by various PBMs and other third-party payors.
Clinical trials & other revenue
The Starling PCs also enter into contracts to perform clinical research trials. The terms of the clinical trial contracts vary depending on the length of time required for the clinical research. Each contract represents a single, integrated set of research activities that are satisfied over time as the output of results from the trial is captured for the trial sponsor to review. Under the clinical trial contracts, the Starling PCs receive a fixed payment for administrative, set-up, and close-down fees; a fixed amount for each patient site visit; and certain expense reimbursements. The Company recognizes revenue for these arrangements on the fees earned to date based on the state of the trial, as established under contract with the customer. On March 31, 2025, the Company entered into a Research Services Agreement ("RSA") with Helios CR, Inc. ("Helios"), effective May 5, 2025, pursuant to which the Helios operates our Clinical Trials & other segment under a profit sharing arrangement with the Company. As part of the RSA, there is a Transition Services Agreement, pursuant to which certain administrative and professional services are provided by Helios for a certain period of time. Additionally, the Company pays a management fee to Helios on a periodic basis for certain shared services.
Operating Expenses
Direct costs - patient services
Direct costs - patient services primarily includes chemotherapy drug costs, clinician salaries and benefits, and medical supplies. Clinicians include oncologists, advanced practice providers such as physician assistants and nurse practitioners, and registered nurses employed by the Starling PCs.
Direct costs - specialty pharmacy
Direct costs - specialty pharmacy primarily includes the cost of oral medications dispensed in the Starling PCs’ clinic locations.
Direct costs - clinical trials & other
Direct costs - clinical trials & other primarily includes costs related to clinical trial contracts and medical supplies.
Network medical expense
Network medical expense is the cost of care delivered by our independent network providers and paid by Starling under our fully delegated contracts. For presentation purposes, we eliminate the portion of network medical expense that is paid to Starling PCs who participate in these fully delegated networks.
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

	Three Months Ended June 30,
	2026	2025
Revenue
Patient services	36.5%	46.7%
Specialty Pharmacy	61.1%	52.2%
Clinical trials & other	2.4%	1.1%
Total operating revenue	100.0%	100.0%
Operating expenses
Direct costs – patient services	35.2%	42.7%
Direct costs – specialty pharmacy	48.0%	42.6%
Direct costs – clinical trials & other	—%	0.1%
Selling, general and administrative expense	18.6%	22.5%
Depreciation and amortization	1.1%	1.5%
Total operating expenses	102.9%	109.4%
Loss from operations	(2.9)%	(9.4)%
Other non-operating expense (income)
Interest expense, net	1.2%	1.6%
Change in fair value of derivative warrant liabilities	—%	—%
Change in fair value of conversion option derivative liabilities	2.0%	3.3%
Other, net	—%	—%
Total other non-operating expense (income)	3.2%	4.9%
Loss before provision for income taxes	(6.1)%	(14.3)%
Income taxes	—%	0.1%
Net loss	(6.1)%	(14.2)%
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Patient services	$58,827	$55,891	$2,936	5.3%	$117,914	$108,959	$8,955	8.2%
Specialty Pharmacy	98,608	62,573	36,035	57.6%	186,149	111,866	74,283	66.4%
Clinical trials & other	3,847	1,338	2,509	187.5%	4,660	3,383	1,277	37.7%
Total operating revenue	$161,282	$119,802	$41,480	34.6%	$308,723	$224,208	$84,515	37.7%
Patient services
The increase in patient services revenue for the three and six months ended June 30, 2026 compared to the same periods in the prior year was primarily due to a 48% and 51% increase in capitated revenue, respectively, partially offset by a 17% and 13% decrease, respectively in fee-for-service revenue for the prior year three and six month periods. The increase in capitated revenue was driven by momentum in new markets in addition to the impact of our investments in referral relationship management and our ramp up in new capitated contracts.

Specialty pharmacy
The increase in specialty pharmacy revenue for three and six months ended June 30, 2026 as compared to the same periods in the prior year was primarily driven by continued strength in prescription fill volumes as the Company continues to bring new capitated lives onto the platform, along with the ongoing ramp of our Florida delegated arrangements.
Clinical trials & other
The increase in clinical trials and other revenue, compared to the three and six months ended June 30, 2025, was due to the profit sharing agreement as described in Note 1 of the financial statements.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Direct costs – patient services	$56,771	$51,150	$5,621	11.0%	$110,154	$98,230	$11,924	12.1%
Direct costs – specialty pharmacy	77,346	51,086	26,260	51.4%	148,089	90,949	57,140	62.8%
Direct costs – clinical trials & other	—	65	(65)	(100.0)%	0	279	(279)	(100.0)%
Selling, general and administrative expense	29,943	26,907	3,036	11.3%	58,155	52,283	5,872	11.2%
Depreciation and amortization	1,838	1,805	33	1.8%	3,454	3,589	(135)	(3.8)%
Total operating expenses	$165,898	$131,013	$34,885	26.6%	$319,852	$245,330	$74,522	30.4%
Patient services cost
The increase in patient services cost for the three months ended June 30, 2026 as compared to the same quarter prior year was primarily due to a 17.3% increase in clinical payroll costs as the Company adjusts physician compensation to better match performance and volume, primarily offset by 11.7% decrease in IV drug costs as the Company leverages it's rebate programs with its primary vendor. The increase in patient service costs for the six months ended June 30, 2026 as compared to the same period prior year was primarily due to increases in clinical payroll costs, partially offset by a decrease in IV drug costs.
Specialty pharmacy cost
The increase in specialty pharmacy cost for the three months ended June 30, 2026 was primarily due to a 88.3% increase in the number of prescriptions filled offset by a 19.6% decrease in the average cost of the prescriptions filled, as compared to the three months ended June 30, 2025. The increase in specialty pharmacy cost for the six months ended June 30, 2026 was primarily due to a 94.5% increase in the number of prescriptions filled, partially offset by a 16.3% decrease in the average cost of the prescriptions filled, as compared to the six months ended June 30, 2025.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expenses for the three and six months ended June 30, 2026 increased 11.3 and 11.2%, respectively, compared to the same periods in the prior year primarily due to the scaling of our business. As a percentage of revenue, SG&A decreased 390 basis points for the three months ended June 30, 2026 as compared to the same period in the prior year which reflected the operating leverage built into the model as the Company's continues to scale, along with cost discipline.

Other Non-Operating Expense (Income)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest expense, net	$1,859	$1,870	$(11)	(0.6)%	$3,793	$7,440	$(3,647)	(49.0)%
Change in fair value of derivative warrant liabilities	(6)	53	(59)	(111.3)%	(174)	96	(270)	(281.3)%
Change in fair value of conversion option derivative liabilities	3,243	3,987	(744)	(18.7)%	(1,753)	7,296	(9,049)	(124.0)%
Other, net	77	19	58	305.3%	(714)	771	(1,485)	(192.6)%
Total other non-operating expense (income)	$5,173	$5,929	$(756)	(12.8)%	$1,152	$15,603	$(14,451)	(92.6)%
Interest expense, net
The decrease in interest expense for the three and six months ended June 30, 2026 compared to the prior year periods was primarily the result of a prepayment and debt conversion related to the Senior Secured Convertible Note in which the Company recognized a loss of extinguishment of debt of $2,900 during the first quarter of 2025. The decrease in the principal balance of the Senior Secured Convertible Notes decreased the Company's interest payments for the remainder of 2025 and continuing into 2026.
Change in fair value of liabilities
The change in the fair value of liabilities was primarily due to the change in the fair value of conversion option derivative liabilities due to stock price fluctuations, term, risk-free rates and volatility for the three and six months ended June 30, 2026, as compared to the prior year period.
Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Affiliated and Network Clinics (1)	301	80	301	80
Markets	17	20	17	20
Lives under value-based contracts (millions)	2.1	1.9	2.1	1.9
Adjusted EBITDA (in thousands) (2)	$229	$(4,092)	$(2,209)	$(9,198)
(1) Number of clinics operated under the Starling PCs, whereby we receive a percentage of revenue under our management services agreements, or MSAs, and are consolidated. Additionally, includes independent oncology practices to which we provide limited management services and have network provider agreements, but do not bear the operating costs.
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

The following tables provide a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Net loss	$(9,789)	$(17,009)	$7,220	(42.4)%
Depreciation and amortization	1,838	$1,805	33	1.8%
Interest expense, net	1,859	$1,870	(11)	(0.6)%
Income tax and other taxes	86	$(61)	147	—%
Non-cash addbacks(1)	(36)	$2,222	(2,258)	(101.6)%
Share-based compensation	1,070	$752	318	42.3%
Changes in fair value of liabilities	3,237	$4,040	(803)	(19.9)%
Post-combination compensation expense(2)	—	$13	(13)	(100.0)%
Consulting fees(3)	1,814	$506	1,308	258.5%
Infrastructure and workforce costs(4)	150	$1,771	(1,621)	(91.5)%
Adjusted EBITDA	$229	$(4,091)	$4,320	(105.6)%
(1)    During the three months ended June 30, 2026, non-cash addbacks was primarily comprised of non-cash rent expense. During the three months ended June 30, 2025, non-cash addbacks was primarily comprised of the write-off of the net assets of the Clinical Trials segment of $2,398.
(2)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.

(3)    Consulting fees were comprised of a subset of the Company’s total consulting fees primarily related to re-branding, and related to certain non-recurring advisory projects during the three months ended June 30, 2026 and 2025.
(4)    Infrastructure and workforce costs were primarily comprised of recruiting expenses to build out corporate infrastructure of $305 and $150, severance expenses resulting from cost rationalization programs of $15 and $49, stop-loss contract timing of approximately $0 and $1,099, and reversal of settlements of $165 and $487 during the three months ended June 30, 2026 and 2025, respectively.

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Net loss	$(12,281)	$(36,594)	$24,313	(66.4)%
Depreciation and amortization	$3,454	3,589	(135)	(3.8)%
Interest expense, net	$3,793	7,440	(3,647)	(49.0)%
Income tax and other taxes	$129	$(61)	190	—%
Non-cash addbacks(1)	$(284)	$2,059	(2,343)	(113.8)%
Share-based compensation	$2,756	$2,210	546	24.7%
Changes in fair value of liabilities	$(1,927)	$7,392	(9,319)	(126.1)%
Unrealized loss on investments	$—	$6	(6)	(100.0)%
Post-combination compensation expense(2)	$—	$26	(26)	(100.0)%
Consulting fees(3)	$2,087	$839	1,248	148.7%
Infrastructure and workforce costs(4)	$64	$3,895	(3,831)	(98.4)%
Transaction costs	$—	$1	(1)	—
Adjusted EBITDA	$(2,209)	$(9,198)	$6,989	(76.0)%

(1)    During the six months ended June 30, 2026, non-cash addbacks was primarily comprised of non-cash rent expense. During the three months ended June 30, 2025, non-cash addbacks was primarily comprised of the write-off of the net assets of the Clinical Trials segment of $2,398.
(2)    Deferred consideration payments for practice acquisitions that are contingent upon the seller’s future employment at the Company.
(3)    Consulting fees were comprised of a subset of the Company’s total consulting fees primarily related to re-branding, and related to certain non-recurring advisory projects during the six months ended June 30, 2026 and 2025
(4)    Infrastructure and workforce costs were primarily comprised of recruiting expenses to build out corporate infrastructure of $476 and $150, severance expenses resulting from cost rationalization programs of $257 and $49, stop-loss contract timing of approximately $1 and $1,099, and legal costs related to infrastructure build out and settlements of $172 and $487, partially offset by EOM/CMS performance period non-recurring addback of $818 during the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources
General
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements for the three months ended June 30, 2026, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements.

The Company had cash and cash equivalents of $41,094 and an accumulated deficit of $283,700 at June 30, 2026, and a net loss of $12,281 and net cash provided by operations of $9,725 for the six months ended June 30, 2026.
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

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Net cash and cash equivalents provided by (used in) operating activities	$9,725	$(15,190)	$24,915	(164)%
Net cash and cash equivalents used in investing activities	(1,950)	(1,410)	(540)	38%
Net cash and cash equivalents used in financing activities	(246)	(2,777)	2,531	(91)%
Net increase (decrease) in cash and cash equivalents	$7,529	$(19,377)	$26,906	(139)%
Cash and cash equivalents at beginning of period	33,565	49,669	(16,104)	(32)%
Cash and cash equivalents at end of period	$41,094	$30,292	$10,802	36%
Operating Activities
Significant changes impacting net cash and cash equivalents provided by (used in) operating activities for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 were as follows:
•Cash used by inventory decreased $2,611 due to a decrease in quarterly drug buy-ins at period end for participation in rebate programs with our primary supplier; and
•Cash provided by accounts payable and accrued expenses increased by $10,713 primarily due to cash management initiatives with our primary vendors.
Investing Activities
Net cash used in investing activities increased $540 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to the increase in purchases of property and equipment of $414 as compared to same period in the prior year.
Financing Activities
Net cash used in financing activities decreased $2,531 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to principal payments on the convertible note of $20,000, offset by proceeds from the private placement offering of $15,359 and proceeds from option exercises of $2,340 during the six months ended June 30, 2025.
Material Cash Requirements
The Company's material cash requirements for the following five years consist of debt servicing requirements, operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of June 30, 2026.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2026	2027-2028	2029-2030	Thereafter	Total
Operating leases	4,445	14,186	7,625	1,987	28,243
Deferred acquisition and contingent consideration	125	—	—	—	125
Other[1]	289	29	—	—	318
Total material cash requirements	$4,859	$14,215	$7,625	$1,987	$28,686
(1)    Other is comprised of finance leases and D&O insurance premiums.

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
Variable Interest Entities
The Company consolidates entities for which it has a variable interest and is determined to be the primary beneficiary. The Company holds variable interests in the Starling PCs, comprised of Starling CA, Starling FL, Starling OR and Starling TX due to jurisdictional laws governing the corporate practice of medicine or other restrictions. The Starling PCs employ physicians and other clinicians in order to provide professional services to patients of our managed clinics, and under substantially similar MSAs, we serve as the exclusive manager and administrator of the Starling PCs’ non-medical functions and services. The Starling PCs are considered variable interest entities (“VIEs”) as they do not have sufficient equity to finance their activities without additional financial support from the Company. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power), and (2) the obligation to absorb the losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power to control all financial activities of the Starling PCs, the rights to receive substantially all benefits from the VIEs, and consequently consolidates the Starling PCs. Revenues, expenses, and income along with the balance sheet accounts from the Starling PCs are included in the consolidated amounts as presented on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.
Segment Reporting
The Company presents the condensed consolidated financial statements by segment in accordance with the relevant accounting literature to provide investors with transparency into how the chief operating decision maker, or “CODM” manages the business. The Company's CODM is our Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: specialty pharmacy, patient care, and clinical trials and other.
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
Consolidated revenue primarily consists of capitation revenue, fee-for-service (FFS) revenue, specialty pharmacy revenue, and clinical trials revenue. Revenue is recognized in the period in which services are rendered or the period in which the Starling PCs are obligated to provide services. The form of billing and related risk of collection for such services may vary by type of revenue and the payor. The following paragraphs provide a summary of the principal forms of billing arrangements and how revenue is recognized for each.
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
Interest Rate Risk
We held cash and cash equivalents of $41,094 as of June 30, 2026, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in our internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which we believe that, if determined adversely to us, either individually or taken together, are reasonably likely to have a material adverse effect on our business, operating results, cash flows or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement as such terms are defined under Item 408(a) of Regulation S-K, during the three months ended June 30, 2026.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.3	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.1	March 25, 2025
3.5	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.2	March 25, 2025
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
4.5	Form of pre-funded Warrant	8-K	001-39248	4.1	March 25, 2025
4.6	Form of Common Warrant	8-K	001-39248	4.2	March 25, 2025
4.7	Form of Deerfield Common Warrant	8-K	001-39248	4.3	March 25, 2025
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on August 6, 2026.

STARLING ONCOLOGY, INC.

By:	/s/ Robert Carter
Robert Carter
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)