Form 10-Q
period 2026-09-30
Starling Oncology, Inc.
filed 2026-11-06
CIK 1799191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of November 3, 2026, the registrant had 101,991,024 shares of common stock outstanding.

STARLING ONCOLOGY, INC.
Form 10-Q
For the Period Ended September 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STARLING ONCOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US Dollars in thousands, except share data)
	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,895	$33,565
Accounts receivable, net	60,677	58,998
Other receivables	126	322
Inventories	36,631	16,875
Prepaid expenses and other current assets	3,361	2,987
Total current assets	137,690	112,747
Property and equipment, net	10,594	10,684
Operating right of use assets	21,975	22,374
Intangible assets, net	8,869	11,015
Goodwill	7,230	7,230
Other assets	1,415	606
Total assets	$187,773	$164,656
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$82,094	$43,167
Current portion of operating lease liabilities	7,268	7,156
Accrued expenses and other current liabilities	29,338	20,639
Asset-based revolving credit facility	5,000	—
Total current liabilities	123,700	70,962
Operating lease liabilities	17,942	19,131
Warrant and conversion option derivative liabilities	10,941	12,855
Long-term debt, net of unamortized debt issuance costs	72,520	77,400
Other non-current liabilities	25	28
Total liabilities	225,128	180,376
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common Stock, $0.0001 par value, authorized 500,000,000 shares; 103,724,798 shares issued and 101,991,024 shares outstanding at September 30, 2026 and 100,596,918 shares issued and 98,863,144 shares outstanding at December 31, 2025	10	10
Series A Convertible Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; 193,507 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	263,102	256,708
Treasury Stock at cost, 1,733,774 shares at September 30, 2026 and December 31, 2025	(1,019)	(1,019)
Accumulated deficit	(299,448)	(271,419)
Total stockholders’ deficit	(37,355)	(15,720)
Total liabilities and stockholders’ deficit	$187,773	$164,656

Note: The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities (“VIEs”). The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $116,080 and $88,806 as of September 30, 2026 and December 31, 2025, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the Company totaling $102,663 and $55,410 as of September 30, 2026 and December 31, 2025, respectively. See Note 16 for further details.
See accompanying notes to the condensed consolidated financial statements.

STARLING ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Patient services	$60,013	$60,195	$177,927	$169,154
Specialty Pharmacy	109,304	75,895	295,453	187,761
Clinical trials & other	450	474	5,110	3,857
Total operating revenue	169,767	136,564	478,490	360,772
Operating expenses
Direct costs – patient services	56,239	54,572	166,393	152,802
Direct costs – specialty pharmacy	82,858	63,072	230,947	154,021
Direct costs – clinical trials & other	—	—	—	279
Selling, general and administrative expense	32,130	25,251	90,285	77,534
Depreciation and amortization	1,522	1,723	4,976	5,312
Total operating expenses	172,749	144,618	492,601	389,948
Loss from operations	(2,982)	(8,054)	(14,111)	(29,176)
Other non-operating expense (income)
Interest expense, net	1,815	1,920	5,608	6,479
Change in fair value of warrant and conversion option derivative liabilities	13	6,127	(1,914)	13,519
Loss on debt extinguishment	11,561	—	11,561	2,881
Other, net	(623)	403	(1,337)	1,174
Total other non-operating expense (income)	12,766	8,450	13,918	24,053
Loss before provision for income taxes	(15,748)	(16,504)	(28,029)	(53,229)
Income tax benefit	—	—	—	131
Net loss	$(15,748)	$(16,504)	$(28,029)	$(53,098)
Net loss attributable to common stockholders, basic and diluted	$(13,292)	$(13,770)	$(23,603)	$(43,878)
Net loss per share attributable to common stockholders:
Basic	$(0.13)	$(0.14)	$(0.23)	$(0.49)
Diluted	$(0.13)	$(0.14)	$(0.23)	$(0.49)
Weighted-average number of shares outstanding:
Basic	104,728,390	97,474,797	103,197,885	89,333,733
Diluted	104,728,390	97,474,797	103,197,885	89,333,733
See accompanying notes to the condensed consolidated financial statements.

STARLING ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(US Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	77,470,886	$8	165,045	$—	$(1,019)	$215,413	$(210,813)	$3,589
Net loss	—	—	—	—	—	—	(19,585)	(19,585)
Issuance of common stock upon vesting RSUs	1,023,867	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	160,537	—	—	—	—	137	—	137
Issuance of common stock upon private placement, net	12,006,510	1	—	—	—	15,358	—	15,359
Issuance of preferred stock upon exchange of debt for equity	—	—	37,233	—	—	4,111	—	4,111
Share-based compensation expense	—	—	—	—	—	1,458	—	1,458
Balance at March 31, 2025	90,661,800	$9	202,278	$—	$(1,019)	$236,477	$(230,398)	$5,069
Net loss	—	—	—	—	—	—	(17,009)	(17,009)
Issuance of common stock upon vesting RSUs	642,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	2,484,480	—	—	—	—	2,203	—	2,203
Issuance of common stock upon exercise of warrants	368,096	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	857,200	—	(8,572)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	752	—	752
Balance at June 30, 2025	95,013,596	$9	193,706	$—	$(1,019)	$239,432	$(247,407)	$(8,985)
Net loss	—	—	—	—	—	—	(16,504)	(16,504)
Issuance of common stock upon vesting RSUs	159,905	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	336,820	—	—	—	—	355	—	355
Issuance of common stock upon exercise of warrants	321,499	—	—	—	—	385	—	385
Conversion of preferred stock to common stock	19,900	—	(199)	—	—	—	—	—
Issuance of common stock upon at the market offering, net	3,392,103	1	—	—	—	11,299	—	11,300
Share issuances through employee stock purchase plan	59,688	—	—	—	—	151	—	151
Share-based compensation expense	—	—	—	—	—	1,024	—	1,024
Balance at September 30, 2025	99,303,511	$10	193,507	$—	$(1,019)	$252,646	$(263,911)	$(12,274)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2025	100,596,918	$10	193,507	$—	$(1,019)	$256,708	$(271,419)	$(15,720)
Net loss	—	—	—	—	—	—	(2,492)	(2,492)
Issuance of common stock upon vesting RSUs	1,000,918	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	25,330	—	—	—	—	21	—	21
Share issuances through employee stock purchase plan	84,392	—	—	—	—	220	—	220
Share-based compensation expense	—	—	—	—	—	1,686	—	1,686
Balance at March 31, 2026	101,707,558	$10	193,507	$—	$(1,019)	$258,635	$(273,911)	$(16,285)
Net loss	—	—	—	—	—	—	(9,789)	(9,789)
Issuance of common stock upon vesting RSUs	424,388	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	70,807	—	—	—	—	90	—	90
Share-based compensation expense	—	—	—	—	—	1,070	—	1,070
Balance at June 30, 2026	102,202,753	$10	193,507	$—	$(1,019)	$259,795	$(283,700)	$(24,914)
Net loss	—	—	—	—	—	—	(15,748)	(15,748)
Issuance of common stock upon vesting RSUs	44,006	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	64,281	—	—	—	—	91	—	91
Share issuances through employee stock purchase plan	55,309	—	—	—	—	240	—	240
Issuance of common stock upon exercise of warrants	1,358,449	—	—	—	—	1,628	—	1,628
Share-based compensation expense	—	—	—	—	—	1,348	—	1,348
Balance at September 30, 2026	103,724,798	$10	193,507	$—	$(1,019)	$263,102	$(299,448)	$(37,355)

See accompanying notes to the condensed consolidated financial statements.

STARLING ONCOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(28,029)	$(53,098)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	4,976	5,312
Amortization of debt issuance costs and debt discount	2,614	4,294
Write-off of assets from clinical trials segment	—	2,398
Share-based compensation	4,104	3,234
Change in fair value of liability classified warrants and conversion option derivative	(1,914)	13,519
Deferred taxes	—	(32)
Loss on debt extinguishment	11,561	2,881
Bad debt expense	200	—
Loss on disposal of property and equipment	147	—
Changes in operating assets and liabilities:
Accounts receivable	(1,879)	(12,949)
Other receivables	196	(291)
Inventories	(19,756)	(8,843)
Prepaid expenses and other current assets	(374)	1,803
Other assets	(60)	3
Accounts payable	39,252	11,929
Change in operating leases	(678)	(274)
Accrued expenses and other current liabilities	9,492	2,389
Other non-current liabilities	15	(95)
Net cash and cash equivalents provided by (used in) operating activities	19,867	(27,820)
Cash flows from investing activities:
Purchases of property and equipment	(3,212)	(2,140)
Proceeds from asset disposition	—	126
Net cash and cash equivalents used in investing activities	(3,212)	(2,014)
Cash flows from financing activities:
Proceeds from private placement, net of offering costs	—	15,359
Proceeds from at-the-market offering, net of offering costs	—	9,952
Proceeds from employee stock purchase plan	460	151
Advances from asset-based revolving facility	5,000	—
Proceeds from issuance of long-term debt	75,000	—
Transactions costs related to issuance of long-term debt	(2,597)	—
Transactions costs related to issuance of asset-based revolving facility	(778)	—
Payments made for financing of insurance payments	(794)	(691)
Principal payments on long-term debt	(85,889)	(20,000)
Exit fee and make-whole paid on debt extinguishment	(5,540)	—
Principal payments on financing leases	(17)	(28)
Common stock issued for warrants exercised	1,628	385
Common stock issued for options exercised	202	2,695
Net cash and cash equivalents provided by (used in) financing activities	(13,325)	7,823
Net increase (decrease) in cash and cash equivalents	3,330	(22,011)
Cash and cash equivalents at beginning of period	33,565	49,669
Cash and cash equivalents at end of period	$36,895	$27,658
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets in connection with operating lease modifications	$2,416	$1,372
Proceeds from at the market offering in other current assets	$—	$1,348
Principal exchange of convertible note for preferred stock	$—	$4,111
Purchases of property and equipment included in accounts payable	$325	$266

STARLING ONCOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (US Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$—	$—
Interest	$3,568	$3,036
See accompanying notes to the condensed consolidated financial statements.

STARLING ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025
(US Dollars in thousands, except share data and unless otherwise indicated)
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
On March 31, 2025, the Company entered into a Research Services Agreement ("RSA") with Helios CR, Inc. ("Helios"), effective May 5, 2025, pursuant to which Helios operates our Clinical Trials & other segment under a profit sharing arrangement with the Company. As part of the RSA, there is a Transition Services Agreement, pursuant to which certain administrative and professional services are provided by Helios for a certain period of time. Additionally, the Company pays a management fee to Helios on a periodic basis for certain shared services. The Company recognized a $2,398 loss due to the write-off of the segment's net assets for the year ended December 31, 2025.
The Company has 121 oncologists and mid-level professionals across 67 clinics located within five states: California, Florida, Arizona, Oregon and Nevada. Starling Oncology CA, a Professional Corporation ("Starling CA"), one of the Starling professional corporations (each a "Starling PC"), is comprised of the clinics located in California, Nevada, and Arizona. The Company has contractual relationships with multiple payors, serving Medicare, including Medicare Advantage, Medi-Cal, and commercial patients.
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements. However, the Company believes that the disclosures are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (of normal and recurring nature) considered necessary for fair presentation have been reflected in these interim statements. As such, the information included in the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes as of and for the year ended December 31, 2025, in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2026. The financial results included in this Form 10-Q are not necessarily indicative of annual year-end financial results.
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
The Company holds, as a result of entering into master services agreements ("MSAs"), variable interests in Starling PCs, which it cannot legally own. As of September 30, 2026, Starling held variable interests in Starling CA, Starling Oncology FL, LLC, a Professional Corporation ("Starling FL"), Starling Oncology OR, a Professional Corporation ("Starling OR"), and Starling Oncology TX, a Professional Corporation ("Starling TX"), all of which are VIEs. The Company is the primary beneficiary of the Starling PCs and thus, consolidates the Starling PCs in its financial statements. As discussed in Note 16, the noncontrolling shareholders hold nominal interests in the VIEs and do not participate in the income or loss of the VIEs.
Liquidity
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements as of September 30, 2026, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $36,895 and an accumulated deficit of $299,448 at September 30, 2026, and a net loss of $28,029 and net cash provided by operations of $19,867 for the nine months ended September 30, 2026.
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
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company's Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Under the two-class method, basic and diluted net loss per share attributable to common stockholders is computed by dividing the basic and diluted net loss attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options, restricted stock units ("RSUs"), Medical RSUs (defined in Note 14), public warrants, private placement warrants, common warrants, pre-funded warrants, warrants issued related to the Senior Secured Convertible Notes, and Senior Secured Convertible Notes (defined in Note 11).

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
The Company's fair value measurement for cash and cash equivalents, accounts receivable, other receivables, and accounts payable approximates fair value because of the short maturity and high liquidity of these instruments. Fair value measurement of investment securities available for sale is based upon quoted prices from active markets, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation methodologies. Level 2 investment securities include money market securities purchased in the secondary market that use pricing inputs other than quoted prices in active markets and fair value is determined using pricing models or other valuation methodologies such as broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. Contingent considerations are valued using a present value factor using credit rating yields which are considered to be a Level 3 fair value measurement. Fair value measurements used for the goodwill and intangible assets are based on the discounted cash flow method within the income approach and guideline public company method to value the reporting units, which is considered to be a Level 3 fair value measurement. The unobservable inputs utilized in determining the fair value of goodwill based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant. Inputs used to calculate the fair value based on the market approach include the revenue and EBITDA multiples based on guidelines for similar publicly traded companies and recent transactions. Fair value measurements of derivative warrants liability are based on the Black-Scholes Model, which is considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the derivative warrants is the expected volatility of the common stock. Fair value measurements of the convertible note warrant and conversion option derivative liabilities are based on the Black-Derman-Toy model implemented in the Binomial Lattice and Black-Scholes Models, which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the convertible note warrant and conversion option derivative liabilities is the expected volatility of the common stock. The senior secured convertible note, which is carried at amortized cost, is considered to be a Level 2 fair value measurement due to observable inputs, such as the term matched risk-free rate and the credit spread, which is used to calculate the discount rate as of the valuation date. The senior secured term note, which is carried at amortized cost, is considered to be a Level 2 fair value measurement due to observable inputs, such as the SOFR and the applicable margin.
Cash and Cash Equivalents
Cash primarily consists of deposits with banking institutions. The Company considers all highly liquid investments that are both readily convertible into cash and mature within three months from the date of purchase to be cash equivalents.
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded and stated at the amount expected to be collected determined by each payor, net of an allowance for credit losses, under ASC Topic No. 310, Receivables (“ASC 310”). In accordance with ASC

Topic No. 326, Financial Instruments — Credit Losses (“ASC 326”), the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company segregates accounts receivables into portfolio segments based on shared risk characteristics, such as line of business and payor type, for evaluation of expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, default-based statistics, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is developed using a loss rate method and is recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivable are written off on a quarterly basis in the period when collection activities cease due to a final determination that all or a portion of the balance is no longer collectible and if there is no pending litigation activity related to the receivable. There was no allowance for credit losses recorded as of September 30, 2026 and December 31, 2025.
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
The Company performed a qualitative assessment as of September 30, 2026 and determined it was not necessary to perform a quantitative goodwill impairment test. The Company determined there was no impairment for the three and nine months ended September 30, 2026.
Debt
The Company accounts for its Senior Secured Convertible Note and Senior Secured Term Loan, net of debt issuance costs and debt discount. These debt issuance costs and related debt discount are capitalized, netted against the related debt for presentation purposes, and amortized to interest expense over the terms of the related debt using the effective interest method.
Costs incurred to enter into the Company’s asset-backed revolving credit facility are paid in exchange for access to capital, regardless of whether any amounts are drawn. Accordingly, these costs are recorded as an asset within other assets on the condensed consolidated balance sheets, rather than as a deduction from the carrying amount of debt. The costs are amortized on a straight-line basis to interest expense over the contractual term of the facility.
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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 requires footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-production activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will adopt ASU 2024-03 for its annual period beginning January 1, 2027 and interim periods beginning January 1, 2028. The Company is currently evaluating the disclosure requirements and their effect on the condensed consolidated financial statements.

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
Revenue Concentration Risk
The concentration of net revenue on a percentage basis for major payors for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Percentage of Patient Services Net Revenue:
Payor A	13%	13%	12%	14%
Payor B	11%	N/A	11%	N/A
The concentration of gross receivables on a percentage basis for major payors at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Percentage of Gross Receivables of Patient Services Revenue:
Payor B	13%	10%
All of the Company’s revenue is generated from customers located in the United States.
Vendor Concentration Risk
The concentration of cost of sales (drug procurement) on a percentage basis for major vendors for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Percentage of Direct Costs:
Vendor A	94%	99%	93%	99%

The concentration of gross payables on a percentage basis for major vendors at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Percentage of Gross Payables:
Vendor A	86%	77%

Note 4. Accounts Receivable
The Company’s accounts receivable consists primarily of amounts due from third-party payors and patients. See Note 2 for a summary of the Company’s policies relating to accounts receivable and allowance for credit losses.
Accounts Receivable as of September 30, 2026 and December 31, 2025 consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Oral drug accounts receivable (Specialty Pharmacy)	$14,886	$7,457
Capitated accounts receivable (Patient Services)	1,699	3,213
FFS accounts receivable, net (Patient Services)	26,237	35,376
Other trade receivables	17,855	12,952
Total	$60,677	$58,998
There was no allowance for credit losses as of September 30, 2026 and December 31, 2025.
As of January 1, 2025, the accounts receivable balance amounted to $48,335.
During the three and nine months ended September 30, 2026 and 2025, the Company had no net bad debt recoveries and bad debt expense. Credit losses are a result of accounts receivable on completed contracts that were deemed uncollectible during the period.
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
Disaggregation of Revenue
The Company categorizes revenue based on various factors such as the nature of contracts, payors, order to billing arrangements, and cash flows received by the Company, as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Patient services
Capitated revenue	$28,714	$20,574	$83,619	$56,912
FFS revenue	31,299	39,621	94,308	112,242
Subtotal	60,013	60,195	177,927	169,154
Specialty pharmacy revenue	109,304	75,895	295,453	187,761
Clinical research trials and other revenue	450	474	5,110	3,857
Total	$169,767	$136,564	$478,490	$360,772
Refer to Note 19 for Segment Reporting for disaggregation of revenue by reporting segment.
Contract Asset and Liabilities
Under ASC 606, contract assets represent rights to payment for performance contingent on something other than the passage of time and accounts receivable are rights to payment for performance without contingencies. The Company does not have any contract assets as of September 30, 2026, January 1, 2025, and December 31, 2025. Refer to Note 4 for accounts receivable as of September 30, 2026 and December 31, 2025.
Contract liabilities represent cash that has been received for contracts, but for which performance is still unsatisfied. As of January 1, 2025, December 31, 2025, and September 30, 2026, the contract liabilities amounted to $0. During the three month periods ended September 30, 2026 and 2025, the Company recognized no revenue related to deferred capitation revenue received (contract liability) as of the beginning of each respective period.

Remaining Unsatisfied Performance Obligations
The accounting terms for the Company’s patient services and specialty pharmacy contracts do not extend past a year in duration. Additionally, the Company applies the ‘as invoiced’ practical expedient to its clinical research contracts.
Note 6. Inventories
The Company purchases intravenous chemotherapy drugs and oral prescription drugs from various suppliers, however substantially from one supplier.
The Company’s inventories as of September 30, 2026 and December 31, 2025 were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Oral drug inventory	$15,972	$8,796
IV drug inventory	20,659	8,079
Total	$36,631	$16,875
Note 7. Marketable Securities and Fair Value Measurements
Marketable Securities
The Company accounted for its investment securities as available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in Other, net non-operating income (expense) on the Company's Condensed Consolidated Statements of Operations. The Company’s investments in cash equivalents at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money Market Fund	$33,380	$—	$—	$33,380

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money Market Fund	$27,230	$—	$—	$27,230

The contractual maturities of the Company's investments in cash equivalents as of September 30, 2026 and December 31, 2025 were as follows:

September 30, 2026 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
Money Market Fund	$33,380	$—	$—	$33,380

December 31, 2025 (in thousands)	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years	Total
Cash equivalents:
Money Market Fund	$27,230	$—	$—	$27,230

Accrued interest receivable on cash equivalents was $58 and $53 at September 30, 2026 and December 31, 2025, respectively, and is included within other receivables in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
The following table presents the carrying amounts of the Company’s recurring and non-recurring fair value measurements at September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$33,380	$—	$33,380	—
Financial liabilities:
Derivative warrant liabilities	$107	$—	$107	$—
Liability classified warrants	10,834	—	—	10,834

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$27,230	$—	$27,230	$—
Financial liabilities:
Derivative warrant liabilities	$264	$—	$264	$—
Conversion option derivative liabilities	12,591	—	—	12,591
There were no transfers between levels for the nine months ended September 30, 2026 and twelve months ended December 31, 2025.
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
The Company measures its private derivative warrants on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy because the valuation is based on the observable input of a similar instrument. The Company measures its warrants related to the convertible note redemption, optional redemption derivative liability and conversion option derivative liability on a recurring basis and classifies those instruments within Level 3 of the fair value hierarchy because unobservable inputs are used to measure fair value. See Note 2 for a summary of the Company’s policies relating to fair value measurements, and Note 11 for more detail on the convertible note warrant, optional redemption, and conversion option derivative liabilities.

The following table presents information about the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis at September 30, 2026:

(in thousands)	Warrant and Conversion Option Derivative Liability
Balance at December 31, 2024	$385
Decrease in fair value included in other expense	12,206
Balance at December 31, 2025	$12,591
Extinguishment of optional redemption derivative liability	(10,837)
Issuance of warrant liability	10,837
Change in fair value included in other expense	(1,757)
Balance at September 30, 2026	$10,834
As of September 30, 2026 and December 31, 2025, the warrants from the convertible note redemption and conversion option derivative were valued using a Black-Scholes, which is considered to be a Level 3 fair value measurement. A summary of the level 3 fair value measurements inputs used in the valuations is as follows:

September 30, 2026
Warrant Liability
Unit price	$6.32
Exercise Price	$8.57
Term (in years)	0.86
Volatility	72.00%
Risk-free rate	4.43%
Dividend yield	—
Cost of equity	—

December 31, 2025
Conversion Option Derivative Liability
Unit price	$3.56
Term (in years)	1.61
Volatility	114.00%
Risk-free rate	3.45%
Dividend yield	—
Cost of equity	—
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
The inputs to estimate the fair value of the Company’s conversion option, liability classified warrants, and optional redemption derivative liabilities were the market price of the Company’s common stock, their remaining expected term, the volatility of the Company’s common stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.
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
Note 8. Property and Equipment, Net
Property and equipment, net, consist of the following:

(in thousands)	Useful lives	September 30, 2026	December 31, 2025
Computers and software	36 months	$5,769	$5,106
Office furniture	84 months	813	812
Leasehold improvements	Shorter of lease term or estimated useful life	13,284	12,849
Medical equipment	60 months	2,520	1,497
Construction in progress		1,158	1,137
Finance lease ROU assets	Shorter of lease term or estimated useful life	173	209
Less: accumulated depreciation		(13,123)	(10,926)
Total property and equipment, net		$10,594	$10,684
Depreciation expense for the three months ended September 30, 2026 and 2025 was $807 and $1,006, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $2,830 and $3,048, respectively.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025 consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Compensation, including bonuses, fringe benefits, and payroll taxes	$9,241	$7,093
Accrued insurance reserve	568	2,282
Directors and officers insurance premiums	—	794
Deferred acquisition and contingent consideration	125	125
Accrued interest	—	878
Repayments on advances	—	1,630
Accrued capitated leakage	9,645	1,681
Accrued sub-capitation	3,191	1,851
Other liabilities	6,568	4,305
Total accrued expenses and other current liabilities	$29,338	$20,639
The Company has agreed to indemnify members of the Board and certain officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company entered into a $964 financing arrangement beginning November 2025 with a maturity date of September 2026 at 7.49% annual interest rate to pay 11 monthly principal payments of approximately $80 to $90 in premiums for directors’ and officers’ (“D&O”) insurance coverage through November 2026 to protect against such losses. The principal outstanding balance was $0 and $794 as of September 30, 2026 and December 31, 2025, respectively.
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
Lease Expense
The components of lease expense were as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease costs:	$2,077	$2,006	$6,140	$6,459
Finance lease costs:
Amortization of ROU asset	$8	$9	$25	$28
Interest expense	$1	$1	$3	$4
Other lease costs:
Short-term lease costs	$8	$3	$10	$9
Variable lease costs	$581	$470	$1,738	$1,485
Operating and other lease costs are presented as part of selling, general, and administrative expenses. The components of finance lease costs appear in depreciation and amortization and interest expense.
Maturity of Lease Liabilities
The aggregate future lease payments for the Company's leases in years subsequent to September 30, 2026 are as follows:

(in thousands)	Operating Leases	Finance Leases
2026 (remaining three months)	$2,298	$10
2027	8,423	30
2028	6,716	1
2029	5,285	1
2030	3,398	1
Thereafter	2,933	—
Total future lease payment	$29,053	$43
Less: amount representing interest	(3,843)	(2)
Present value of future lease payment (lease liabilities)	$25,210	$41
Reported as:
Lease liabilities, current	$7,268	$38
Lease liabilities, noncurrent	17,942	3
Total lease liabilities	$25,210	$41
Lease Term and Discount Rate
The following table provides the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Weighted-average remaining lease term (in years)
Operating	3.94	4.19
Finance	1.28	1.96
Weighted-average discount rate
Operating	6.97%	6.73%
Finance	6.76%	6.71%

Supplemental Cash Flow Information
The following table provides certain cash flow and supplemental noncash information related to the Company's lease liabilities for the nine months ended September 30, 2026 and 2025.

(in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payment for operating leases	$6,716	$6,652
Financing cash payments for finance leases	29	32
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,985	$846
Lease Modifications
During the nine months ended September 30, 2026, the Company extended its lease terms for five clinics in Florida and five clinic in California. These extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, for the nine months ended September 30, 2026, the Company recognized the difference of $2,416 as an increase to the operating lease liability and to the operating lease right-of-use asset.
During the nine months ended September 30, 2025, the Company extended its lease terms for two clinics in California and one clinic in Arizona. These extensions constitute lease modifications that qualify as a change of accounting for the original leases and not separate contracts. Accordingly, in the nine months ended September 30, 2025, the Company recognized the difference of $1,372 as an increase to the operating lease liability and to the operating lease right-of-use asset, and $17 as a net increase to rent expense

Note 11. Debt
Asset-Based Revolving Facility
On August 20, 2026, Starling Oncology Management, Limited Liability Company, a wholly owned subsidiary of Starling Oncology, Inc. (“SOM, LLC”), entered into a Credit Agreement (the “Revolving Loan Agreement”) among SOM, LLC, such other persons joined thereto as a borrower from time to time, and Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender. The Revolving Loan Agreement provides access to a revolving line of credit facility in the aggregate principal amount of up to $25 million (the “Revolving Loan Commitment”). The facility is intended to provide additional financial flexibility, if needed, and may be drawn upon from time to time. The Company is not required to borrow the full amount available under the facility. Obligations under the Revolving Loan Agreement are secured by a first-priority security interest in substantially all of SOM, LLC’s now owned or thereafter arising collateral. The facility matures on August 20, 2029 (the “Maturity Date”).

Availability of loans will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivables. In addition, SOM, LLC is required to cause Starling Oncology CA, APC, a California professional corporation, The Oncology Institute FL, LLC, a Florida limited liability company, and Starling Oncology OR, a Professional Corporation, an Oregon professional corporation (collectively, the “PCs,”) and any other Supported PC (as defined in the Revolving Loan Agreement) to enter into certain lockbox arrangements with respect to SOM, LLC’s receivables, as more fully described in the Revolving Loan Agreement.

SOM, LLC may borrow, repay and reborrow the principal under the Revolving Loan Agreement throughout the term of the facility, subject to the terms, provisions and limitations set forth in the Revolving Loan Agreement. Loans under the Revolving Loan Agreement bear interest at a rate per annum equal to Term SOFR plus 3.95%. “Term SOFR” means the greater of (1) the forward-looking term rate based on the secured overnight financing rate for a three-month tenor and (2) 2.00% per annum, with the rate reset daily. Interest on the revolving loans is payable monthly in arrears on the first day of each month. If an event of default has occurred and is continuing, the interest rate applicable to each loan under the Revolving Loan Agreement shall be the interest rate otherwise applicable, plus 5.00%.

In connection with the Revolving Loan Agreement, the Company is required to pay customary fees, including (1) a collateral monitoring fee of 0.0833% per month on the average borrowing base under the Revolving Loan Agreement; (2) an unused line fee equal to 0.04166% per month of the average unused portion of the revolving credit facility; (3) a minimum use fee (in the event the outstanding balance of the revolving loans is less than $5 million (the “Minimum Balance”)) at a rate per annum equal to the interest rate times the Minimum Balance until such time as the outstanding balance exceeds the Minimum Balance; and (4) a termination fee of 3.00% of the Revolving Loan Commitment if termination occurs on or prior to the first anniversary of the Closing Date, 2.00% of the Revolving Loan Commitment if termination occurs after one year, but prior to the second anniversary of the date of the Closing Date and 1.00% of the Revolving Loan Commitment if termination occurs after the second anniversary, but prior to the Maturity Date.

The Revolving Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including (a) limitations on the ability to effect mergers and consolidations; (b) limitations on liens; (c) limitations on the ability to enter into transactions with affiliates; (d) limitations on guarantees; (e) limitations on investments; (f) limitations on loans to other persons; (g) limitations on payments of subordinated debt; (h) limitations on distributions; (i) limitations on the ability to engage in unrelated lines of business; (j) limitations on the incurrence of additional indebtedness; and (k) a covenant requiring SOM, LLC’s Maximum Loan Turn Days (as defined in the Revolving Loan Agreement) to be no more than thirty five (35) days on a rolling three-month basis on the last business day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2026 and continuing each fiscal quarter thereafter.

There was $5,000 outstanding on the asset-based revolving facility as of September 30, 2026. As of that date, the Company had $5,016 of availability under the facility, after giving effect to the borrowing base.

Senior Secured Term Loan
On July 1, 2026, the Company entered into a Credit Agreement (the “Term Loan Agreement”), by and among the Company, the lenders from time to time party thereto, and Orbimed Opportunities (CA) V LLC, as the initial lender and administrative agent. The Term Loan Agreement provides for a term loan facility in an aggregate principal amount of $75 million, which was drawn in full on the date of entry into the Term Loan Agreement (the “Term Closing Date”). Loans under the Term Loan Agreement bear interest at a monthly rate equal to the higher of (i) the forward-looking one-month term rate based on the secured overnight financing rate on the day that is two business days prior to the first day of any month and (ii) 3.00% plus, in either case, 5.75%. The interest rate at September 30, 2026 was 9.66%.
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
Beginning with the first fiscal quarter ending after the 36-month anniversary of the Term Closing Date, the loans under the Term Loan Agreement will amortize in quarterly installments equal to 7.5% of the outstanding principal amount as of such date, together with a repayment premium and exit fee. The Company may elect to prepay loans under the Term Loan Agreement, in whole or in part, subject to a repayment premium and an exit fee. Additionally, loans under the Term Loan Agreement are subject to certain mandatory prepayment events, including by amounts equal to certain proceeds received by the Company from insurance recoveries related to casualty events and dispositions.
On the Term Closing Date, the Company used the proceeds from the loans under the Term Loan Agreement, together with cash on hand, to repay in full the Company’s 4.00% Senior Secured Convertible Notes due 2027 (as defined below), of which, as of July 1, 2026, there was approximately $86 million aggregate principal amount outstanding.

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
The Senior Secured Convertible Notes were scheduled to mature on August 9, 2027 (the “Maturity Date”) and bore interest at the rate of 4.00% per annum from August 9, 2022, on the outstanding principal amount, any overdue interest and any other amounts and obligations. Starting on October 1, 2022, the interest was to be paid in cash quarterly in arrears. In the case of prepayment, repayment or redemption of the Senior Secured Convertible Notes, the Company was obligated to pay any accrued and unpaid interest on the principal, along with a make whole amount and an exit fee.
The Facility Agreement required the Company to meet certain operational and reporting requirements, including, but not limited to, customary regulatory, financial reporting, and disclosure requirements. Additionally, limitations were placed on the Company's ability to merge with other companies and enter into other debt arrangements and permitted investments are limited to amounts specified in the Facility Agreement. The Facility Agreement also provides certain restrictions on dividend payments and equity transactions and required the Company to make prepayments under specified circumstances. Financial covenants in the Facility Agreement required the Company to maintain minimum net quarterly revenues of $100,000 during fiscal year 2026 and thereafter. Additionally, the Company entered into a registration rights agreement with the parties to the Facility Agreement that requires the Company for the resales by the Lenders of shares of common stock issued or issuable upon conversion or exercise of the Senior Secured Convertible Notes or the warrants issuable under the Facility Agreement and provides for certain penalties for failure to maintain the effectiveness of the registration statement.
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

On July 1, 2026, the Company repaid approximately $86 million aggregate principal amount of the Senior Secured Convertible Notes, which represented the entire aggregate amount outstanding. As a part of the repayment of the Senior Secured Convertible Notes, the Company issued warrant agreements to purchase shares of common stock of the Company to Deerfield Partners, L.P. and its affiliates, with an expiration date of August 9, 2027 and an initial exercise price of $8.567 per share. The total number of shares of common stock underlying the Warrants is 10,025,535 shares. No additional consideration was paid to the Company by the warrant holders for the issuance of the Warrants. See "Convertible Note Warrants" section below.

Loss on Extinguishment of Debt
As noted above, the Company used proceeds from the $75.0 million Senior Secured Term Loan, together with additional cash, to repay the Senior Secured Convertible Notes held by Deerfield, and issued Convertible Note Warrants to Deerfield. The transaction was accounted for as a debt extinguishment, and the Company recognized a loss on extinguishment of

$11.6 million, calculated as the difference between the total consideration transferred of $103.1 million and the net carrying amount of the extinguished debt of $91.6 million. Total consideration consisted of the Senior Secured Term Loan proceeds of $75.0 million, an exit fee of $1.7 million, a make-whole amount of $3.9 million, incremental cash of $11.8 million directly related to Deerfield, and the $10.8 million fair value of the Convertible Note Warrants issued. The net carrying amount comprised the remaining principal of $85.9 million, accrued interest of $0.9 million, and the $10.8 million fair value of the bifurcated optional redemption feature, less unamortized debt issuance costs of $0.8 million and unamortized debt discount of $5.2 million. The loss is included as part of other non-operating expenses in the Condensed Consolidated Statements of Operations.
Conversion Options
The Senior Secured Convertible Notes contained several embedded conversion options (the “Conversion Options”) that granted the holders of the Senior Secured Convertible Notes the ability to convert the Senior Secured Convertible Notes at any time on or after the date of issuance of the notes. The Conversion Options were convertible into shares of the Company’s common stock (such converted shares, “Conversion Shares”) and, in certain circumstances, a combination of cash and shares of the Company’s common stock, or a combination of cash, other assets and securities or other property of any Company successor entity. The Conversion Shares or settlement amounts were computed on the basis of a predefined formula, with a set conversion price of $8.567 as one of the inputs and a conversion cap of 14,663,019 shares. The if-converted value did not exceed the principal amount during the period in which the Senior Secured Convertible Notes were outstanding, therefore no Conversion Shares were issued.
The Company evaluated the Conversion Options of the Senior Secured Convertible Notes under ASC 815 and concluded that they required bifurcation from the host contract as a separate unit of account. The Conversion Options did not meet the criteria to be classified in shareholders’ equity and hence, were accounted for as a derivative liability remeasured at fair value at each balance sheet date with changes in fair value reported in earnings.
The Conversion Options contained certain limits on exercise if, after giving effect to the exercise, the Lender would beneficially own a number of shares of common stock of the Company in excess of those permissible under the terms of the Senior Secured Convertible Notes. The number of shares to be issuable against these notes and conversion price were each subject to adjustments provided under the terms of Senior Secured Convertible Note.
The holders were entitled to receive dividends and distributions of any kind made to the holders of common stock, other than dividends of, or distributions in, shares, to the same extent as if the holders had converted the Senior Secured Convertible Notes into such shares and had held such shares on the record date for such dividends and distributions without regard to any limitations on conversion.
Optional Redemption
The Facility Agreement also provided the Company the right to redeem the outstanding principal amount of each note (“Optional Redemption”) for the Optional Redemption Price. The Company could not effect any such Optional Redemption unless the Company also effected an optional redemption under all other notes in accordance with the terms thereof, on a pro rata basis, based upon the respective applicable original principal amount of each of the notes outstanding as of the date the notice for Optional Redemption was delivered to the holders.

The Company evaluated the Optional Redemption feature of the Senior Secured Convertible Notes under ASC 815 and concluded that it required bifurcation from the host contract as a separate unit of account. The Optional Redemption feature did not meet the criteria to be classified in shareholders’ equity and hence, was accounted for as a derivative liability remeasured at fair value at each balance sheet date with changes in fair value reported in earnings.

If the principal redemption amount specified in an Optional Redemption notice was less than the entire principal amount then outstanding, the principal amount specified in each conversion notice was to be applied (i) first, to reduce, on a dollar-for-dollar basis, the principal amount of the note in excess of the principal redemption amount until such excess principal amount was reduced to zero and (ii) to reduce, on a dollar-for-dollar basis, the principal redemption amount until all of such principal redemption amount was converted.

Convertible Note Warrants
The Facility Agreement also provided for the issuance of warrants (the “Convertible Note Warrants”) on each date any principal amount of any Senior Secured Convertible Note was paid, repaid, redeemed, or prepaid at any time prior to the Maturity Date. Convertible Note Warrants are exercisable from their original issue date to August 9, 2027, for purchase of an aggregate amount of Conversion Shares into which such principal amount of Senior Secured Convertible Note was convertible, immediately prior to such payment, at an exercise price of $8.567. The holder of Convertible Note Warrants may pay the exercise price in cash or exercise the warrant on a cashless basis or through a reduction of an amount of principal outstanding under any Senior Secured Convertible Note held by such holder. In the event that the Convertible Note Warrant has not been exercised in full as of the last business day during its term, the holder shall be deemed to have exercised the purchase rights represented by the Convertible Note Warrant in full as a cashless exercise, in which event the Company shall issue the number of shares to the holder computed on the basis of a predefined formula.
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
As of September 30, 2026 and December 31, 2025, there were 10,025,535 and 0 Convertible Note Warrants outstanding, respectively.
Allocation of Proceeds
The Company allocated the initial total issuance proceeds of $110,000 among the Senior Secured Convertible Note and Convertible Note Warrants based on fair value. Upon initial issuance of the Convertible Note Warrants, the Company recorded Convertible Note Warrants, Optional Redemption, and Conversion Options of $0, $0 and $28,160, respectively, which were recorded as a debt discount to the Senior Secured Convertible Note of $110,000. The Company amortized the debt discount over a period of 5 years.
The total issuance costs of $4,924 were allocated among the Senior Secured Convertible Note, Convertible Note Warrants, Optional Redemption, and Conversion Options, by allocating costs of $0, $0, and $1,261 to the Convertible Note Warrants, Optional Redemption, and Conversion Options with the residual cost of $3,663 being allocated to the Senior Secured Convertible Note (in addition to the debt discount). The Company expensed issuance costs allocated to Warrants, Optional Redemption, and Conversion Options at inception and amortized the costs allocated to the Senior Secured Convertible Notes over a period of 5 years.
Amounts Outstanding and Recognized during the Periods Presented
The Senior Secured Term Loan and Senior Secured Convertible Notes as of September 30, 2026 and December 31, 2025 consists of the following:

(in thousands)	September 30, 2026	December 31, 2025
Senior Secured Term Loan, due July 1, 2031	$75,000	$—
Senior Secured Convertible Note, due August 9, 2027	—	85,889
Less: Unamortized debt issuance costs	2,480	1,123
Less: Unamortized debt discount	—	7,366
Long-term debt, net of unamortized debt discount and issuance costs	$72,520	$77,400
As of September 30, 2026, the estimated fair value (Level 2) of the Senior Secured Term Note was $74,377.

As of December 31, 2025, the estimated fair value (Level 2) of the Senior Secured Convertible Notes was $76,290.
The amortization of the debt issuance costs was charged to interest expense for all periods presented. For the three months ended September 30, 2026 and 2025, the effective yield was 10.37% (Senior Secured Term Loan) and 10.64% (Senior Secured Convertible Note), respectively. The amount of debt issuance costs and debt discount included in interest expense for the three and nine months ended September 30, 2026 was $146 and $2,614, respectively. The amount of debt issuance costs and debt discount included in interest expense for the three and nine months ended September 30, 2025 was $1,172 and $7,175, respectively.
The Company had interest expense of $1,841 and $3,568 on the Senior Secured Term Loan and the Senior Secured Convertible Note for the three and nine months ended September 30, 2026. The Company had interest expense of $878 and $2,756 on the Senior Secured Convertible Note for the three and nine months ended September 30, 2025. There was $0 and $878 of accrued interest as of September 30, 2026 and 2025, respectively. There was $878 accrued interest as of December 31, 2025.
On August 9, 2022, the Company also entered into the Guarantee and Security Agreement (“Guarantee Agreement”) with the Agent for the purpose of providing a guarantee of all the obligations under the Facility Agreement, which terminated upon repayment of the Senior Secured Convertible Notes on July 1, 2026.

Additionally, the Lenders' Agent for the Senior Secured Convertible Note holds shares of common and preferred stock of the Company as of September 30, 2026, and December 31, 2025.

Debt Maturities
The following table summarizes the stated debt maturity related to the Senior Secured Term Note as of September 30, 2026:

(in thousands)
2026 (remaining three months)	$—
2027	—
2028	—
2029	11,250
2030	22,500
Thereafter	41,250
Total debt	$75,000
Note 12. Income Taxes
The Company recorded income tax expense of $0 for the three months ended September 30, 2026 and 2025, respectively. The Company recorded income tax of $0 for the nine months ended September 30, 2026 and income tax benefit of $131 for the nine months ended September 30, 2025. The Company's effective tax rate was 0% for the three and nine months ended September 30, 2026 and 2025.
The Company's effective tax rate for the three and nine months ended September 30, 2026 was different than the U.S. federal statutory tax rate of 21.00%, primarily due to the change in the valuation allowance, partially offset by non-deductible expenses.
Note 13. Stockholders' Equity (Deficit)
Common Stock
As of September 30, 2026, there were 103,724,798 shares issued and 101,991,024 shares outstanding of common stock. As of December 31, 2025, there were 100,596,918 shares issued and 98,863,144 shares outstanding of common stock.
Voting
The holders of the Company’s common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there is no cumulative voting.

Dividends
Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of September 30, 2026 and December 31, 2025.
Preferred Stock
Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 10,000,000 shares of Series A Common Equivalent Preferred Stock (“Series A preferred stock”) with a par value and liquidation preference of $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish, from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences, and privileges of the shares. As of September 30, 2026 and December 31, 2025, there were 193,507 shares of preferred stock outstanding.
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
Dividends
The holders of preferred stock are entitled to receive dividends on an as-converted basis whenever funds are legally available and when declared by the board of directors. No dividends have been declared as of September 30, 2026.
Assumed Public Warrants and Private Placement Warrants from the Business Combination
As a result of the business combination completed on November 12, 2021 (the "Business Combination"), holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable on December 12, 2021, 30 days after the completion of the Business Combination, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As of September 30, 2026, there are 5,749,986 public warrants outstanding and 2,187,283 private placement warrants outstanding from the Business Combination.
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
Private Placement Offering and Exchange Agreement
On March 24, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors for a private placement that resulted in gross proceeds of approximately $16,500 before deducting placement agent fees and offering expenses (the “PIPE”). Pursuant to the terms of the Securities Purchase Agreement, the

Company issued to purchasers in the PIPE units consisting of two shares of common stock (or pre-funded warrants in lieu thereof) and common warrants to purchase one share of common stock (or pre-funded warrants) of the Company at a price of $2.2084 per unit (or $2.2082 in the case of units consisting of prefunded warrants). As a result of the PIPE the Company issued an aggregate of: (i) 12,006,510 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) pre-funded warrants (the “pre-funded Warrants”) to purchase up to an aggregate of 2,886,614 shares of common stock and (iii) accompanying common warrants (the “Common Warrants,”) to purchase up to an aggregate of 7,446,562 shares of common stock. In connection with the PIPE, certain lenders under the Company’s Facility Agreement exercised their Participation Rights and entered into an exchange agreement pursuant to which such lenders agreed to exchange approximately $4,100 aggregate principal amount of the Company’s senior secured convertible notes for 37,232.83 shares of common-equivalent preferred stock (convertible into 3,723,283 shares of common stock) and Common Warrants to purchase 1,861,642 shares of common stock (the "Exchange Warrants"). The exercise price and terms of the Exchange Warrants mirror the terms of the Common Warrants offered to investors in the PIPE.
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

As of September 30, 2026, all of the Exchange Warrants and pre-funded Warrants issued were still outstanding. As of September 30, 2026, there were 6,858,469 Common Warrants outstanding.

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
As of September 30, 2026, the total number of shares of common stock remaining available for future awards (e.g., non-qualified stock options, incentive stock options, restricted stock units, restricted stock awards) under the 2021 Plan is 9,723,809. There were no Stock Options granted for the nine months ended September 30, 2026 and 2025.
Stock option activity during the nine months ended September 30, 2026 and 2025 is as follows:

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2026	4,022,196	$2.23
Granted	—	—
Exercised	(160,418)	1.26
Forfeited	—	—
Expired	(67,084)	1.02
Balance at September 30, 2026	3,794,694	$2.29	5.27	$15,871
Vested Options Exercisable at September 30, 2026	3,192,102	$2.36	4.93	$13,198

Stock options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2025	7,488,859	$1.67
Granted	—	—
Exercised	(2,981,837)	0.90
Forfeited	(315,965)	1.84
Expired	(77,469)	2.58
Balance at September 30, 2025	4,113,588	$2.20	6.14	$3,351
Vested Options Exercisable at September 30, 2025	3,038,899	$2.22	5.52	$2,898
Total share-based compensation expense related to stock options during the three and nine months ended September 30, 2026 was $59 and $176, respectively. Total share-based compensation expense related to stock options during the three and nine months ended September 30, 2025 was $103 and $316, respectively. The total intrinsic value of options exercised during three and nine months ended September 30, 2026 was $394 and $822, respectively. The total intrinsic value of options exercised during three and nine months ended September 30, 2025 was $1,184 and $8,460, respectively.
At September 30, 2026, there was $170 of total unrecognized compensation cost related to unvested service stock options granted under the 2021 Plan that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.26 years as of September 30, 2026. During the nine months ended September 30, 2026, the Company received $203 in cash and $620 tax benefit from the stock options exercised. The total fair value of shares of common stock vested during the nine months ended September 30, 2026 and 2025 was $1,958 and $1,163, respectively.
Restricted Stock Units (“RSUs”)
The Company has 4,444,129 and 3,436,019 RSUs outstanding as of September 30, 2026 and December 31, 2025, respectively. The RSUs are service-based vesting awards and are valued based on the fair value of the Company’s common stock at the date of grant. The weighted-average grant date fair values of the RSUs granted during nine months ended September 30, 2026 and 2025, were determined to be $3.22 and $1.27, respectively, based on the fair value of the Company’s common stock at the grant date.

A summary of the activity for the RSUs for the nine months ended September 30, 2026 and 2025, respectively, are shown in the following table:

	Nine Months Ended September 30,
	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	3,436,019	$1.25	1,509,737	$0.94
Granted	2,670,142	3.22	4,071,669	1.27
Vested	(1,485,849)	2.05	(1,837,836)	1.13
Forfeited	(176,183)	2.12	(462,841)	1.03
Unvested at end of year	4,444,129	$2.13	3,280,729	$1.23
The total share-based compensation expense related to RSUs was $1,179 and $2,748, respectively, during the three and nine months ended September 30, 2026. The total share-based compensation expense related to RSUs was $863 and $1,723, respectively, during the three and nine months ended September 30, 2025.
As of September 30, 2026, there was $7,890 of unrecognized compensation expense related to the RSUs that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.95 years as of September 30, 2026.
RSUs granted to Medical Employees and Nonemployees
In 2022, the Company entered into arrangements with certain medical directors and supervisors of advanced practice providers employed by or engaged as independent contractors of the Company to grant RSUs of the Company (“Medical RSUs”). Granting of each annual Medical RSU award by the Company is dependent on the participant performing a specified minimum number of service hours during the calendar year (“One-Year Term”) and further contingent upon the participant’s continued service to, or employment by, the Company through the grant date. The Company’s regular grant date for these Medical RSU awards is in the first quarter of the calendar year following the One-Year Term. During the nine months ended September 30, 2026 and 2025, 332,803 and 997,806 Medical RSU awards were granted, respectively.
The number of Medical RSUs granted to each such participant is determined by the fair market value of the Company's stock price at the grant date and are vested at the grant date. There were no unvested Medical RSU awards outstanding as of September 30, 2026 or 2025.

A summary of the activity for the equity-classified Medical RSUs for the nine months ended September 30, 2026 and 2025, respectively, is shown in the following table:

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	—	—
Granted	332,803	997,806
Vested	(332,803)	(997,806)
Forfeited	—	—
Balance at end of period	—	—
Total compensation costs for Medical RSUs was $0 and $1,032 for the three and nine months ended September 30, 2026, respectively. Total compensation costs for Medical RSUs was $0 and $1,137 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, all Medical RSUs had vested.
Employee Stock Purchase Plan (ESPP)
In connection with the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP”). The 2021 ESPP has reserved 3,591,088 shares of the Company’s common stock for issuance to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the lower of the closing price on the purchase date or the six month closing price average during the contribution period through accumulated payroll deductions. During the three and nine months ended September 30, 2026, the Company issued 55,309 and 139,701 shares of common stock under the ESPP and recognized $109 and $148, respectively, in share-based compensation expense. During the three and nine months ended September 30, 2025, the Company issued 59,688 shares of common stock under the ESPP and recognized $58 in share-based compensation expense
Note 15. Commitments and Contingencies
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
Legal Matters
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on the Company’s condensed consolidated financial statements. Loss contingencies entail uncertainty and a possibility of loss to an entity. If the loss is probable and the amount of loss can be reasonably estimated, the loss is accrued in accordance with ASC Subtopic 450-20, Loss Contingencies.
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
Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. The Company does not have any reserves for regulatory matters as of September 30, 2026 and December 31, 2025.
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
Guarantees
The Company, along with certain of the Company's subsidiaries which are parties to the Term Loan Agreement (“Guarantors”), have pledged a first priority security interest in an lien on substantially all of their respective personal and real property, as collateral security for the payment of outstanding obligations under the Term Loan Agreement pursuant to the Security Agreement. In addition, obligations under the Revolving Loan Agreement are secured by substantially all of SOM, LLC’s collateral. See Note 11.
.
Note 16. Variable Interest Entities
The Company prepares its condensed consolidated financial statements in accordance with Accounting Standards Codification Topic No. 810, Consolidations (“ASC 810”), which provides for the consolidation of VIEs of which an entity is the primary beneficiary.
Pursuant to the MSAs established with the Starling PCs, SOM, LLC, one of the Company's wholly owned subsidiaries, is entitled to receive a management fee, which represents a variable interest in and the right to receive the benefits of the Starling PCs. Through the terms of the MSAs, SOM, LLC receives the right to direct the most significant activities of the Starling PCs. Therefore, the Starling PCs are variable interest entities and SOM, LLC is the primary beneficiary that consolidates the Starling PCs and their subsidiaries.

The condensed consolidated financial statements include the accounts of Starling and its subsidiaries and VIEs. All inter-company profits, transactions, and balances have been eliminated upon consolidation.

(in thousands)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$9,303	$4,133
Accounts receivable, net	62,067	59,103
Other receivables	—	268
Inventories	36,626	16,874
Prepaid expenses and other current assets	890	790
Total current assets	108,886	81,168
Property and equipment, net	14	29
Other assets	590	554
Intangible assets, net	3,911	4,376
Goodwill	2,679	2,679
Total assets	$116,080	$88,806
Liabilities
Current liabilities:
Accounts payable	$78,826	$40,864
Accrued expenses and other current liabilities	23,771	14,546
Amounts due to affiliates	255,506	254,396
Total current liabilities	358,103	309,806
Other non-current liabilities	66	—
Total liabilities	$358,169	$309,806

Single physician holders, who are officers of the Company, retain equity ownership in Starling CA, Starling FL, Starling TX, and Starling OR, which represents nominal noncontrolling interests. However, the noncontrolling interests do not participate in the profit or loss of Starling CA, Starling FL, Starling TX, and Starling OR.
Note 17. Goodwill and Intangible Assets
Intangible Assets
As of September 30, 2026, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(15,625)	$6,566
Trade names	10 years	6,650	(4,391)	2,259
Noncompete agreements	8 years	852	(808)	44
Total intangible assets		$29,693	$(20,824)	$8,869
As of December 31, 2025, the Company’s intangible assets, net consists of the following:

(in thousands)	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets
Amortizing intangible assets:
Payor contracts	13 years	$22,191	$(14,095)	$8,096
Trade names	10 years	6,650	(3,900)	2,750
Clinical contracts and noncompete agreements	8 years	926	(757)	169
Total intangible assets		$29,767	$(18,752)	$11,015
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of September 30, 2026 is as follows:

(in thousands)	Amount
Year ending December 31:
2026 (remaining three months)	$694
2027	2,713
2028	2,615
2029	453
2030	453
Thereafter	1,941
Total	$8,869
The aggregate amortization expense during the three months ended September 30, 2026 and 2025 was $715 and $717, respectively. The aggregate amortization expense during the nine months ended September 30, 2026 and 2025 was $2,146 and $2,264, respectively.

Goodwill
The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, specialty pharmacy, patient services, and clinical trials & other. The goodwill allocated to each of the reporting units as of September 30, 2026 and December 31, 2025 is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Patient services	$2,679	$2,679
Specialty pharmacy	4,551	4,551
Clinical trials & other	—	—
Total goodwill	$7,230	$7,230
The accumulated goodwill impairment for patient services was $26,179 as of September 30, 2026, December 31, 2025 and January 1, 2025. The accumulated goodwill impairment for clinical trials & others was $632 as of September 30, 2026 and December 31, 2025. There was no accumulated goodwill impairment for specialty pharmacy as of September 30, 2026, December 31, 2025 and January 1, 2025.
Note 18. Net Loss Per Share
The following table sets forth the computation of the Company's basic and diluted net loss per share to common stockholders for the three and nine months ended September 30, 2026 and 2025.

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to Starling	$(15,748)	$(16,504)	$(28,029)	$(53,098)
Net loss attributable to Starling available for distribution	(15,748)	(16,504)	(28,029)	(53,098)
Net loss attributable to participating securities, basic and diluted	(2,456)	(2,734)	(4,426)	(9,220)
Net loss attributable to common stockholders, basic and diluted	$(13,292)	$(13,770)	$(23,603)	$(43,878)
Weighted average common shares outstanding, basic and diluted	104,728,390	97,474,797	103,197,885	89,333,733
Net loss income per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.14)	$(0.23)	$(0.49)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Convertible note	—	10,505,428	—	10,505,428
Stock options	3,794,694	4,113,588	3,794,694	4,113,588
RSUs	4,444,129	3,280,729	4,444,129	3,280,729
Public Warrants	5,749,986	5,749,986	5,749,986	5,749,986
Private Warrants	2,187,283	2,187,283	2,187,283	2,187,283
Common Warrants in connection with private placement and exchange agreement	6,858,469	8,307,481	6,858,469	8,307,481
Warrants in connection with Convertible Notes	10,025,535	—	10,025,535	—

Note 19. Segment Information
The Company operates its business and reports its results through three operating and reportable segments: specialty pharmacy, patient services, and clinical trials & other in accordance with ASC 280. See Note 2 for a summary of the Company’s policy on segment information.
Summarized financial information for the Company’s segments is shown in the following tables:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Patient services	$60,013	$60,195	$177,927	$169,154
Specialty pharmacy	109,304	75,895	295,453	187,761
Clinical trials & other	450	474	5,110	3,857
Consolidated revenue	$169,767	$136,564	$478,490	$360,772

Direct costs
Intravenous (IV) drug costs	$29,279	$36,822	$88,011	$101,035
Clinician salaries and benefits	17,180	14,769	48,949	42,854
Network medical expense	8,184	1,561	24,291	3,344
Medical supplies and other	1,596	1,420	5,142	5,569
Total patient services (A)	$56,239	$54,572	$166,393	$152,802
Specialty pharmacy (B)	82,858	63,072	230,947	154,021
Clinical trials & other (C)	—	—	—	279
Total segment direct costs	$139,097	$117,644	$397,340	$307,102
Depreciation expense
Patient services	$536	$737	$1,736	$2,259
Specialty pharmacy	2	2	6	8
Clinical trials & other	—	—	—	32
Total segment depreciation expense	$538	$739	$1,742	$2,299

Amortization of intangible assets
Patient services	$715	$717	$2,146	$2,154
Clinical trials & other	—	—	—	110
Total segment amortization	$715	$717	$2,146	$2,264

Operating income
Patient services	$2,523	$4,169	$7,652	$11,939
Specialty pharmacy	26,444	12,821	64,500	33,732
Clinical trials & other	450	474	5,110	3,436
Total segment operating income	$29,417	$17,464	$77,262	$49,107
Other items not allocated to segments:
Selling, general and administrative expense	$32,130	$25,251	$90,285	$77,534
Non-segment depreciation and amortization	269	267	1,088	749
Total consolidated operating loss	$(2,982)	$(8,054)	$(14,111)	$(29,176)
Interest expense, net	1,815	1,920	5,608	6,479
Change in fair value of warrant and conversion option derivative liabilities	13	6,127	(1,914)	13,519
Loss on debt extinguishment	11,561	—	11,561	2,881

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other, net	(623)	403	(1,337)	1,174
Consolidated loss before provision for income taxes	$(15,748)	$(16,504)	$(28,029)	$(53,229)

(in thousands)	September 30, 2026	December 31, 2025
Assets
Capitated accounts receivable	$1,699	$3,213
FFS accounts receivable	26,237	35,376
IV drug inventory	20,659	8,079
Other assets	21,529	27,989
Patient services	70,124	74,657

Oral drug accounts receivable	14,886	7,457
Oral drug inventory	15,972	8,796
Other assets	13,141	431
Specialty pharmacy	43,999	16,684

Clinical trials & other	6,804	5,436
Non-segment assets	66,846	67,879
Total assets	$187,773	$164,656
The Company’s chief operating decision maker, "or CODM", is the Chief Executive Officer. The CODM uses segment operating income to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income for evaluating drug pricing to assess each segment’s performance by comparing the results and return on assets of each segment with one another and in the compensation of specific employees.
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
(B) Direct costs - specialty pharmacy primarily includes the cost of oral medications dispensed in the Starling PCs’ clinic locations. The CODM regularly reviews these costs to evaluate drug margins, compression, and suppliers.
(C) Direct costs - clinical trials & other primarily includes costs related to clinical trial contracts and medical supplies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Starling Oncology, Inc. along with its consolidated subsidiaries. The discussion should be read together with the unaudited condensed consolidated financial statements and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects." "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described under the heading "Risk Factors" (Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on March 12, 2026. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements, except as required by law.
Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Starling Oncology, Inc., a Delaware corporation (“STLN”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”). All dollar values are expressed in thousands, unless otherwise noted.
Overview
The Company is a leading value-based oncology company that manages community-based oncology practices for the Company and for independent oncology practices that together serve patients across 17 markets and five states throughout the United States. As of September 30, 2026, we operate 67 community-based oncology practices, staffed with 125 oncologists and advanced practice providers employed by our affiliated physician-owned professional corporations, referred to as the "Starling PCs." In addition to our Starling-affiliated providers, we also manage a network of providers in Florida under the Florida Oncology Network brand along with network providers in California. Collectively across the provider base, as of September 30, 2026, we manage a population of approximately 2.2 million patients under value-based agreements. The Company's mission is to heal and empower cancer patients through compassion, innovation, and state-of-the-art medical care..
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

	Three Months Ended September 30,
	2026	2025
Revenue
Patient services	35.4%	44.1%
Specialty Pharmacy	64.4%	55.6%
Clinical trials & other	0.2%	0.3%
Total operating revenue	100.0%	100.0%
Operating expenses
Direct costs – patient services	33.1%	40.0%
Direct costs – specialty pharmacy	48.8%	46.2%
Direct costs – clinical trials & other	—%	—%
Selling, general and administrative expense	18.9%	18.5%
Depreciation and amortization	0.9%	1.3%
Total operating expenses	101.7%	106.0%
Loss from operations	(1.7)%	(6.0)%
Other non-operating expense (income)
Interest expense, net	1.1%	1.4%
Change in fair value of warrant and conversion option derivative liabilities	—%	4.5%
Loss on debt extinguishment	6.8%	—%
Other, net	(0.4)%	0.3%
Total other non-operating expense (income)	7.5%	6.2%
Loss before provision for income taxes	(9.2)%	(12.2)%
Income taxes	—%	—%
Net loss	(9.2)%	(12.2)%
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Patient services	$60,013	$60,195	$(182)	(0.3)%	$177,927	$169,154	$8,773	5.2%
Specialty Pharmacy	109,304	75,895	33,409	44.0%	295,453	187,761	107,692	57.4%
Clinical trials & other	450	474	(24)	(5.1)%	5,110	3,857	1,253	32.5%
Total operating revenue	$169,767	$136,564	$33,203	24.3%	$478,490	$360,772	$117,718	32.6%
Patient services
The change in patient services revenue for the three and nine months ended September 30, 2026 compared to the same periods in the prior year was primarily due to a 40% and 47% increase in capitated revenue, respectively, partially offset by a 21% and 16% decrease in fee-for-service revenue, respectively. The increase in capitated revenue was driven by momentum in new markets in addition to the impact of our investments in referral relationship management and our ramp up in new capitated contracts.

Specialty pharmacy
The increase in specialty pharmacy revenue for three and nine months ended September 30, 2026 as compared to the same periods in the prior year was primarily driven by continued strength in prescription fill volumes as the Company continues to bring new capitated lives onto the platform, along with the ongoing ramp of our Florida delegated arrangements.
Clinical trials & other
The change in clinical trials & other revenue for the three and nine months ended September 30, 2026, compared to the same periods in the prior year was due to the profit sharing arrangement with Helios described in Note 1 of the condensed consolidated financial statements.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Direct costs – patient services	$56,239	$54,572	$1,667	3.1%	$166,393	$152,802	$13,591	8.9%
Direct costs – specialty pharmacy	82,858	63,072	19,786	31.4%	230,947	154,021	76,926	49.9%
Direct costs – clinical trials & other	—	—	—	—%	0	279	(279)	(100.0)%
Selling, general and administrative expense	32,130	25,251	6,879	27.2%	90,285	77,534	12,751	16.4%
Depreciation and amortization	1,522	1,723	(201)	(11.7)%	4,976	5,312	(336)	(6.3)%
Total operating expenses	$172,749	$144,618	$28,131	19.5%	$492,601	$389,948	$102,653	26.3%
Patient services cost
The increase in patient services cost for the three months ended September 30, 2026 as compared to the prior year period was primarily due to a 16.3% increase in clinical payroll costs as the Company adjusts physician compensation to better match performance and volume and a 424.3% increase in network medical expense, partially offset by a 20.5% decrease in IV drug costs as the Company leverages its rebate programs with its primary drug distributor. The increase in patient services costs for the nine months ended September 30, 2026 as compared to the prior year period was primarily due to increases in clinical payroll costs, partially offset by a decrease in IV drug costs.
Specialty pharmacy cost
The increase in specialty pharmacy cost for the three months ended September 30, 2026 was primarily due to a 54.1% increase in the number of prescriptions filled offset by a 14.8% decrease in the average cost of the prescriptions filled, as compared to the three months ended September 30, 2025. The increase in specialty pharmacy cost for the nine months ended September 30, 2026 was primarily due to a 77.5% increase in the number of prescriptions filled, partially offset by a 15.5% decrease in the average cost of the prescriptions filled, as compared to the nine months ended September 30, 2025.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expenses for the three and nine months ended September 30, 2026 increased 27.2% and 16.4%, respectively, compared to the same periods in the prior year primarily due to the scaling of our business. As a percentage of revenue, SG&A increased 0.4% and decreased 2.6% for the three and nine months ended September 30, 2026 as compared to the same period in the prior year, respectively, which reflected the operating leverage built into the model as the Company's continues to scale, along with cost discipline. The decrease for the nine months is due to the renegotiation and reduction of certain fixed corporate spend not integral to the business growth.

Other Non-Operating Expense (Income)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest expense, net	$1,815	$1,920	$(105)	(5.5)%	$5,608	$6,479	$(871)	(13.4)%
Change in fair value of warrant and conversion option derivative liabilities	13	6,127	(6,114)	(99.8)%	(1,914)	13,519	(15,433)	(114.2)%
Loss on debt extinguishment	11,561	—	11,561	100.0%	11,561	2,881	8,680	100.0%
Other, net	(623)	403	(1,026)	(254.6)%	(1,337)	1,174	(2,511)	(213.9)%
Total other non-operating expense (income)	$12,766	$8,450	$4,316	51.1%	$13,918	$24,053	$(10,135)	(42.1)%
Interest expense, net
The decrease in interest expense for the three and nine months ended September 30, 2026 compared to the prior year periods was primarily the result of a prepayment and debt conversion related to the Senior Secured Convertible Note during the first quarter of 2025. The decrease in the principal balance of the Senior Secured Convertible Notes decreased the Company's interest payments for the remainder of 2025 and continuing into 2026. Additionally, the decrease is due to the payoff of the Senior Secured Convertible Notes in July 2026 and lower debt amortization related to the Senior Secured Term Loan.
Change in fair value of liabilities
The change in the fair value of liabilities was primarily due to the change in the fair value of liability classified warrants and conversion option derivative liabilities due to stock price fluctuations, term, risk-free rates and volatility for the three and nine months ended September 30, 2026, as compared to the prior year period.
Key Business Metrics
In addition to our financial information, the Company's management reviews a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Affiliated and Network Clinics (1)	322	80	322	80
Markets	17	22	17	22
Lives under value-based contracts (millions)	2.2	1.9	2.2	1.9
Adjusted EBITDA (in thousands) (2)	$3,394	$(3,459)	$1,185	$(12,555)
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
(2) Adjusted EBITDA is a "non-GAAP" financial measure within the meaning of Item 10 of Regulation S-K promulgated by the SEC. The Company defines Adjusted EBITDA as net income (loss) adjusting for:

•Depreciation and amortization,
•Interest expense, net,
•Tax payments and penalties
•Non-cash addbacks,
•Share-based compensation,
•Changes in fair value of liabilities,
•Unrealized (gains) losses on investments
•Loss on debt extinguishment
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

The following tables provide a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Net loss	$(15,748)	$(16,504)	$756	(4.6)%
Depreciation and amortization	1,522	$1,723	(201)	(11.7)%
Interest expense, net	1,815	$1,920	(105)	(5.5)%
Income tax and other taxes	53	$(10)	63	(630.0)%
Non-cash addbacks(1)	169	$164	5	3.0%
Share-based compensation	1,348	$1,024	324	31.6%
Changes in fair value of liabilities	13	$6,127	(6,114)	(99.8)%
Loss on debt extinguishment(2)	11,561	—	11,561	100.0%
Post-combination compensation expense	—	$13	(13)	(100.0)%
Consulting fees(3)	(637)	$782	(1,419)	(181.5)%
Infrastructure and workforce costs(4)	3,298	$1,302	1,996	153.3%
Adjusted EBITDA	$3,394	$(3,459)	$6,853	(198.1)%
(1)    During the three months ended September 30, 2026, non-cash addbacks was primarily comprised of non-cash rent expense. During the three months ended September 30, 2025, non-cash addbacks was primarily comprised of certain expenses incurred through our shared services agreement with Helios of $318, offset by non-cash rent expense of $154.

(2)    Loss on debt extinguishment was due to the extinguishment of the Senior Secured Convertible Note along with the issuance of warrants and recognition of the Senior Term Loan.
(3)    Consulting fees were comprised of a subset of the Company’s total consulting fees primarily related to certain non-recurring advisory projects during the three months ended September 30, 2026 and 2025. Certain amounts for the three months ended September 30, 2026 were reclassified to infrastructure and workforce costs. See footnote 4.
(4)    Infrastructure and workforce costs were primarily comprised of recruiting and signing bonus expenses to build out corporate infrastructure of $278 and $207, rebranding expenses of $2,202 and $0, severance expenses resulting from cost rationalization programs of $165 and $40, stop-loss contract timing of approximately $0 and $62, and non-recurring legal fees related to infrastructure build-out and settlements of $654 and $551 during the three months ended September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Net loss	$(28,029)	$(53,098)	$25,069	(47.2)%
Depreciation and amortization	$4,976	5,312	(336)	(6.3)%
Interest expense, net	$5,608	9,360	(3,752)	(40.1)%
Income tax and other taxes	$182	$(24)	206	(858.3)%
Non-cash addbacks(1)	$(115)	$2,223	(2,338)	(105.2)%
Share-based compensation	$4,104	$3,234	870	26.9%
Changes in fair value of liabilities	$(1,914)	$13,519	(15,433)	(114.2)%
Unrealized loss on investments	$—	$6	(6)	(100.0)%
Loss on debt extinguishment(2)	$11,561	$—	11,561	100.0%
Post-combination compensation expense	$—	$39	(39)	(100.0)%
Consulting fees(3)	$1,450	$1,621	(171)	(10.5)%
Infrastructure and workforce costs(4)	$3,362	$5,252	(1,890)	(36.0)%
Transaction costs	$—	$1	(1)	—
Adjusted EBITDA	$1,185	$(12,555)	$13,740	(109.4)%
(1)    During the nine months ended September 30, 2026, non-cash addbacks was primarily comprised of a reversal of non-cash rent expense offset by a loss on disposal of fixed assets. During the nine months ended September 30, 2025, non-cash addbacks was primarily comprised of the write-off of the net assets of the Clinical Trials segment of $2,716, offset by non-cash rent expense of $492.
(2)    Loss on debt extinguishment was due to the extinguishment of the Senior Secured Convertible Note along with the issuance of warrants and recognition of the Senior Term Loan.
(3)    Consulting fees were comprised of a subset of the Company’s total consulting fees primarily related to certain non-recurring advisory projects during the nine months ended September 30, 2026 and 2025
(4)    Infrastructure and workforce costs were primarily comprised of recruiting expenses to build out corporate infrastructure of $754 and $634, severance expenses resulting from cost rationalization programs of $421 and $229, stop-loss contract timing of approximately $0 and $1,160, and non-recurring legal costs related to infrastructure build out and settlements of $826 and $1,820, partially offset by EOM/CMS performance period non-recurring addback of $988 and $0 during the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources
General
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements as of September 30, 2026, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of $36,895 and an accumulated deficit of $299,448 at September 30, 2026, and a net loss of $28,029 and net cash provided by operations of $19,867 for the nine months ended September 30, 2026.
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

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Net cash and cash equivalents provided by (used in) operating activities	$19,867	$(27,820)	$47,687	(171)%
Net cash and cash equivalents used in investing activities	(3,212)	(2,014)	(1,198)	59%
Net cash and cash equivalents provided by (used in) financing activities	(13,325)	7,823	(21,148)	(270)%
Net increase (decrease) in cash and cash equivalents	$3,330	$(22,011)	$25,341	(115)%
Cash and cash equivalents at beginning of period	33,565	49,669	(16,104)	(32)%
Cash and cash equivalents at end of period	$36,895	$27,658	$9,237	33%
Operating Activities
Significant changes impacting net cash and cash equivalents provided by (used in) operating activities for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 were as follows:
•Cash used by inventory increased $10,913 due to our quarterly drug-buy in with our primary drug distributor for rebate incentives.
•Cash used by accounts receivable decreased $11,070 due to an increase in collections for the applicable dates of service as compared to the prior year.
•Cash provided by accounts payable and accrued expenses increased by $34,426 primarily due to the quarterly drug-buy in with our primarily drug distributor for rebate incentives.
Investing Activities
Net cash used in investing activities increased $1,198 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to the increase in purchases of property and equipment of $1,072.
Financing Activities

Net cash used in financing activities decreased $21,148 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to proceeds from the senior secured term loan of $75,000 in the current period, partially offset by an increase in principal payments of $65,889 and the absence of prior year proceeds from the private placement and at-the-market offering of $15,359 and $9,952.

Material Cash Requirements
The Company's material cash requirements for the following five years consist of debt servicing requirements, operating leases and other miscellaneous administrative expenses. Additionally, the Company is subject to certain outside claims and litigation arising out of the ordinary course of business, however, no such litigation requires future cash expenditure as of September 30, 2026.

	Material Cash Requirements Due by the Year Ended December 31,
(dollars in thousands)	2026	2027-2028	2029-2030	Thereafter	Total
Senior Secured Term Loan	$1,805	$14,338	$46,049	$43,069	$105,261
Operating leases	2,298	15,139	8,683	2,933	29,053
Deferred acquisition and contingent consideration	125	—	—	—	125
Other[1]	10	31	2	—	43
Total material cash requirements	$4,238	$29,508	$54,734	$46,002	$134,482
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
Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q. We believe that the following accounting policies reflect the most critical judgments and estimation uncertainty used in the preparation of our condensed consolidated financial statements.

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
Segment Reporting
The Company presents the condensed consolidated financial statements by segment in accordance with the relevant accounting literature to provide investors with transparency into how the chief operating decision maker, or “CODM” manages the business. The Company's CODM is our Chief Executive Officer. The CODM reviews financial information and allocates resources across three operating segments: patient services, specialty pharmacy, and clinical trials and other.
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
Specialty Pharmacy
Dispensed prescriptions that are filled and delivered to the patient are considered a distinct performance obligation. The transaction price for the prescriptions is based on fee schedules set by PBMs and other third-party payors. The fee schedule is often subject to direct and indirect remuneration fees applied by PBMs ("DIR fees"), which are based primarily on pre-established metrics. DIR fees may be assessed in periods after payments are received against future payments. The Company estimates DIR fees to arrive at the transaction price for prescriptions. Revenue is recognized based on the transaction price at the time the patient takes possession of the oral drug.

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
Interest Rate Risk
We held cash and cash equivalents of $36,895 as of September 30, 2026, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, that are required to be disclosed in our SEC reports, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level. Management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, the following directors and officers of the Company adopted trading plans for the sales of shares of our common stock, as indicated below. Each trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Name and Title	Date of Adoption	Aggregate Number of Shares of Common Stock to Be Sold	Expiration Date of Rule 10b5-1 Trading Plan

Karen Johnson, Director	September 10, 2026	Up to 33,600	December 31, 2027
Mark Pacala, Director	August 18, 2026	Up to 148,000	September 1, 2027
Daniel Virnich, Chief Executive Officer	August 12, 2026	Up to 350,000	September 1, 2027
Robert Carter, Chief Financial Officer	September 14, 2026	Up to 108,455	October 1, 2027

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, we inadvertently omitted disclosure about our director, Bradley Hively, adopting a Rule 10b5-1 Plan on May 22, 2026, with an expiration date of December 31, 2027, providing for the sale of up to an aggregate amount of 298,853 shares of common stock. This trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of The Oncology Institute, Inc.	8-K	001-39248	3.1	November 18, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-39248	3.1	August 3, 2026
3.3	Amended and Restated Bylaws of The Oncology Institute, Inc.	8-K	001-39248	3.2	November 18, 2021
3.4	Certificate of Designation of Series A Common Stock Equivalent Convertible Preferred Stock	8-K/A	001-39248	3.3	November 22, 2021
3.5	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.1	March 25, 2025
3.6	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Common Stock Equivalent Convertible Preferred Stock	8-K	001-39248	3.2	March 25, 2025
4.1	Warrant Agreement, dated March 10, 2020, by and between DFP and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39248	4.1	March 13, 2020
4.2	Specimen Preferred Stock Certificate of The Oncology Institute, Inc.	8-K/A	001-39248	4.2	November 22, 2021
4.3	Form of Secured Convertible Note	8-K	001-39248	4.1	August 10, 2022
4.4	Form of Warrant	8-K	001-39248	4.2	August 10, 2022
4.5	Form of pre-funded Warrant	8-K	001-39248	4.1	March 25, 2025
4.6	Form of Common Warrant	8-K	001-39248	4.2	March 25, 2025
4.7	Form of Deerfield Common Warrant	8-K	001-39248	4.3	March 25, 2025
10.1	Credit Agreement by and among The Oncology Institute, Inc. and Orbimed Opportunities (CA) V LLC, dated as of July 1, 2026	8-K	001-39248	10.1	July 7, 2026
10.2	Pledge and Security Agreement by and among The Oncology Institute, Inc., the guarantors and Orbimed Opportunities (CA) V LLC, dated as of July 1, 2026	8-K	001-39248	10.2	July 7, 2026
10.3	Credit Agreement among Starling Oncology Management, Limited Liability Company, and Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, dated as of August 20, 2026	8-K	001-39248	10.1	August 21, 2026

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.					X
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer					X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on November 5, 2026.

STARLING ONCOLOGY, INC.

By:	/s/ Robert Carter
Robert Carter
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)